Form 10-K405
period 1996-12-31
MARINER ENERGY INC
filed 1997-03-31
CIK 1022345

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                      COMMISSION FILE NUMBER 0-___________

                              MARINER ENERGY, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              86-0460233
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


                      580 WESTLAKE PARK BLVD., SUITE 1300
                             HOUSTON, TEXAS  77079
          (Address of principal executive offices including Zip Code)

                                 (281) 584-5500
                        (Registrant's telephone number)


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x       No
                                              -----        -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

         The aggregate market value of the voting stock held by non-affiliates of registrant as is indeterminable, as there is no established public trading market for the registrant's common stock.

          As of March 27, 1997, there were 1,000 shares of the registrant's common stock outstanding.


--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

Item                                                                                                                 Page
-------------------------------------------------------------------------------------------------------------------------
PART I
         1.   BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
         3.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART II
         5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         6.   SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
         9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

PART III
         10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . . . . .  41
         11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43
         12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
         13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48

PART IV
         14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53
         GLOSSARY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  55

                                     PART I

         In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Some of the more important Factors that could cause or contribute to such differences include those discussed in Item 1 "Business", Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

ITEM 1. BUSINESS

         Certain technical terms used in this Item are described or defined in the Glossary presented on page 55 of this report.

OVERVIEW

         Mariner Energy, Inc. ("Mariner" or the "Company") is an independent oil and gas exploration company with principal operations in three geographic areas: the shallow water or "shelf" (water depths less than 600 feet) of the Gulf of Mexico and onshore areas near the Gulf; the deeper waters of the Gulf (water depths greater than 600 feet); and the Permian Basin of West Texas. At December 31, 1996, approximately 84% in value (based on the present value of estimated future net revenues) of the Company's oil and gas reserves and most of its current efforts were located in or near the Gulf, which historically has been a prolific hydrocarbon producing area. The Company utilizes advanced evaluation and, particularly in the Gulf, advanced completion technologies to explore for and produce oil and natural gas.

         The Company began its operations in 1983 as a subsidiary of Trafalgar House plc, a large U.K. conglomerate. As such, the Company carried on the U.S. oil and gas operations of the Trafalgar House group. In 1989, Trafalgar House spun-off to its public shareholders its oil and gas operations in a new company called Hardy Oil & Gas plc, of which the Company became a subsidiary, and thereafter the Company carried on the U.S. oil and gas operations of Hardy Oil & Gas plc.

         In an acquisition effective April 1, 1996, Mariner Holdings, Inc. acquired all the capital stock of the Company from Hardy Holdings Inc. (the "Acquisition") as part of a management-led buyout financed by an affiliate of Enron Capital & Trade Resources Corp. ("ECT"). The aggregate purchase price was approximately $185.5 million, including $14.5 million for net working capital. In connection with the Acquisition, substantial intercompany indebtedness and receivables and third-party indebtedness of the Company were eliminated. See Item 6 for a presentation of selected historical financial information for the predecessor company as of and for periods prior to the Acquisition and for Mariner Energy, Inc. as of and for the nine months ended December 31, 1996 and the selected proforma financial information for the years ended December 31, 1995 and 1996, presented as if the Acquisition had occurred on January 1, 1995.

         As of December 31, 1996, the Company had proved reserves of 5.3 millions barrels (Mmbbl) of oil and condensate and 92.3 billion cubic feet
(Bcf) of natural gas, aggregating 124.1 Bcfe. Approximately 74% of the Company's proved reserves were natural gas and approximately 84% were proved developed. In addition to its properties holding proved reserves, the Company had an inventory of 30 specific prospects, which it expects will account for most of its exploratory and exploitation drilling activities over the next two years. In the aggregate, the Company had a total undeveloped leasehold inventory of approximately 152,000 net acres, including 71 undeveloped Gulf blocks, and held under license or other arrangement approximately 6,100 square miles of 3-D seismic data and approximately 196,000 linear miles of 2-D seismic data.

         From June 1, 1989 (when the Company began to focus its efforts on the Gulf), through December 31, 1996, the Company drilled 234 gross (74.9 net) wells, including 78 gross (25.6 net) exploratory and deepwater exploitation wells. Of such wells, 25 were completed (22 in Gulf shallow water or onshore and 3 in Gulf deepwater), representing a 32% success rate on its exploration and deepwater exploitation activities. During the same period, the Company completed approximately 92% of its development wells. At December 31, 1996, the Company was in the process of drilling one gross (0.2 net) exploratory well and one gross (0.8 net) development well.

         From January 1, 1992 through December 31, 1996, the Company had increases in annual average daily production of 175%, to approximately 68 Mmcfe per day. During this period the Company replaced 144% of its annual production through the drillbit at an average finding and development cost of $1.04 per Mcfe of proved reserves. During the period, several property disposals were completed to fund the drilling program. These disposals accounted for a 31.2 Bcfe reduction in proved reserves (20.3 Bcfe during 1996), or approximately 25% of the current proved reserve base. Net of disposals, proved reserves have increased 5% over the period.

         The following table sets forth certain summary information with respect to the Company's oil and gas activities and results during the five years ended December 31, 1996. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission, which requires the application of year-end oil and natural gas prices for each year, held constant throughout the projected reserve life. See "Properties--Oil and Natural Gas Reserves" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                      Year ended December 31,
                                                       ---------------------------------------------------------
                                                        1996        1995         1994         1993          1992
                                                       -----       -----        -----        -----         -----
Proved reserves:
   Oil (Mbbls)  . . . . . . . . . . . . . . . . .        5,280      6,669        6,900         6,128         6,190
   Natural gas (Mmcf) . . . . . . . . . . . . . .       92,284     98,330      100,645        91,060        80,837
   Natural gas equivalent (Mmcfe) . . . . . . . .      123,964    138,344      142,045       127,828       117,977
Present value of estimated future net revenues
(in thousands)(1) . . . . . . . . . . . . . . . .     $303,363   $173,421     $ 95,318      $ 94,243      $100,064

Annual reserve replacement  ratio(2)  . . . . . .          1.2        1.2          2.0           1.7           1.9

Capital expenditures:
   Capital costs incurred . . . . . . . . . . . .     $ 45,731   $ 41,772     $ 36,923      $ 27,966      $ 27,770
   Percentage attributable to:
      Exploration, including leasehold and
        seismic . . . . . . . . . . . . . . . . .         80.8%      41.8%        51.5%         44.0%         47.3%
      Development and other . . . . . . . . . . .         19.2%      58.2%        48.5%         56.0%         52.7%

   Proceeds from property sales . . . . . . . . .     $  7,528   $ 20,688     $  3,480          $215      $  2,381

Production:
   Oil (Mbbls)  . . . . . . . . . . . . . . . . .          750        424          459           470           525
   Natural gas (Mmcf) . . . . . . . . . . . . . .       20,429     13,770       14,362        12,507         5,896
   Natural gas equivalents (Mmcfe)  . . . . . . .       24,929     16,314       17,116        15,327         9,046

Average realized sales price per unit:
   Oil (per Bbl)  . . . . . . . . . . . . . . . .     $  18.10   $  17.19     $  15.86      $  17.07      $  19.51
   Natural gas (per Mcf)  . . . . . . . . . . . .         2.39       1.76         1.99          2.10          1.82
   Gas equivalent (per Mcfe)  . . . . . . . . . .         2.50       2.04         2.09          2.24          2.32

Costs per Mcfe:
   Lease operating expense  . . . . . . . . . . .         0.43       0.45         0.42          0.51          0.70
   General and administrative expense . . . . . .         0.13       0.12         0.11          0.15          0.22
   Average finding and development cost(3)  . . .         1.04       1.00         1.03          1.25          1.08

         (1) Discounted at an annual rate of 10%. See "Glossary" included elsewhere in this report for the definition of "present value of estimated future net revenues".

         (2) The annual reserve replacement ratio for a year is calculated by dividing aggregate reserve additions, including revisions, on an Mcfe basis for the year by actual production on an Mcfe basis for such year.

         (3) Average finding and development cost per Mcfe is a rolling average calculated by dividing capital expenditures (including future capital) related to properties which have been evaluated for the rolling period by the ultimate reserve additions for the same period. For the years ended December 31, 1996, 1995, 1994 and 1993, the rolling period is five years, which management believes is the minimum period for meaningful presentation. A four year rolling average has been used for the year ended December 31, 1992, as less than five years data was available due to the demerger of the Company in 1989.

STRATEGY

         Mariner's strategy is to increase reserves, production and cash flows in a cost effective manner primarily "through the drillbit" -- by exploring, exploiting and developing prospects. Mariner emphasizes internal growth through exploration, exploitation and development of internally generated prospects and prefers to operate the wells in which it participates and to hold substantial working interests therein.

         The Company applies a "portfolio management" approach to its drilling activities that is directed at balancing (i) its views as to the moderate risks of its exploration program in the Gulf and near onshore areas, the relatively lower risk of exploitation in Gulf deepwater and the still lower risk of development of the Company's interests in the Permian Basin of West Texas with
(ii) its views as to the potential for adding significant value from such activities, particularly in the shallow water and deepwater of the Gulf.

         In Gulf shallow water and near onshore fields, the Company focuses on prospects with attractive value-adding potential and attractive rates of return resulting from expected short production lead times, quick payout periods, low lease operating expenses and favorable leasehold costs. At December 31, 1996, approximately 64% in value of the Company's reserves and 68% of the Company's average daily production were located in Gulf shallow water and near onshore fields.

         Mariner's Gulf deepwater operations have been focused on the exploitation of previously discovered reservoirs which the Company believes are too small to be of interest to large oil companies. The Company believes that its deepwater expertise and low operating costs enable it to develop small and mid-size fields in deeper water of the Gulf profitably. At December 31, 1996, approximately 20% in value of the Company's reserves and 26% of the Company's average daily production were located in Gulf deepwater. During 1996, the Company decided to expand its efforts in Gulf deepwater to include moderate risk exploration for undrilled reservoirs because of (i) the large reserve potential (relative to the Company's size) that it believes can be found in deepwater areas targeted by it, (ii) the relative immaturity of these exploration activities compared to other Gulf activities and (iii) the limited competition for the Company's targeted reservoir sizes.

         The Company's operations in the Spraberry Trend of the Permian Basin of West Texas, which, at December 31, 1996, accounted for approximately 16% in value of the Company's reserves and 6% of the Company's average daily production, have been important to the Company's internal growth strategy by providing a consistent source of cash flow for use in the Company's other activities.

         The Company currently plans to focus the majority of its prospect acquisition, exploration, exploitation and development efforts in the shallow water and deepwater of the Gulf. To support these plans, Mariner acquired 19 offshore blocks in 1995 and 25 offshore blocks in 1996 through lease sales and farm-ins, 17 of which were in the deepwater.

         To aid in implementing its strategy, Mariner believes that the following competitive advantages distinguish it from other independent oil and gas companies. These advantages are responsible to a significant extent for the success of the Company's exploration and exploitation efforts in recent years.

         Geographic Focus. A substantial portion of the Company's activities is concentrated in the Gulf where the Company has been successful in developing valuable reserves. The Company believes that exploration and development in shallow water of the Gulf offer attractive returns because of short production lead times, high production rates and relatively low capital and operating costs. The Company believes that its activities in Gulf deepwater offer attractive returns because of (i) large reserve potential, (ii) technological developments, (iii) the early stages of development in the area and (iv) a favorable competitive niche directed at exploiting small to moderate potential fields previously discovered by large oil companies but bypassed for exploitation by them as they search for larger fields -- a niche which few other independent oil companies of Mariner's size are pursuing because of the significant technological and capital expenditure requirements. With a significant portion of its reserves in the Gulf, the Company benefits from the lower lease operating expenses associated with offshore wells which are generally more productive than typical onshore wells and allow for concentration of labor and equipment. In addition, production from such wells is not burdened by severance or ad valorem taxes, and royalties paid on Gulf oil and gas production to the federal government are generally lower than royalties paid in respect of onshore production to private landowners. Moreover, gas produced in the Gulf and near onshore areas usually receives top current prices because of its quality and proximity to competitive pipeline transportation, and oil produced in the areas of the Company's geographic focus is usually of good quality (as opposed to heavy crude or high sulfur content crude oil which require special processing) and typically carries prices which reflect such quality.

         Concentration of Reserves and Efficient Operations. The Company actively manages its portfolio of producing reserves to optimize concentration within its geographic areas of focus. At December 31, 1996, approximately 85% by value of the Company's reserves were located in six fields. This concentration, while increasing the Company's dependence on the economic performance of those fields, enables the Company to achieve efficiencies in its operations and to control its general and administrative expenses relative to competitors that have more widespread operations. Consistent with its emphasis on reserve concentration and low cost of operations, the Company regularly reviews its properties and, when appropriate, sells properties that are marginally profitable or outside of its areas of concentration.

         Application of Technology. The Company applies state-of-the-art technology to minimize exploration risk and maximize returns. Although the Company's database includes extensive 2-D and 3-D seismic data, virtually all of the Company's exploration and exploitation prospects are generated using 3-D seismic data. While 2-D seismic data, which historically has been used by oil and gas exploration companies, is still an important exploration tool, the use of 3-D data lowers the risk of dry holes and optimizes exploitation and development spending. The Company also utilizes proven state-of-the-art subsea production technology to reduce capital expenditures that might otherwise be associated with deepwater developments (for example, the construction of additional production platforms). The ability to utilize these and other technologies often allows the Company economically to pursue attractive projects below the size thresholds of large oil companies. The Company's ability to retain personnel capable of using advanced technology is an important factor in maintaining the Company's advantage in this area.

         Disciplined Approach to Exploration. The Company employs careful risk analysis to determine its drilling priorities, balancing the required capital outlay against the expected value of the well. Having confidence in its staff of explorationists, the Company typically has generated its own prospects and conducted its own risk analysis. The exploration, exploitation and development of internally generated prospects accounted for 80% by value of the Company's reserves at December 31, 1996. The Company attempts to focus its exploration and exploitation efforts on prospects with high value-adding potential while at the same time managing its risks by drilling approximately 10-12 exploitation and exploratory wells per year. Furthermore, the Company generally keeps its working interests at or below 50% by seeking industry participants in its exploitation and exploration activities in order to reduce its exposure on any single undertaking and to leverage its drilling program overhead cost through reimbursements received from partners..

         Experienced Management with Significant Equity Incentives. The management team has considerable expertise in the oil and gas industry and significant experience working with the Company. All present key employees of, and consultants to, the Company are eligible to participate in an incentive program which provides overriding royalty interests in successful projects. The Company believes that its overriding royalty program provides a strong alignment of management's and investors' interests. In addition, the Company believes that this program is a significant reason why the Company has been able to retain the services of the members of its senior management team, most of whom have been working together at the Company for over 10 years. In connection with the Acquisition mentioned above, certain members of management and other key personnel of the Company also purchased approximately 4% of the common stock of Mariner Holdings and acquired options to purchase an additional 11% of the common stock of Mariner Holdings.

MARKETING AND HEDGING

         The Company markets substantially all of the oil and gas production from Company-operated properties, and from properties operated by others where Mariner's interest is significant. The majority of the Company's natural gas, oil and condensate production is sold to a variety of purchasers under short-term (less than 12 months) contracts, usually at market-sensitive prices. As to gas produced from the Spraberry Aldwell Unit, the Company has a long-term agreement as to the sale of such gas and the processing thereof which the Company believes to be competitive. Similarly, the Company has a gas processing agreement on its gas production from Sandy Lake which the Company believes has the effect of pricing its gas production favorably compared to market prices at that location. The following table lists customers accounting for more than 10% of the Company's total revenues for the year indicated.

                                                 Percentage of total revenues
                                                For the year ended December 31
                                               -------------------------------
          Customer                             1996         1995          1994
          --------                             ----         ----          ----
         Transco Energy Marketing Company       15%           20%          -
         Howell Crude Oil Company/Genesis       13%           -            -
         Texaco Natural Gas, Inc.               13%           -            -
         Seneca Resources Corporation           10%           20%          -
         Marathon Petroleum Company             -             12%          11%
         Union Oil Company of California        -             -            25%
         Apache Corporation                     -             -            13%

         Due to the nature of the markets for oil and natural gas, the Company does not believe that the loss of any one of these customers would have a material adverse effect on the Company's financial condition or results of operations.

         From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. The Company customarily conducts its hedging strategy through the use of swap arrangements that establish an index-related price above which the Company pays the hedging partner and below which the Company is paid by the hedging partner. During 1996, approximately 64% of the Company's equivalent production was subject to hedge positions, and hedging arrangements through October 1997 cover approximately 33% of the Company's anticipated average daily production for 1997. Hedging arrangements may expose the Company to the risk of financial loss in certain circumstances, including instances where the Company's production, which is in effect hedged, is less than expected or where there is a sudden, unexpected event materially impacting prices. The Company's Revolving Credit Facility (see pages 20 and 32) places certain restrictions on the Company's use of hedging. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Changes in Prices and Hedging Activities".

SEASONALITY

         Historically, demand for natural gas has been seasonal in nature, with peak demand and typically higher prices occurring during the colder winter months.

COMPETITION

         The Company believes that the locations of its leasehold acreage, its exploration, drilling and production capabilities, and the experience of its management generally enable it to compete effectively. However, the Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of the Company's larger competitors possess and employ financial and personnel resources substantially greater than those available to the Company. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or personnel resources permit. The Company's ability to acquire additional prospects and to discover reserves in the future is dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry.

REGULATION

         The Company's operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability. However, the Company does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural gas industry.

Transportation and Sale of Natural Gas

         The FERC regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has adopted policies intended to make natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC issued Order No. 636 on April 8, 1992, reflecting the FERC's finding that, under the then-existing regulatory structure, interstate pipelines and other gas merchants, including producers, did not compete on a "level playing field" in selling gas. Order No. 636 instituted individual pipeline services restructuring proceedings, designed specifically to "unbundle" those services provided by many interstate pipelines (for example, transportation, sales and storage) so that buyers of natural gas may secure supplies and delivery services from the most economical source, whether interstate pipelines or other parties. The FERC has issued final orders in all of the restructuring proceedings, and all of the interstate pipelines are now operating under new open access tariffs. In addition, the FERC has announced its intention to reexamine certain of its transportation related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636 and, more recently, the price that shippers can charge for released capacity. The FERC also has issued a new policy regarding the use of nontraditional methods of setting rates for interstate gas pipelines in certain circumstances as alternatives to cost-of-service based rates. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative.

         Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on the Company's operations. The natural gas industry historically has been very heavily regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

Regulation of Production

         The production of oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

Environmental Regulations

         GENERAL. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect the Company's operations and costs. In particular, the Company's exploration, development and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. As with the industry generally, compliance with existing regulations increases the Company's overall cost of business. Such areas affected include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities.

         SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may generate waste that may fall within CERCLA's definition of a "hazardous substance". The Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

         The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under the Company's control. These properties and wastes disposed thereon may be subject to CERCLA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

EMPLOYEES

         As of December 31, 1996, the Company had 48 full-time employees. The Company's employees are not represented by any labor union. Relations between the Company and its employees are considered to be satisfactory and the Company has had no work stoppages or strikes.

ITEM 2.  PROPERTIES

PRINCIPAL PRODUCING PROPERTIES

         The Company owns oil and gas properties, both producing and for future exploration, onshore in Texas and offshore in the Gulf, primarily in federal waters. The Company currently has six principal producing properties, which in the aggregate accounted for, as of December 31, 1996, 85% of the Company's proved reserves.

                                                                          As of December 31, 1996
                                                                          ------------------------
                                      Mariner Ownership                        Net Average
                                      -----------------       Producing       Daily Production          Net Proved
                                    Working     Net Revenue    Wells      ------------------------      Reserves
                                    Interest      Interest    (gross)     Oil (Bbls)    Gas (Mmcf)       (Mmcfe)
                                    --------      --------    --------    ----------    ----------      -----------
Gulf Shallow Water and
  Near Onshore Areas:
  Sandy Lake                         48.0%         35.5%          5           1,412           7.9          28,337
  Brazos A-105                       12.5%          9.9%          5              16          10.5          15,985
  Matagorda Island 683/703           25.0%         19.8%          3               2           4.3           5,595

Gulf of Mexico Deepwater:
  Green Canyon 136                   25.0%         21.7%          2              74          10.3           9,289
  Garden Banks 240                   33.0%         27.2%          1              52           5.6          10,468

Permian Basin of West Texas:
  Spraberry Aldwell Unit             70.3%         59.3%         67             351           1.9          36,053
                                                                                                          -------
Totals - Principal Producing                                                                              105,727
  Properties                                                                                              =======

Totals - All Properties                                                                                   123,964
Percentage of Principal Producing Properties to All Properties                                                 85%

Following is additional information regarding principal producing properties.

Gulf Shallow Water and Near Onshore Areas

         SANDY LAKE. The Sandy Lake property, located onshore in the Pine Island Bayou Field of the Texas Gulf Coast, was generated by the Company and achieved initial production in 1994. The majority of the 4,870 acre property is located within the city limits of Beaumont, Texas. The Company is the operator of the property. Six wells have been drilled thus far, five of which are producing. At December 31, 1996, the Company was in the process of increasing the capacity of its gas processing facility at Sandy Lake, which in effect controls production, by 60% -- a measure which is expected to increase production from the Sandy Lake field significantly. The field has an estimated remaining life of 5 years.

         BRAZOS A-105. Brazos A-105 was generated by the Company and achieved initial production in 1993. The 4,320 acre block is located offshore Texas at a water depth of approximately 190 feet. Union Oil Company of California

("UNOCAL") is the operator of the property, and five producing wells have been drilled thus far, with the drilling of two development wells possible in the future. The field has an estimated remaining life of 14 years.

         MATAGORDA ISLAND 683/703. Matagorda Island blocks 683 and 703 were acquired by several companies in a bid group, including the Company, and achieved initial production in 1993. The two 5,760 acre blocks are located offshore Texas at a water depth of approximately 125 feet. Vastar Resources, Inc. is the operator of the property, and three producing wells have been drilled thus far, with no additional drilling currently planned. The field has an estimated remaining life of 10 years.

Gulf of Mexico Deepwater

         GREEN CANYON 136. Green Canyon 136 was generated by the Company, acquired through a farmout transaction with Texaco, Inc. ("Texaco") and achieved initial production in 1995. The 5,760 acre block is located offshore Louisiana in water depths of approximately 840 to 1,040 feet. The Company operated the property to the date of first production when Texaco became the operator. Two producing wells have been drilled thus far, with no additional drilling currently planned. Green Canyon 136 is tied back, by a specially laid pipeline and connecting system, to a production platform operated by Texaco approximately 10 miles from the well sites, and its production is commingled and marketed with Texaco's production. The field has an estimated remaining life of 7 years.

         GARDEN BANKS 240. Garden Banks 240 was generated by the Company, acquired through a swap transaction with Shell Oil Company and achieved initial production in January 1996. The 5,760 acre block is located offshore Louisiana at a water depth of approximately 830 feet. The Company is the operator of the property. One producing well has been drilled thus far, with no additional drilling currently planned. Garden Banks 240 is tied back to a production platform operated by Chevron approximately 12 miles from the well site, and its production is commingled and marketed with Chevron's production. The field has an estimated remaining life of 9 years.

The Permian Basin of West Texas

         SPRABERRY ALDWELL UNIT. In 1985, the Company acquired its interest in the Aldwell Unit property, which has been producing since 1949. The 15,776 acre fieldwide unit is located within the Spraberry Trend and produces from the unitized Spraberry Formation and non-unitized Dean Formation in Reagan County
in West Texas. The Company is the operator of the property.   An infill well
drilling program was implemented in 1987, and to date 53 wells have been drilled, all of which are currently producing. The drilling of 30 to 43 additional infill wells (targeted at bringing into production proved undeveloped reserves) is planned during the next three to four years at a projected cost to the Company of approximately $215,000 per well. The field has an estimated remaining life of 48 years.

OIL AND NATURAL GAS RESERVES

         The following tables set forth certain information with respect to the Company's reserves. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission which requires the application of year-end prices for each year, held constant throughout the projected reserve life. The reserve information as of December 31, 1996, is based upon a reserve report prepared by the independent petroleum consulting firm of Ryder Scott Company. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Therefore, without reserve additions in excess of production through successful exploration and development activities, the Company's reserves and production will decline.
See Note 10 to the Company's financial statements for a discussion of the risks inherent in oil and natural gas estimates.

         The following table sets forth certain information regarding the Company's estimated proved reserves for each of the periods indicated.

                                                             Year ended December 31,
                               -------------------------------------------------------------------------------
                                           1996                      1995                      1994
                                   --------------------      --------------------      ---------------------
                                    Oil          Gas          Oil          Gas          Oil           Gas
                                   (Mbbl)       (Mmcf)       (Mbbl)       (Mmcf)       (Mbbl)       (Mmcf)
                                   ------      -------       ------      -------       ------       -------
Proved Reserves:
   Beginning balance  . . . . .     6,669       98,330        6,900      100,645        6,128        91,060
   Revisions of previous
      estimates . . . . . . . .         3         (518)         307       14,113          423         4,241
   Extensions, discoveries,
      improved recovery and
      other additions   . . . .     1,168       24,326           46        2,476          829        21,842
   Sale of reserves . . . . . .    (1,810)      (9,425)        (160)      (5,134)         (21)       (2,136)
   Production . . . . . . . . .      (750)     (20,429)        (424)     (13,770)        (459)      (14,362)
                                   ------      -------       ------      -------       ------       -------
   Ending balance . . . . . . .     5,280       92,284        6,669       98,330        6,900       100,645
                                   ======      =======       ======      =======       ======       =======
Proved Developed Reserves:
   Beginning balance  . . . . .     4,357       87,843        4,037       83,192        3,653        67,263
   Ending balance . . . . . . .     3,456       83,529        4,357       87,843        4,037        83,192


        The following table sets forth the present value of estimated future net revenues from proved reserves as of the dates indicated.

                                                  At December 31,
                                       --------------------------------------
                                       1996             1995             1994
                                     --------         --------          -------
Proved developed  . . . . . . . .    $279,245         $165,784          $81,354
Proved undeveloped  . . . . . . .      24,118            7,637           13,964
                                     --------         --------          -------
    Total proved  . . . . . . . .    $303,363         $173,421          $95,318
                                     ========         ========          =======


        Since December 31, 1995, the Company has not filed any estimates of total proved net oil or natural gas reserves with any federal authority or agency. See Note 10 to the Financial Statements of the Company included elsewhere in this annual report for certain additional information concerning the proved reserves of the Company.

PRODUCTION

        The following table presents certain information with respect to oil and natural gas production attributable to the Company's properties, average sales price received and expenses per unit of production during the periods indicated.

                                                                           Year ended December 31,
                                                     -----------------------------------------------------------
                                                             1996                1995                  1994
                                                        --------------      --------------        -------------
Production:
   Oil (Mbbls)  . . . . . . . . . . . . . . . . . . .          750                 424                  459
   Natural gas (Mmcf) . . . . . . . . . . . . . . . .       20,429              13,770               14,362
   Gas equivalent (per Mmcfe) . . . . . . . . . . . .       24,929              16,314               17,116

Average sales prices including effects of hedging:
   Oil (per Bbl)  . . . . . . . . . . . . . . . . . .       $18.10              $17.19               $15.86
   Natural gas (per Mcf)  . . . . . . . . . . . . . .         2.39                1.76                 1.99
   Gas equivalent (per Mcfe)  . . . . . . . . . . . .         2.50                2.04                 2.09

Expenses (per Mcfe):
   Lease operating  . . . . . . . . . . . . . . . . .          .43                 .45                  .42
   General and administrative, net  . . . . . . . . .          .13                 .12                  .11
   Depreciation, depletion and amortization . . . . .         1.25                 .96                  .95

Cash margin per Mcfe (1)  . . . . . . . . . . . . . .         1.94                1.47                 1.56

(1) Average equivalent gas sales price minus lease operating and general and administrative expenses.

PRODUCTIVE WELLS

        The following table sets forth the number of productive oil and gas wells in which the Company owned a working interest at December 31, 1996:

                                      Total Productive Wells
                                --------------------------------
                                     Gross            Net
                                  -----------      ---------
Oil . . . . . . . . . . . . . .        75             53.6
Gas . . . . . . . . . . . . . .        81             12.0
                                      ---             ----
     Total  . . . . . . . . . .       156             65.8
                                      ===             ====

        Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. The Company has 6 wells that are completed in more than one producing horizon; those wells have been counted as single wells.

ACREAGE

        The following table sets forth certain information with respect to the developed and undeveloped acreage of the Company as of December 31, 1996.

                                                               At December 31, 1996
                                           -----------------------------------------------------
                                               Developed Acres (1)      Undeveloped Acres (2)
                                               -------------------      ---------------------
                                               Gross         Net         Gross         Net
                                               -----         ---         -----         ---
Texas (Onshore) . . . . . . . . . . . . .      20,816       13,569        4,996        2,292
All other states (Onshore)  . . . . . . .       1,495          232        8,632        1,526
Offshore  . . . . . . . . . . . . . . . .     143,207       27,409      354,206      148,488
                                              -------      -------      -------      -------
     Total  . . . . . . . . . . . . . . .     165,518       41,210      367,834      152,306
                                              =======       ======      =======      =======

             (1) Developed acres are acres spaced or assigned to productive wells.
             (2) Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

DRILLING ACTIVITY

        Certain information with regard to the Company's drilling activity during the years ended December 31, 1996, 1995 and 1994 is set forth below.

                                                                    Year Ended December 31,
                                       ------------------------------------------------------------------
                                                1996                  1995                  1994
                                       -------------------  ------------------------  -------------------
                                          Gross       Net       Gross       Net       Gross       Net
                                          -----       ---       -----       ---       -----       ---
Exploratory wells:
   Producing  . . . . . . . . . .            3       0.78          -          -          6       1.43
   Dry  . . . . . . . . . . . . .            4       1.40          6       2.38          7       3.26
                                            --       ----         --       ----         --       ----
       Total  . . . . . . . . . .            7       2.18          6       2.38         13       4.69
                                            ==       ====         ==       ====         ==       ====
Development wells:
   Producing  . . . . . . . . . .            5       1.73          3       0.85          6       1.97
   Dry  . . . . . . . . . . . . .            -          -          -          -          3       1.72
                                           ---       ----        ---       ----        ---       ----
       Total  . . . . . . . . . .            5       1.73          3       0.85          9       3.69
                                           ===       ====         ==       ====        ===       ====
Total wells:
   Producing  . . . . . . . . . .            8       2.51          3       0.85         12       3.40
   Dry  . . . . . . . . . . . . .            4       1.40          6       2.38         10       4.98
                                           ---       ----        ---       ----        ---       ----
       Total  . . . . . . . . . .           12       3.91          9       3.23         22       8.38
                                           ===       ====        ===       ====        ===       ====

        At December 31, 1996, the Company was in the process of drilling one gross (0.2 net) exploratory well and one gross (0.8 net) development well.

DISPOSITION OF PROPERTIES

        The Company periodically evaluates, and, when appropriate, sells, certain of its producing properties that it considers to be marginally profitable or outside of its areas of concentration. Such sales enable the Company to maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that the Company believes have a higher potential financial return. During 1996, the Company sold nonstrategic oil and natural gas properties located in the Spraberry Trend in Texas for an aggregate amount of $7.5 million.

TITLE TO PROPERTIES

        The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. The Company does not believe that any of these burdens materially interferes with the use of such properties in the operation of its business.

        The Company believes that it has satisfactory title to or rights in all of its producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. Title investigation is made, and title opinions of local counsel are generally obtained, only before commencement of drilling operations. The Company believes that title issues generally are not as likely to arise on offshore oil and gas properties as on onshore properties.

ITEM 3.  LEGAL PROCEEDINGS

        The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which it has insurance coverage, in which its exposure, individually and in the aggregate, is not considered material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the Company's common stock, its only class of equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

        The information below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8 of this report.
The following table sets forth selected financial data of the Company for the periods indicated. In an acquisition effective April 1, 1996 for accounting purposes, Mariner Holdings, Inc. acquired all the capital stock of the Company from Hardy Holdings Inc. (as part of a management-led buyout) for an aggregate purchase price of approximately $185.5 million, including $14.5 million for net working capital. In connection with the Acquisition, substantial intercompany indebtedness and receivables and third-party indebtedness of the Company were eliminated. The Acquisition was accounted for using the purchase method of accounting, and Mariner Holdings' cost of acquiring the Company was allocated to the assets and liabilities of the Company based on estimated fair values.
As a result, the Company's financial position and operating results subsequent to the Acquisition reflect a new basis of accounting and are not comparable to prior periods.

SELECTED HISTORICAL DATA                                  Predecessor Company (1)
(ALL AMOUNTS IN THOUSANDS)                      ---------------------------------------------------------
                                                         Years ended December 31,               3 Mos.        9 Mos.
                                                -------------------------------------------     Ended         Ended
                                                 1992        1993        1994       1995       3/31/96       12/31/96
                                                --------    -------    -------     --------    --------      --------
STATEMENT OF OPERATIONS DATA:
  Total revenues                                $20,972     $34,295    $35,856      $33,309     $13,778       $48,522
  Lease operating expenses                        6,312       7,746      7,118        7,331       2,872         7,938
  Depreciation, depletion and                     8,572      15,607     16,221       15,635       6,309        24,747
   amortization
  Impairment of oil and gas properties             -          6,296      6,257         -           -           22,500
  General and administrative expenses             1,948       2,242      1,830        2,028         712         2,406
                                                -------     -------    -------     --------    --------       -------
      Operating income (loss)                     4,140       2,404      4,430        8,315       3,885        (9,069)

  Interest income                                 1,021       1,513      1,084        9,255       2,167           515
  Interest expense                               (4,940)     (7,358)    (8,125)     (12,772)     (3,391)       (7,746)
  Write-off bridge loan fees                       -           -          -            -           -           (2,392)
                                                -------     -------    -------     --------    --------       -------
      Income (loss) before income taxes             221      (3,441)    (2,611)       4,798       2,661       (18,692)
  Provision for income taxes                       -           -          -             338        -             -
                                                -------     -------    -------     --------    --------       -------
      Net income (loss)                            $221     ($3,441)   ($2,611)      $4,460      $2,661      ($18,692)
                                                =======     =======    =======     ========    ========      ========
CAPITAL EXPENDITURE AND DISPOSAL DATA:
  Exploration, incl. leasehold/seismic          $13,131     $12,285    $19,016      $17,460      $4,852       $32,104
  Development and other                          14,639      15,681     17,907       24,312       2,643         6,132
                                                -------     -------    -------     --------    --------       -------
    Total capital expenditures                  $27,770     $27,966    $36,923      $41,772      $7,495       $38,236
                                                =======     =======    =======     ========    ========      ========
  Proceeds from disposals
                                                 $2,381        $215     $3,480      $20,688        -           $7,528
                                                =======     =======    =======     ========    ========      ========

BALANCE SHEET DATA (AT END OF PERIOD):
  Oil and gas properties, net, at full         $102,938    $109,002   $120,135     $125,817    $127,095      $166,619
   cost
  Long-term receivable from affiliates           15,000      18,000      4,000      106,000     104,000          -
  Total assets                                  125,532     138,435    138,202      250,726     254,301       196,749
  Long-term debt, less current                  105,000     109,000    105,500      162,500     162,500        99,525
   maturities
  Stockholder's equity                            8,350      20,909     18,798       69,258      71,919        77,053


(1) - "Predecessor Company" refers to Mariner Energy, Inc. (formerly named "Hardy Oil & Gas USA Inc.") prior to the effective date of the Acquisition.

    In order to provide a measure of comparability between annual results for 1995 and 1996, the following pro forma statements of operations are presented as if the Acquisition mentioned above had occurred on January 1, 1995. The pro forma adjustments are based upon available information and certain assumptions that management of the Company believe are reasonable. The pro forma statements of operations do not purport to represent what the Company's results of operations would actually have been had the Acquisition occurred on January 1, 1995, nor do they purport to project results of operations for any future period.

UNAUDITED PRO FORMA
     STATEMENTS OF OPERATIONS
(ALL AMOUNTS IN THOUSANDS)

                                                 Predecessor Company
                                   --------------------------------------------------
                                                                            3 Months       9 Months                    Year
                                        Year ended December 31, 1995          Ended         Ended                      Ended
                                   --------------------------------------    3/31/96       12/31/96                   12/31/96
                                   Historical    Adjustments   Pro Forma    Historical    Historical  Adjustments     Pro Forma
                                   ----------    -----------   ---------    ----------    ----------  -----------     ---------
  Total revenues                    $ 33,309         -         $33,309        $13,778     $ 48,522         -           $62,300
  Lease operating expenses             7,331         -           7,331          2,872        7,938         -            10,810
  Depreciation, depletion
    and amortization                  15,635      $ 1,430 (1)   17,065          6,309       24,747      $   906 (1)     31,962
  Impairment of oil and gas
    properties                          -            -            -              -          22,500      (22,500)(2)          0
  General and administrative
    expenses                           2,028         -           2,028            712        2,406         -             3,118
                                    --------      -------      -------        -------     --------      -------        -------
    Operating income (loss)            8,315       (1,430)       6,885          3,885       (9,069)      21,594         16,410

  Interest income                      9,255       (8,472)(3)      783          2,167          515       (2,107)(3)        575
  Interest expense                   (12,772)       3,486 (4)   (9,286)        (3,391)      (7,746)         663 (4)    (10,474)
  Write-off bridge loan fees            -            -            -              -          (2,392)       2,392 (5)          0
                                    --------      -------      -------        -------     --------      -------        -------
    Income (loss) before
       income taxes                    4,798       (6,416)      (1,618)         2,661      (18,692)      22,542          6,511
  Provision for income taxes             338         -             338 (6)       -            -            -                 0
                                    --------      -------      -------        -------     --------      -------        -------
      Net income (loss)             $  4,460      ($6,416)     ($1,956)       $ 2,661     ($18,692)     $22,542        $ 6,511
                                    ========      =======      =======        =======     ========      =======        =======


(1) Depreciation, depletion and amortization have been adjusted to reflect the amount of the purchase price allocated to property and equipment.
(2) To eliminate the writedown of oil and gas properties resulting from the Acquisition.
(3) Interest income has been eliminated on the intercompany notes receivable that were repaid in connection with the Acquisition.
(4)   Interest expense has been adjusted to reflect the following:

                                                                 Year Ended December 31,
                                                                -------------------------
                                                                 1995               1996
                                                               --------           -------
                                                                     (in thousands)
10 1/2% Senior Subordinated Notes Due 2006  . . . . . . . .    $ 10,500           $ 6,504
Capitalized interest costs  . . . . . . . . . . . . . . . .      (1,579)             (290)
Amortization of debt issuance costs . . . . . . . . . . . .         300               204
Amortization of Outstanding Note discount . . . . . . . . .          65                39
Elimination of historical interest expense  . . . . . . . .     (13,715)           (7,081)
Elimination of historical capitalized interest  . . . . . .       1,265               233
Elimination of historical amortization of debt issuance
  costs . . . . . . . . . . . . . . . . . . . . . . . . . .        (322)             (272)
                                                               --------           -------
     Pro forma interest expense adjustment  . . . . . . . .    $ (3,486)          $  (663)
                                                               ========           =======


(5) To eliminate the write-off of debt fees resulting from the refinancing of a portion of the JEDI Bridge Loan (see page 32) with the Revolving Credit Facility (see page 20).
(6) Generally no income tax expense or benefit is recorded as a result of the Company recording a full valuation allowance for the Company's net deferred tax assets. The $338 thousand recorded in 1995 is the alternative minimum taxes resulting from the gain (for tax purposes) on the 1995 sale of the North Shongaloo Properties. A comparable sale has not been made subsequent to 1995 nor is one anticipated.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each of the three years in the period ended December 31, 1996. This discussion should be read in conjunction with the information contained in the financial statements of the Company included elsewhere in this annual report. All statements other than statements of historical fact included in this annual report, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

GENERAL

       A key component of the Company's strategy is based upon growth "through the drill bit", with heavy emphasis on the exploration, exploitation and development of prospects in the shallow and deeper waters of the Gulf of Mexico. This strategy is supported by a capital expenditures plan which increases over the next several years while the Company builds its prospect inventory, then levels out to provide an appropriate mix of exploratory and development spending. Capital resources to support this plan are expected to be provided by a combination of internally generated cash flows and borrowing against a Revolving Credit Facility (see pages 20 and 32).

       The Company's revenue, profitability, access to capital and future rate of growth are heavily influenced by prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's
control, such as economic, political and regulatory developments.   Energy
market prices have been extremely volatile in recent years, and are expected to continue to be volatile in the future. While the Company uses hedging transactions from time to time to reduce its exposure to price fluctuations, a substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, future exploration and development plans and access to capital.

       Another significant factor affecting the Company will be competition, both from other sources of energy such as electricity, and from within the industry. For example, activity in the prolific Gulf of Mexico has accelerated in recent years, resulting in increased competition for offshore leases, drilling rigs and services, which is resulting in higher costs to find and develop reserves in the Gulf Coast area.

       The Company's results of operations may vary significantly from year to year based upon the factors discussed above and by other factors such as exploratory and development drilling success, curtailments of production due to workover and recompletion activities and the timing and amount of reimbursement for overhead costs received by the Company from its co-owners. Therefore, the results of any one year may not be indicative of future results.

RESULTS OF OPERATIONS

       The following table repeats certain operating information found in Item
2. of this report with respect to oil and natural gas production, average sales price received and expenses per unit of production during the periods indicated.

                                                                         Year ended December 31,
                                                     -----------------------------------------------------------
                                                             1996                1995                  1994
                                                        --------------      --------------        -------------
Production:
   Oil (Mbbls)  . . . . . . . . . . . . . . . . . . .          750                 424                459
   Natural gas (Mmcf) . . . . . . . . . . . . . . . .       20,429              13,770             14,362
   Gas equivalent (per Mmcfe) . . . . . . . . . . . .       24,929              16,314             17,116

Average sales prices including effects of hedging:
   Oil (per Bbl)  . . . . . . . . . . . . . . . . . .       $18.10              $17.19             $15.86
   Natural gas (per Mcf)  . . . . . . . . . . . . . .         2.39                1.76               1.99
   Gas equivalent (per Mcfe)  . . . . . . . . . . . .         2.50                2.04               2.09

Expenses (per Mcfe):
   Lease operating  . . . . . . . . . . . . . . . . .          .43                  .45               .42
   General and administrative, net  . . . . . . . . .          .13                  .12               .11
   Depreciation, depletion and amortization . . . . .         1.25                  .96               .95

1996 COMPARED TO 1995

       NOTE: Where revenue and expense items discussed below would have been affected in a pro forma presentation of the acquisition by Mariner Holdings of the stock of the Company (formerly "Hardy Oil & Gas USA, Inc."), the pro forma impact on that item is discussed.

       NET PRODUCTION increased 53% to 24.9 Bcfe in 1996 from 16.3 Bcfe in 1995. During 1996, natural gas production increased by 6.6 Bcf (18.1 Mmcf per day), or 48%, to 20.4 Bcf from 13.8 Bcf. Increased gas production was due to new production from Green Canyon 136 (10.8 Mmcf per day) and Garden Banks 240 (5.3 Mmcf per day), and the start-up of the Sandy Lake Central facility (6.9 Mmcf per day). These increases were partially offset by natural production decline on other properties. Oil and condensate production in 1996 increased 326 Mbbls (893 Bbls per day), or 77%, to 750 Mbbls from 424 Mbbls, due primarily to the start-up of the Sandy Lake Central facility (1,243 Bbl per day) offset by the sale of several Spraberry properties (269 Bbl per day).

       OIL AND GAS REVENUES for 1996 increased by $29.0 million, or 87%, compared to 1995. The increase was primarily the result of increased oil and
gas production and increased sales prices for oil and gas.   The average
realized price of natural gas increased 36%, to $2.39 per Mcf in 1996 from $1.76 per Mcf in 1995, while the realized oil sales price increased by 5% to $18.10 per Bbl in 1996 from $17.19 per Bbl in 1995.

       HEDGING ACTIVITIES of natural gas for 1996 reduced the average realized sales price received per Mcf by $0.18 and revenues by $3.7 million. In 1995, hedging activities increased the average realized sales price received by $0.07 per mcf and revenues by $1.0 million. Hedging activities of crude oil which commenced during 1996 reduced the average sales price received per Bbl by $2.55 and revenues by $1.9 million. During 1996, approximately 64% of the Company's equivalent production was subject to hedge positions as compared to 33% in 1995.

       LEASE OPERATING EXPENSES increased 48% to $10.8 million for 1996, from $7.3 million for 1995, due primarily to the Green Canyon 136 and Garden Banks 240 fields that began production in late 1995 and early 1996 and start-up of the Sandy Lake central facility in late 1995.

       DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) increased 99% to $31.1 million for 1996, from $15.6 million for 1995, as a result of 53% higher equivalent volumes produced due to initial production on three major properties at the end of 1995 and to a 30% increase in the unit-of-production depreciation, depletion and amortization rate to $1.25 per Mcfe from $0.96 per Mcfe, primarily due to the upward adjustment in oil and gas properties to
allocate the purchase price in the Acquisition.    On a pro forma basis, DD&A
would have increased by $0.9 million over the historical 1996, as the rate increased from $1.25 per Mcfe to $1.28 per Mcfe. DD&A for 1995 on a pro forma basis would have been $1.4 million higher than historical 1995, as the DD&A rate per mcfe increased from $0.96 to $1.05.

       IMPAIRMENT OF OIL AND GAS PROPERTIES amounting to $22.5 million in 1996 was recorded in conjunction with a full cost ceiling writedown relating to Mariner Holdings' acquisition of the Company. No impairment charge was necessary in 1995. On a pro forma basis, the impairment charge recorded in 1996 would not have been required.

       GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 55% to $3.1 million for 1996, from $2.0 million for 1995, due primarily to expenses incurred in the first quarter of 1996 in connection with the sale of the predecessor company, the office relocation and lower overhead recovery due to the completion of three major projects at the end of 1995.

       INTEREST EXPENSE decreased 13% to $11.1 million for 1996, from $12.8 million for 1995, due primarily to the 31% decrease in average outstanding debt to $113.2 million, from $165.1 million, which was partially offset by an 18% increase in the average interest rate paid on outstanding debt to 9.68%, from 8.19%. During 1996, the Company wrote off $2.4 million of loan fees related to the JEDI Bridge Loan (see page 32) as a result of refinancing a portion of the amount with the Revolving Credit Facility (see pages 20 and 32). Interest income also decreased 71% to $2.7 million for 1996, from $9.3 million for 1995, due primarily to the retirement of receivables from affiliates resulting from the Acquisition. On a pro forma basis, interest expense would have decreased by $0.7 million from the historical 1996 amount, due to replacing average outstanding debt of $113.2 million at 9.68% average interest with outstanding debt of $100.0 million at 10.50% interest. The $2.4 million write-off of the bridge loan fees would have been eliminated for the pro forma year ended December 31, 1996, while interest income would have decreased by $2.1 million, due to the elimination of interest income related to intercompany notes receivable that were repaid in connection with the Acquisition.

       INCOME (LOSS) BEFORE INCOME TAXES decreased to a loss of $16.0 million for 1996, from $4.8 million income for 1995, as a result of the factors described above. On a pro forma basis, the historical 1996 loss becomes income of $6.5 million, after the elimination of the full cost ceiling writedown and adjustments to interest income and expense, net of additional pro forma depreciation. For 1995, historical income of $4.8 million becomes a loss of $1.6 million, after the pro forma adjustments to interest income and expense and recording additional DD&A expense.

       PROVISION FOR INCOME TAXES in 1996 is zero, compared to $0.3 million of tax payments in 1995 due to the imposition of alternative minimum taxes as a result of a gain on sale of oil and gas properties in that year.

1995 COMPARED TO 1994

       NET PRODUCTION decreased 5% to 16.3 Bcfe in 1995 from 17.1 Bcfe in 1994. During 1995, natural gas production decreased by 0.6 Bcf, or 4%, to 13.8 Bcf from 14.4 Bcf. Decreased gas production was due primarily to depletion of existing fields and sale of non-strategic properties.

       OIL AND GAS REVENUES for 1995 decreased by $2.5 million, or 7%, compared to 1994. The decrease was primarily a result of lower natural gas prices and production volumes, partially offset by higher crude oil prices and the $1.7 million settlement of a claim in bankruptcy against Columbia Gas Transmission Company in 1995. The average realized price of natural gas decreased 12%, to $1.76 per mcf in 1995 from $1.99 in 1994, while the realized oil sales price increased 8%, to $17.19 per Bbl in 1995 from $15.86 per Bbl in 1994.

       HEDGING ACTIVITIES of natural gas for 1995 had the effect of increasing the average realized sales price received per Mcf by $0.07 and increasing revenues by $1.0 million. In 1994, hedging activities increased the average realized sales price received by $0.06 per mcf and revenues by $0.9 million. During 1995, approximately 33% of the Company's equivalent production was subject to hedge positions as compared to 39% in 1994.

       LEASE OPERATING EXPENSES increased 3% to $7.3 million in 1995 from $7.1 million in 1994, primarily due to higher direct operating costs of $0.5 million in 1995, partially offset by lower marketing expenses and production taxes of $0.3 million.

       DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE decreased 4% to $15.6 million in 1995, from $16.2 million in 1994, as a result of lower equivalent volumes produced due to the sale of producing properties in late 1994 and early 1995, which was partially offset by an increase in the unit-of-production depreciation, depletion and amortization rate to $0.96 per Mcfe in 1995 from $.95 per Mcfe in 1994.

       IMPAIRMENT OF OIL AND GAS PROPERTIES was zero in 1995 compared to $6.3 million in 1994.

       GENERAL AND ADMINISTRATIVE EXPENSES increased 11% to $2.0 million in 1995 from $1.8 million in 1994, in part because general and administrative expenses in 1994 were offset by a refund of state franchise taxes.

       INTEREST EXPENSE increased 58% to $12.8 million in 1995 from $8.1 million in 1994, due to the issuance of $60 million of senior notes in January 1995. The average outstanding debt increased 52% to $165.1 million in 1995 from $108.6 in 1994. The average interest rate paid on outstanding debt increased 15% to 8.19% in 1995 from 7.10% in 1994. Interest income increased 745% to $9.3 million in 1995 from $1.1 million in 1994, due to the increase in the long-term receivable from affiliate caused by the receipt of funds from the issuance of $60 million of senior notes and a $46 million equity contribution from the Company's parent company.

       INCOME (LOSS) BEFORE INCOME TAXES was $4.8 million in 1995 compared to a loss of $2.6 million in 1994. Included in 1995 net income was a $1.7 million benefit from the proceeds received from the Columbia Gas bankruptcy settlement. Additionally, the 1994 net loss included a $6.3 million impairment of oil and gas properties for the writedown of the unamortized capital costs of the proved properties to the present value of estimated future net revenues.

       INCOME TAXES in 1995 were $0.3 million compared to no provision in 1994, due to the imposition of alternative minimum taxes as a result of a gain on sale of oil and gas properties in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

       Liquidity is defined as the Company's ability to generate cash to meet its needs for cash. As of December 31, 1996, the Company had cash and cash equivalents of approximately $10.8 million and working capital of approximately $5.6 million. Primary sources of cash during the three year period ended December 31, 1996 were funds generated from operations, proceeds from the issuance of notes, bank borrowings, capital contributions by the Company's former parent and proceeds from the sale of oil and gas properties. Primary uses of cash for the same period were funds used in exploration and production expenditures, repayment of notes and bank debt, and the purchase of Hardy Oil & Gas USA, Inc.

       The Company had a net cash inflow of $10.8 million in 1996, a net cash inflow of $1.1 million in 1995 and a net cash inflow of $2.9 million in 1994. A discussion of the major components of cash flows for these years follows.

                                                                                  1996       1995     1994
                                                                                 ------     ------   ------
       Cash flows provided by operating activities (in millions).......          $ 44.3     $22.0     $22.5

       Cash flows provided by operating activities in 1996 increased by $22.3 million compared to 1995 primarily due to increased oil and gas production volumes and prices. Cash flows from operating activities in 1995 decreased $0.5 million from 1994 primarily due to lower production volumes and prices, offset in part by the $1.7 million collection of a bankruptcy claim against Columbia Gas Transmission Company.

                                                                                  1996       1995      1994
                                                                                 ------     ------    ------
       Cash flows used in investing activities (in millions).............        $221.8    $123.3    $19.6

       Cash flows used in investing activities in 1996 increased by $98.5 million compared to 1995 primarily due to cash used to fund the acquisition of Hardy Oil & Gas USA, Inc. for $184.7 million, an increase of $3.9 million for capital expenditures for oil and gas properties and $13.2 million lower proceeds from the sale of oil and gas properties, offset in part by a $106.0 million lower issuance of long-term receivable to the Company's former affiliate. Comparing 1995 to 1994, cash flows used in investing activities increased by $103.7 million, due primarily to a net increase in long-term receivables to affiliate of $116.0 million and increased capital expenditures of $4.9 million, offset in part by increased proceeds from the sale of oil and gas properties of $17.2 million.

                                                                                  1996       1995      1994
                                                                                 ------     ------    ------
       Cash flows provided by financing activities (in millions)........         $188.3    $102.4    $    -

       Cash flows provided by financing activities in 1996 increased by $85.9 million compared to 1995 primarily due to $92.2 million of equity contributed by the Company's shareholders and the issuance of $99.5 million of senior subordinated notes in 1996, compared to issuance of $60.0 million of senior notes and $46.0 million capital contributions by the Company's former parent during 1995. No funds were provided by or used for financing activities in 1994.

Changes in Prices and Hedging Activities

       The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company's operations, management has adopted a policy of hedging oil and natural gas prices from time to time through the use of commodity futures, options and swap agreements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements.

       The following table sets forth the increase (decrease) in the Company's oil and gas sales as a result of hedging transactions and the effects of hedging transactions on prices during the periods indicated.

                                                                                       Year Ended December 31
                                                                                 --------------------------------
                                                                                    1996        1995        1994
                                                                                 ---------     ------     -------
             Increase (decrease) in natural gas sales (in thousands).........     $(3,701)     $1,020       $ 877
             Increase (decrease) in oil sales (in thousands).................      (1,912)          -           -
             Effect of hedging transactions on average gas sales price
                   (per Mcf).................................................       (0.18)       0.07        0.06
             Effect of hedging transactions on average oil sales price
                   (per Bbl).................................................       (2.55)          -           -

       The following table sets forth the Company's open hedging contracts for oil and natural gas and the weighted average prices hedged under various swap agreements as of December 31, 1996.

                                  Natural Gas                            Crude Oil
                        -------------------------------    -----------------------------------
                         Hedge Quantity     Fixed Price      Hedge Quantity        Fixed Price
                             Mmbtu           $/Mmbtu             Bbls                $/Bbl
                        ----------------    -----------    -------------------    ------------
January 1997  . . . . .    1,128,400          $2.22              62,000              $18.55
February 1977 . . . . .    1,055,600           2.21              56,000               18.55
March 1997  . . . . . .    1,193,500           2.12                 -                   -
April 1997  . . . . . .      750,000           2.61                 -                   -
August 1997 . . . . . .    1,240,000           2.17                 -                   -
September 1997  . . . .    1,200,000           2.17                 -                   -
October 1997  . . . . .    1,240,000           2.17                 -                   -


CAPITAL EXPENDITURES AND CAPITAL RESOURCES

       The following table presents major components of capital and exploration expenditures for the three years ended December 31, 1996.

                                                                     1996       1995        1994
                                                                    ------     ------      ------
             Capital expenditures (in millions):
                   Leasehold acquisition                             $14.4     $  4.6       $ 2.5
                   Oil and gas exploration                            22.5       12.9        16.5
                   Oil and gas development and other                   8.8       24.3        17.9
                                                                    ------      -----       -----

                   Total capital expenditures                        $45.7      $41.8       $36.9
                                                                     =====     ======       =====

       Total capital expenditures for 1996 were $3.9 million more than 1995. The increase was due primarily to the Company's increased focus on building and evaluating its prospect inventory, as evidenced by the increase in both leasehold acquisition ($9.8 million) and oil and gas exploration ($9.6 million), offset by a decrease in development expenditures. Total capital expenditures in 1995 were $4.9 million greater than 1994, due primarily to an increase in oil and gas development expenditures.

       The Company currently plans to increase its 1997 capital expenditures to approximately $66.7 million, to enable it to continue its exploration and development program growth strategy. Capital spending plans will be continuously evaluated throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions including drilling rig availability, future acquisitions and availability of capital. Though the 1997 capital budget does not include any acquisitions, the Company expects to selectively pursue acquisition opportunities for proved reserves where it believes significant operating improvement or exploration potential exists.

       Mariner Holdings purchased all the capital stock of the Company from Hardy Holdings Inc. effective April 1, 1996. The Company established a revolving credit facility ("Revolving Credit Facility") with NationsBank of Texas, N.A., carrying a borrowing base of $50 million as of December 31, 1996. In August 1996, the Company issued $100,000,000 in 10 1/2% Senior Subordinated Notes Due 2006. Of the net proceeds of this issuance, $42.0 million was used to pay a dividend to Mariner Holdings, which in turn used the dividend to repay indebtedness incurred in connection with the Acquisition, and $50.0 million was used to repay all indebtedness outstanding under the Company's Revolving Credit Facility. The Company had no revolver debt outstanding as of December 31, 1996.

       The Company expects to fund its activities in 1997 through a combination of cash flow from operations and the use of its Revolving Credit Facility to borrow funds required from time to time to supplement internal cash flows. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with available borrowings under the Revolving Credit Facility and cash provided by operating activities, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. Moreover, there can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, depending on the levels of its cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), the Company may need to refinance a portion of the principal amount of its senior subordinated debt at or prior to their maturity. However, there can be no assurance that the Company would be able to obtain financing to complete a refinancing.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         Index to Financial Statements

                                                                                                                     PAGE
                                                                                                                     ----
       Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22


       Balance Sheets at December 31, 1996 (Mariner Energy, Inc.)
             and December 31, 1995 (Predecessor Company)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23


       Statements of Operations for the nine months ended December 31, 1996
             (Mariner Energy, Inc.), the three months ended March 31, 1996, and the years ended December 31, 1995 and 1994
             (Predecessor Company)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24


       Statements of Stockholder's Equity for the nine months ended December 31, 1996
             (Mariner Energy, Inc.), the three months ended March 31, 1996, and the years ended December 31, 1995 and 1994
             (Predecessor Company)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

       Statements of Cash Flows for the nine months ended December 31, 1996
             (Mariner Energy, Inc.), the three months ended March 31, 1996, and the years ended December 31, 1995 and 1994
             (Predecessor Company)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26


       Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27


       Supplemental oil and gas reserve and standardized measure information (unaudited)  . . . . . . . . . . . . . .  38

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas

We have audited the accompanying financial statements of Mariner Energy, Inc., formerly Hardy Oil & Gas USA Inc. (the"Predecessor Company"), as listed in the Index to Financial Statements in Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Energy, Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for the nine months ended December 31, 1996, the three months ended March 31, 1996, and each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
March 7, 1997

                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               Predecessor
                                                                                                 Company
                                                                                 December 31,  December 31,
                                  ASSETS                                             1996          1995
                                  ------                                         ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $ 10,819    $  5,456
  Receivables:
      Trade                                                                           10,060       6,121
      Joint owner and other                                                            3,511       4,768
      Affiliates                                                                           -         745
  Prepaid expenses                                                                       382         119
  Lease and well equipment inventory                                                      36          36
                                                                                    --------    --------
        Total current assets                                                          24,808      17,245
                                                                                    --------    --------

PROPERTY AND EQUIPMENT:
  Oil and gas properties, at full cost:
      Proved                                                                         169,728     334,120
      Unproved, not subject to amortization                                           21,310       9,559
                                                                                    --------    --------
        Total                                                                        191,038     343,679
  Other property and equipment                                                         1,671       1,954
  Accumulated depletion, depreciation and amortization                               (24,600)   (218,983)
                                                                                    --------    --------

      Total property and equipment, net                                              168,109     126,650
                                                                                    --------    --------

LONG-TERM RECEIVABLE FROM AFFILIATES                                                       -     106,000

OTHER ASSETS, NET OF AMORTIZATION                                                      3,832         831
                                                                                    --------    --------

TOTAL ASSETS                                                                        $196,749    $250,726
                                                                                    ========    ========
                             LIABILITIES AND STOCKHOLDER'S EQUITY
                             ------------------------------------
CURRENT LIABILITIES:
      Accounts payable                                                              $  2,930    $  1,604
      Accrued liabilities                                                             12,288      12,607
      Accrued interest                                                                 3,996       1,011
      Payable to affiliates                                                                -         129
      Current portion of long-term debt                                                    -       3,000
                                                                                    --------    --------
          Total current liabilities                                                   19,214      18,351
                                                                                    --------    --------
ACCRUAL FOR FUTURE ABANDONMENT COSTS                                                     957         617

LONG-TERM DEBT:
      Subordinated notes                                                              99,525           -
      Affiliate                                                                            -      23,500
      Guaranteed senior notes                                                              -     139,000
                                                                                    --------    --------
          Total long-term debt                                                        99,525     162,500
                                                                                    --------    --------

COMMITMENTS AND CONTINGENCIES (Note 7)                                                     -           -

STOCKHOLDER'S EQUITY:
        Common stock, $1 par value; 1,000 shares authorized,
        issued and outstanding                                                             1           1
    Additional paid-in-capital                                                        95,744      81,094
    Accumulated deficit                                                              (18,692)    (11,837)
                                                                                    --------    --------
        Total stockholder's equity                                                    77,053      69,258
                                                                                    --------    --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $196,749    $250,726
                                                                                    ========    ========

   The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                                                                       Predecessor Company
                                                                     ------------------------------------------------------


                                                  Nine Months           Three Months          Year               Year
                                                     Ended                 Ended              Ended              Ended
                                                   December 31,          March 31,         December 31,       December 31,
                                                      1996                 1996               1995                1994
                                                 ----------------       --------------   -----------------  -----------------
REVENUES:
   Oil sales                                          $9,934                $3,644             $7,288             $7,281
   Gas sales                                          38,588                10,134             26,021             28,575
                                                    --------                ------             ------            -------
          Total revenues                              48,522                13,778             33,309             35,856
                                                    --------                ------             ------            -------
COSTS AND EXPENSES:
   Lease operating expenses                            7,938                 2,872              7,331              7,118
   Depreciation, depletion and amortization           24,747                 6,309             15,635             16,221
   Impairment of oil and gas properties               22,500                     -                  -              6,257
   General and administrative expenses                 2,406                   712              2,028              1,830
                                                    --------                ------             ------            -------
          Total costs and expenses                    57,591                 9,893             24,994             31,426
                                                    --------                ------             ------            -------
OPERATING INCOME (LOSS)                               (9,069)                3,885              8,315              4,430
INTEREST:
   Related party income                                    -                    57              8,472                989
   Other income                                          515                 2,110                783                 95
   Related party expense                                   -                  (381)            (1,610)            (1,241)
   Other expense                                      (7,746)               (3,010)           (11,162)            (6,884)
   Write-off bridge loan fees                         (2,392)                    -                  -                  -
                                                    --------                ------             ------            -------
INCOME (LOSS) BEFORE INCOME TAXES                    (18,692)                2,661              4,798             (2,611)
PROVISION FOR INCOME TAXES                                 -                     -                338                  -
                                                    --------                ------             ------            -------
NET INCOME (LOSS)                                   $(18,692)               $2,661             $4,460            $(2,611)
                                                    ========                ======             ======            =======





   The accompanying notes are an integral part of these financial statements

                             MARINER ENERGY, INC.
                      STATEMENTS OF STOCKHOLDER'S EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                          COMMON STOCK            ADDITIONAL                         TOTAL
                                     ---------------------         PAID-IN      ACCUMULATED      STOCKHOLDER'S
                                      SHARES       AMOUNT          CAPITAL        DEFICIT            EQUITY
                                     ---------    --------        ----------    -----------      -------------
PREDECESSOR COMPANY:
     Balance at January 1, 1994        1,000         $1            $34,594        $(13,686)          $20,909

          Capital contribution                                         500                               500

          Net loss                                                                  (2,611)           (2,611)
                                     ---------    --------        ----------      ---------         ----------
     Balance at December 31, 1994      1,000         1              35,094         (16,297)           18,798

          Capital contribution                                      46,000                            46,000

          Net income                                                                 4,460             4,460

                                     ---------    --------        ----------      ---------         ----------
     Balance at December 31, 1995      1,000         1              81,094         (11,837)           69,258

          Net income                                                                 2,661             2,661

                                     ---------    --------        ----------      ---------         ----------
     Balance at March 31, 1996         1,000         1              81,094          (9,176)           71,919
--------------------------------------------------------------------------------------------------------------
POST ACQUISITION:
          Adjustments due to                                        14,650           9,176            23,826
            Acquisition
          Net loss                                                                 (18,692)          (18,692)
                                     ---------    --------        ----------      ---------         ----------
     Balance at December 31, 1996      1,000         $1            $95,744        $(18,692)          $77,053
                                     =========    ========        ==========      =========         ==========





   The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 Predecessor Company
                                                                                 --------------------------------------------------


                                                                  Nine Months      Three Months          Year             Year
                                                                     Ended             Ended            Ended             Ended
                                                                  December 31,       March 31,       December 31,       December 31,
                                                                      1996             1996               1995             1994
                                                                ----------------  --------------   ---------------- ---------------

OPERATING ACTIVITIES:
    Net income (loss)                                                $(18,692)          $2,661           $4,460          $(2,611)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
        Depreciation, depletion and amortization                       27,706            6,437           16,183           16,637
        Impairment of oil and gas properties                           22,500                -                -            6,257
        Imputed interest                                                1,322                -                -                -
    Changes in operating assets and liabilities:
        Trade receivables                                              (1,591)          (2,348)          (1,005)           1,469
        Joint owner receivables                                           822              475           (1,742)          (1,724)
        Affiliates receivable                                               -           (2,109)            (718)              99
        Prepaid expenses and equipment inventory                         (317)            (307)              (1)             260
        Accounts payable and accrued liabilities                        6,955              832            5,060            1,969
        Payables to affiliates                                              -              (11)            (229)             241
                                                                    ------------     ------------     ------------     -----------
                    Net cash provided by operating activities          38,705            5,630           22,008           22,597
                                                                    ------------     ------------     ------------     -----------
INVESTING ACTIVITIES:
    Purchase of Predecessor Company, net of cash of $5,438           (184,742)               -                -                -
    Additions to oil and gas properties                               (38,236)          (7,495)         (41,772)         (36,923)
    Additions to other property and equipment                            (741)            (153)            (211)            (205)
    Proceeds from sale of oil and gas properties                        7,528                -           20,688            3,480
    Issuance of long-term receivable to affiliates                          -           (1,000)        (107,000)               -
    Repayment of long-term receivable from affiliates                       -            3,000            5,000           14,000
                                                                    ------------     ------------     ------------     -----------
                    Net cash used in investing activities            (216,191)          (5,648)        (123,295)         (19,648)
                                                                    ------------     ------------     ------------     -----------
FINANCING ACTIVITIES:
    Principal payments of long-term debt                              (92,000)               -           (3,000)               -
    Principal payments on debt to affiliates                                -                -                -             (500)
    Principal payments on revolving credit facility                   (50,000)               -                -                -
    Payments of debt issue costs                                       (3,961)               -             (592)            (43)
    Issuance of guaranteed senior notes                                     -                -           60,000                -
    Proceeds from Subordinated Notes                                   99,506                -                -                -
    Proceeds from long-term debt                                       92,000                -                -                -
    Proceeds from revolving credit facility                            50,000                -                -                -
    Additional capital contributed by Parent                           92,150                -           46,000              500
    Sale of common stock                                                  610                -                -                -
                                                                    ------------     ------------     ------------     -----------
                    Net cash provided by financing activities         188,305                -          102,408              (43)
                                                                    ------------     ------------     ------------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       10,819              (18)           1,121            2,906
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            -            5,456            4,335            1,429
                                                                    ------------     ------------     ------------     -----------
CASH AND CASH  EQUIVALENTS AT END OF PERIOD                           $10,819           $5,438           $5,456           $4,335
                                                                    ============     ============     ============     ============



   The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION -- For the years ended December 31, 1994, and 1995, and for the three months ended March 31, 1996, Hardy Oil & Gas USA Inc., (the "Predecessor Company"), was a wholly owned subsidiary of Hardy Holdings Inc., which is a wholly owned subsidiary of Hardy Oil & Gas plc ("Hardy plc"), a public company incorporated in the United Kingdom. Pursuant to a stock purchase agreement dated April 1, 1996, Joint Energy Development Investments Limited Partnership ("JEDI"), which is an affiliate of Enron Capital & Trade Resources Corp. ("ECT"), purchased from Hardy Holdings Inc. all of the issued and outstanding stock of the Predecessor Company for a purchase price of approximately $185.5 million effective April 1, 1996 for financial accounting purposes (the "Acquisition"). (See Notes 2 and 3 to the Financial Statements.) As a result of the sale of Hardy Oil & Gas USA Inc.'s common stock, the Predecessor Company changed its name to Mariner Energy, Inc. (the "Company"). Additionally, ECT and Mariner Holdings entered into agreements with certain members of the Predecessor Company's management providing for a continued role of management in the Company after the Acquisition. The Company is primarily engaged in the exploration and exploitation for and development and production of oil and gas reserves, with principal operations both onshore and offshore Texas and Louisiana.

       CASH AND CASH EQUIVALENTS -- All short-term, highly liquid investments that have an original maturity date of three months or less are considered cash equivalents.

       ACCOUNTS RECEIVABLE -- Substantially all of the Company's accounts receivable arise from sales of oil or natural gas, or from reimbursable expenses billed to the other participants in oil and gas wells for which the Company serves as operator.

       OIL AND GAS PROPERTIES -- Oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Amortization of oil and gas properties is provided using the unit-of-production method based on estimated proved oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the sale or disposition represents a significant quantity of oil and gas reserves. The net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues (discounted at 10%) from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties. As a result of this limitation, a permanent impairment of oil and gas properties of approximately $22,500,000 and $6,257,000 was recorded during 1996 and 1994, respectively. Unproved properties are reviewed for impairment annually.

       OTHER PROPERTY AND EQUIPMENT -- Depreciation of other property and equipment is provided on a straight-line basis over their estimated useful lives which range from five to seven years.

       DEFERRED LOAN COSTS -- Deferred loan costs, which are included in other assets, are stated at cost and amortized straight-line over their estimated useful lives, not to exceed the life of the related debt.

       INCOME TAXES -- The Predecessor Company's and the Company's taxable income are included in a consolidated United States income tax returns with Hardy Holdings Inc. and Mariner Holdings Inc., respectively. The intercompany tax allocation policy provides that each member of the consolidated group compute a provision for income taxes on a separate return basis. The Company records its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, an asset and liability approach is required which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities (see Note 8 to the Financial Statements).

       CAPITALIZED INTEREST COSTS -- The Company capitalizes interest based on the cost of major development projects which are excluded from current depreciation, depletion, and amortization calculations. Capitalized interest costs approximated $449,000, $1,265,000 and $558,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                              MARINER ENERGY, INC.

       ACCRUAL FOR FUTURE ABANDONMENT COSTS -- Provision is made for abandonment costs calculated on a unit-of-production basis, representing the Company's estimated liability at current prices for costs which may be incurred in the removal and abandonment of production facilities at the end of the producing life of each property.

       HEDGING PROGRAM -- The Company enters into swap agreements to reduce the effects of the volatility of the price of natural gas on the Company's operations. During 1996, the Company extended its hedging program to include its production of crude oil. These agreements involve the receipt of fixed price amounts in exchange for variable payments based on NYMEX prices and specific volumes. The differential to be paid or received is accrued in the month of the related production and recognized as a component of gas and oil revenues.

       REVENUE RECOGNITION -- The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas from those wells is produced and sold. Oil and gas sold is not significantly different from the Company's share of production.

       FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash and cash equivalents, receivables, payables, and debt. At December 31, 1996 and 1995, the estimated fair value of the Company's Senior Subordinated Notes and Guaranteed Senior Notes was approximately $100,000,000 and $142,366,000, respectively. These estimated fair values were determined based on borrowing rates available at December 31, 1996 and 1995, respectively, for debt with similar terms and maturities. The notes receivable and payable to affiliates are of a related-party nature and the fair value is not practicable to estimate. The carrying amount of the Company's other financial instruments approximates fair value.

       USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

       PRICE FLUCTUATIONS -- Subsequent to December 31, 1996, crude oil and natural gas market prices had fallen from the December 31, 1996 levels used by the Company to establish price assumptions for the calculation of its oil and gas reserve basis at December 31, 1996. The NYMEX average crude oil price was $22.868 per Bbl for the month of February 1997, down from an average price of $25.124 per Bbl for the month of December 1996. The final three day NYMEX average price of natural gas for the month of February 1997 was $2.868 per Mmbtu, down from the average for the month of December 1996 of $3.611 per Mmbtu.

2.  THE ACQUISITION

       Effective April 1, 1996, Mariner Holdings, Inc. acquired all the capital stock of the Company from Hardy Holdings Inc. for an aggregate purchase price of approximately $185.5 million, including $14.5 for net working capital. In connection with the Acquisition, substantial intercompany indebtedness and receivables and third-party indebtedness of the Company were eliminated.

                              MARINER ENERGY, INC.

       The sources and uses of funds related to financing the Acquisition (See
Note 1 to the Financial Statements) were as follows:

                                                     Sources of Funds
                                                      (in millions)
             Bridge Loan provided by JEDI(1)..................................................................  $ 92.0
             Common stock purchased by JEDI(2)................................................................    95.0
             Working capital provided by the Company..........................................................     6.0
                                                                                                                ------

                   Total.....................................................................................   $193.0
                                                                                                                ======

                                                      Uses of Funds
                                                      (in millions)
             Acquisition purchase price......................................................................   $185.5
             Acquisition costs and other expenses(3).........................................................      7.5
                                                                                                                ------

                   Total.....................................................................................   $193.0
                                                                                                                ======

    (1) The JEDI Bridge Loan (see page 32) was incurred by Mariner Holdings to fund a portion of the consideration paid in the Acquisition, which has been pushed down for accounting purposes to the Company.

    (2) As contemplated in connection with the Acquisition and shortly after the consummation thereof, certain members of the Company's management purchased approximately 4% of the capital stock of Mariner Holdings (and thereby acquired beneficial ownership of approximately 4% of the capital stock of the Company) for an aggregated consideration valued at approximately $3.6 million. Such consideration consisted of approximately $0.6 million in cash and approximately $3.0 million of overriding royalty interests, which amounts are not included in the above sources and uses of funds related to the Acquisition.

    (3) Includes $2.9 million of fees and expenses paid to JEDI associated with the purchase of the common stock by JEDI, $2.6 million of expenses paid to JEDI associated with the implementation of the JEDI Bridge Loan (see page 32) and $2.0 million of other transaction fees and expenses.

       The Acquisition has been accounted for using the purchase method of accounting. As such, JEDI's cost to acquire the Company, including transaction costs, have been allocated to the assets and liabilities acquired based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the date of the Acquisition reflect a new basis of accounting and are not comparable to prior periods. In addition, $1.3 million of interest was imputed for the period from April 1, 1996 to the date of closing.

       The allocation of JEDI's purchase price to the assets and liabilities of the Company resulted in a significant increase in the carrying value of the Company's oil and gas properties. Under the full cost method of accounting, the carrying value of oil and gas properties is generally not permitted to exceed the sum of the present value (10% discount rate) of estimated future net cash flows from proved reserves, based on current prices and costs, plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). Based upon the allocation of JEDI's purchase price, estimated proved reserves and product prices in effect at the date of the Acquisition, the purchase price allocated to oil and gas properties was in excess of the cost center ceiling by approximately $22.5 million. The resulting writedown was a non-cash charge and was included in the results of operations for the nine months ended December 31, 1996.

                              MARINER ENERGY, INC.

       The allocation of the purchase price (including fees and expenses) is summarized as follows (in millions of dollars):

             Current assets...............................................................................  $ 18.3
             Property and equipment.......................................................................   181.4
             Other noncurrent assets......................................................................     2.6
             Liabilities assumed..........................................................................   (12.2)
                                                                                                             ------

                   Total..................................................................................   $190.1
                                                                                                             ======

       The following unaudited pro forma financial data have been prepared assuming that the Acquisition and the related financing were consummated on January 1, 1995. Amounts are in thousands:


                                                                             Year Ended December 31,
                                                                            -------------------------
                                                                               1996           1995
                                                                            ----------     ----------
             Revenues................................................        $62,300        $33,309

             Net income (loss)........................................       $ 6,511        $(1,956)


3.     RELATED-PARTY TRANSACTIONS

       RECEIVABLES FROM AFFILIATES -- Effective May 26, 1993, the Company entered into a $20 million lending facility with Hardy Petroleum Limited. At December 31, 1995, $1 million was outstanding under this lending facility. Advances bore interest at 7.88% and the Company earned interest income of approximately $3,000 on the receivable for the three months ended March 31, 1996, and $314,000 and $989,000 on the receivable for the years ended December 31, 1995 and 1994, respectively (See Note 2 to the Financial Statements).

       Effective January 10, 1995, the Company entered into a $23 million lending facility with Hardy plc. At December 31, 1995, $23 million was outstanding under this lending facility. The maturity date of May 31, 2001 could be extended to May 31, 2003 at the election of either party, and advances bore interest at 7.77%. The Company earned interest income of approximately $452,000 on the receivable for the three months ended March 31, 1996 and $1,762,000 on the receivable for the year ended December 31, 1995 (See Note 2 to the Financial Statements).

       Effective January 11, 1995, the Company entered into a $23 million lending facility with Hardy plc which bore interest on advances at 7.07% and matured on November 30, 1997. At December 31, 1995, $23 million was outstanding under this lending facility. The Company earned interest income of approximately $411,000 on the receivable for the three months ended March 31, 1996, and $1,599,000 on the receivable for the year ended December 31, 1995 (See Note 2 to the Financial Statements).

       Effective January 12, 1995, the Company entered into a $59 million lending facility with Hardy plc. At December 31, 1995, $59 million was outstanding under this lending facility. The maturity date of November 30, 2000 could be extended to November 30, 2004 at the election of either party, and advances bore interest at 8.46%. The Company earned interest income of approximately $1,244,000 on the receivable for the three months ended March 31, 1996, and $4,780,000 on the receivable for the year ended December 31, 1995 (See Note 2 to the Financial Statements).

       The current receivable from affiliates at December 31, 1995 represented accrued interest related to the lending facilities (See Note 2 to the Financial Statements).

       DEBT TO AFFILIATE -- At December 31, 1995, the Company had $23,500,000 outstanding under a $45 million loan facility with Hardy plc. The borrowed amount bore interest at the London Interbank Offered Rate ("LIBOR") plus 0.75%.

                              MARINER ENERGY, INC.

The agreement, as modified, contained certain restrictive covenants relating to the maintenance of certain measures of financial position during the term of the loan. As of December 31, 1995, the Company was in compliance with all such covenants. The loan was to mature on June 1, 1998. (See Note 2 to the Financial Statements).

       The Company incurred interest expense of approximately $381,000 on the debt during the three months ended March 31, 1996 and $1,610,000 and $1,241,000 on the debt during the years ended December 31, 1995 and 1994, respectively.

       The current payable to affiliates at December 31, 1995 included approximately $129,000 for accrued interest related to affiliated debt. (See
Note 2 to the Financial Statements).

       GENERAL AND ADMINISTRATIVE EXPENSES -- Prior to April 1, 1996, the Company paid an affiliate for various administrative support services. Included in general and administrative expenses was approximately $29,000 for the three months ended March 31, 1996, and $230,000 and $283,000 for the years ended December 31, 1995 and 1994, respectively, for such services. In management's opinion, such allocated expenses reasonably represented expenses incurred by the affiliate on behalf of the Company.

       AFFILIATE TRANSACTIONS SUBSEQUENT TO THE ACQUISITION -- Enron Corp. is the parent of ECT, and an affiliate of Enron and ECT is the general partner of JEDI. Accordingly, Enron may be deemed to control JEDI, Mariner Holdings and the Company. In addition, five of the Company's directors are officers of Enron or affiliates of Enron. Enron and certain of its subsidiaries and other affiliates collectively participate in many phases of the oil and natural gas industry and are, therefore, competitors of the Company. In addition, ECT and JEDI have provided, and may in the future provide, and ECT Securities Corp. has assisted, and may in the future assist, in arranging financing to non-affiliated participants in the oil and natural gas industry who are or may become competitors of the Company. Because of these various conflicting interests, ECT, the Company, JEDI and the members of the Company's management who are also stockholders of Mariner Holdings have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

       The Company expects that from time to time it will engage in various commercial transactions and have various commercial relationships with Enron and certain affiliates of Enron, such as holding and exploring, exploiting and developing joint working interests in particular prospects and properties, engaging in hydrocarbon price hedging arrangements and entering into other oil and gas related or financial transactions. For example, there are several prospects in which both an affiliate of Enron and the Company have working interests. Such interests were acquired in the ordinary course of business pursuant to bids, joint or otherwise. Any wells drilled will be subject to joint operating agreements relating to exploration and possible production and will be subject to customary business terms. Furthermore, the Company has entered into several agreements with Enron or affiliates of Enron for the purpose of hedging oil and natural gas prices on the Company's future production. Certain of the Company's Debt instruments restrict the Company's ability to engage in transaction with its affiliates, but those restrictions are subject to significant exceptions. See "Item 13 Certain Relationships and Related Transactions -- Enron". The Company believes that its current agreements with Enron and its affiliates are, and anticipates that any future agreements with Enron and its affiliates will be on terms no less favorable to the Company than would be contained in an agreement with a third party.


4.     LONG-TERM DEBT

       PRE-ACQUISITION REVOLVING CREDIT FACILITY -- Effective January 21, 1991, Hardy plc entered into an $80,000,000 revolving credit facility (the "Facility") with an international bank. Them Company was an original borrower on the Facility and could draw down funds as long as the aggregate amount borrowed by the original borrowers, which included Hardy plc and its affiliates (the "group"), did not exceed amounts as detailed in the agreement ($67,000,000 at December 31, 1995).

                              MARINER ENERGY, INC.

       The maturity date of the Facility would have been December 31, 1997, and borrowings would have borne interest at the rate of LIBOR plus 0.725%. The Company had no borrowings outstanding under the Facility at December 31, 1995. (See Note 2 to the Financial Statements).

       GUARANTEED SENIOR NOTES -- Effective June 1, 1992, the Company issued to institutional investors 9.05% Guaranteed Senior Notes, Series A ("Series A"), and 8.45% Guaranteed Senior Notes, Series B ("Series B"), in the aggregate amounts of $45,000,000 and $15,000,000 due June 1, 2002 and 1999, respectively. The Series A and Series B notes were guaranteed by Hardy Holdings Inc. and Hardy plc. In addition to paying the entire outstanding principal amount and the interest due on the maturity dates of the Series A and Series B notes, the Company was required to prepay the lesser of (a) $9,000,000 and $3,000,000, respectively, or (b) the principal amount of the notes then outstanding on June 1 of each year, commencing June 1, 1998 and 1995, respectively. (See Note 2 to the Financial Statements).

       Effective May 1, 1993, the Company issued to institutional investors 7.88% Guaranteed Senior Notes in the aggregate principal amount of $25,000,000 due June 1, 2003. The notes were guaranteed by Hardy Holdings Inc. and Hardy plc. In addition to paying the entire outstanding principal amount and the interest due on the notes on the respective maturity date, the Company was required to prepay the lesser of (a) $5,000,000 or (b) the principal amount of the notes then outstanding on June 1 of each year, commencing June 1, 1999. (See Note 2 to the Financial Statements).

       Effective January 11, 1995, the Company issued to institutional investors 8.46% Guaranteed Senior Notes in the aggregate principal amount of $60,000,000 due June 1, 2004. The notes were guaranteed by Hardy Holdings Inc. and Hardy plc. In addition to paying the entire principal amount and the interest due on the notes on the respective maturity date, the Company was required to prepay the lesser of (a) $12,000,000 or (b) the principal amount of the notes then outstanding on December 1 of each year, commencing December 1, 2000. The entire remaining principal amount of the notes was due and payable on December 1, 2004. (See Note 2 to the Financial Statements).

       The Guaranteed Senior Notes required, among other things, that the Company meet certain financial ratios and maintain a minimum tangible net worth. As of December 31, 1995, the Company was in compliance with all such requirements.

       JEDI BRIDGE LOAN -- In connection with the Acquisition, JEDI and Mariner Holdings entered into a Credit, Subordination and Further Assurances Agreement dated May 16, 1996, pursuant to which JEDI provided a loan commitment to Mariner Holdings of $105 million. Under this commitment Mariner Holdings borrowed $92 million (the "JEDI Bridge Loan") to partially fund the Acquisition. The JEDI Bridge Loan bore interest at 6% above LIBOR. The JEDI Bridge Loan was repaid with proceeds from dividends paid by the Company to Mariner Holdings; the Company used proceeds of $50 million from borrowings under the Revolving Credit Facility (see below) and $42 million from the issuance of the 10 1/2% Senior Subordinated Notes (see below) to pay such dividends. As a result of the repayments, the JEDI Bridge Loan was terminated. In connection with the $92 million repayment, $2.4 million of the JEDI Bridge Loan debt fees were written off during the nine months ended December 31, 1996.

       POST-ACQUISITION REVOLVING CREDIT FACILITY -- On June 28, 1996, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with NationsBank of Texas, N.A. as agent for a group of lenders (the "Lenders"). The Revolving Credit Facility provides for a maximum $150 million revolving credit loan and matures on June 28, 1999. The borrowing base under the Revolving Credit Facility is currently $50 million and is subject to periodic redetermination. The Revolving Credit Facility is unsecured. On June 28, 1996, the Company borrowed $50 million under the Revolving Credit Facility and used the proceeds to pay a dividend to Mariner Holdings, which was used by Mariner Holdings to partially repay the JEDI Bridge Loan. During August 1996, the outstanding balances of both the Revolving Credit Facility and the JEDI Bridge Loan were repaid with the proceeds from the issuance of the 10 1/2% Senior Subordinated Notes.

       Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, at either (i) LIBOR plus 0.75% to 1.25% (depending upon the level of utilization of the Borrowing Base) or (ii) the higher of (a) the agent's prime

                              MARINER ENERGY, INC.

rate or (b) the federal funds rate plus 0.5%. The Company incurs a quarterly commitment fee ranging from 0.25% to 0.375% per annum on the average unused portion of the Borrowing Base, depending upon the level of utilization.

       The Revolving Credit Facility contains various restrictive covenants which, among other things, restrict the payment of dividends, limit the amount of debt the Company may incur, limit the Company's ability to make certain loans and investments, limit the Company's ability to enter into certain hedge transactions and provide that the Company must maintain a specified relationship between cash flow and fixed charges and cash flow and interest on indebtedness. As of December 31, 1996, the Company was in compliance with all such requirements.

       10 1/2% SENIOR SUBORDINATED NOTES -- On August 14, 1996 the Company completed the sale of $100 million principal amount of 10 1/2% Senior Subordinated Notes Due 2006, (the "Notes"). The proceeds of the Notes were used by the Company to (i) pay a dividend to Mariner Holdings, which used the dividend to fully repay the JEDI Bridge Loan assumed in the Acquisition, and
(ii) to repay the Revolving Credit Facility. The Notes bear interest at 10 1/2% payable semiannually in arrears on February 1 and August 1 of each year. The Notes are unsecured obligations of the Company, and are subordinated in right of payment to all senior debt (as defined in the indenture governing the Notes) of the Company, including indebtedness under the Revolving Credit Facility.

       The indenture pursuant to which the Notes are issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, redeem capital stock, make investments, enter into transactions with affiliates, sell assets and engage in mergers and consolidations. As of December 31, 1996, the Company was in compliance with all such requirements.

       The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2001, initially at 105.25% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after August 1, 2003. In addition, at the option of the Company, at any time prior to August 1, 1999, up to an aggregate of 35% of the original principal amount of the Notes will be redeemable from the net proceeds of one or more public equity offerings, at 110.5% of their principal amount, plus accrued interest, provided that any such redemption shall occur within 60 days of the date of the closing of such public equity offering.

       In the event of a change of control of the Company (as defined in the indenture pursuant to which the Notes are issued), each holder of the Notes (the "Holder") will have the right to require the Company to repurchase all or any portion of such Holder's Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest.

       As required in the indenture, in January 1997 the Company exchanged all of the Notes for Series B notes with substantially the same terms as to principal amount, interest rate, maturity and redemption rights. If the exchange offer had not been consummated, the interest rate on the Notes would have increased by 0.5% per annum.

       The Company paid interest on all outstanding indebtedness of $7,623,000 for the nine months ended December 31, 1996, and the Predecessor Company paid $466,000 for the three months ended March 31, 1996 and $13,670,000 and $8,734,000 for the years ended December 31, 1995 and 1994, respectively.


5.     STOCKHOLDER'S EQUITY

       PRE-ACQUISITION CAPITAL CONTRIBUTIONS -- The Predecessor Company received capital contributions of $46,000,000 and $500,000 from Hardy Holdings Inc., which was ultimately contributed from Hardy plc, during the years ended December 31, 1995 and 1994, respectively.

       STOCK OPTION PLAN -- During June 1996, Mariner Holdings established the Mariner Holdings, Inc. 1996 Stock Option Plan (the "Plan") providing for the granting of stock options to key employees and consultants. Options granted under

                              MARINER ENERGY, INC.

the Plan will not be less than the fair market value of the shares at the date of grant. The maximum number of shares of Mariner Holdings common stock that may be issued under the Plan is 142,800.

       At December 31, 1996, options (the "Options") to purchase 128,331 shares had been granted at an exercise price of $100 per share. The Options generally become exercisable as to one-fifth on each of the first five anniversaries of the date of grant. The Options expire seven years after the date of grant.

       The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of FASB Statement 123, the Company's net loss for the nine months ended December 31, 1996 would have increased $356,000 from $18,692,000 to $19,048,000. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option grant is estimated on the date of grant using a present value calculation, risk free interest of 6.6%, no dividends and expected life of 5 years. Stock options available for future grant amounted to 14,469 at December 31, 1996. No stock options were exercisable at December 31, 1996.

6.     EMPLOYEE BENEFIT AND ROYALTY PLANS

       EMPLOYEE CAPITAL ACCUMULATION PLAN -- The Company provides all full-time employees participation in the Employee Capital Accumulation Plan (the "Plan") which is comprised of a contributory 401(k) savings plan and a discretionary profit sharing plan. Under the 401(k) feature, the Company, at its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 50% of each eligible participant's matched salary reduction contribution as defined by the Plan. Under the discretionary profit sharing contribution feature of the Plan, the Company's contribution, if any, shall be determined annually and shall be 4% of the lesser of the Company's operating income or total employee compensation and shall be allocated to each eligible participant pro rata to his or her compensation. During 1996, 1995 and 1994, the Company contributed $165,000, $163,000 and $159,000, respectively, to the Plan. This plan is a continuation of a plan provided by the Predecessor Company.

       OVERRIDING ROYALTY INTERESTS -- Pursuant to agreements, certain employees and consultants are entitled to receive, as incentive compensation, overriding royalty interests ("Overriding Royalty Interests") in certain oil and gas prospects acquired by the Company. Such Overriding Royalty Interests entitle the holder to receive a specified percentage of the gross proceeds from the future sale of oil and gas (less production taxes), if any, applicable to the prospects.


7.     COMMITMENTS AND CONTINGENCIES

       MINIMUM FUTURE LEASE PAYMENTS -- The Company leases certain office facilities and other equipment under long- term operating lease arrangements. Minimum rental obligations under the Company's operating leases in effect at December 31, 1996 are as follows (in thousands):

             1997................................................................................    $  537
             1998................................................................................       533
             1999................................................................................       523
             2000................................................................................       523
             2001................................................................................       262
                                                                                                     ------

                   Total.........................................................................    $2,378
                                                                                                     ======

       Rental expense, before capitalization, was approximately $427,000, $391,000 and $377,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                              MARINER ENERGY, INC.

       HEDGING PROGRAM -- The Company conducts a hedging program with respect to its sales of crude oil and natural gas using various instruments whereby monthly settlements are based on the differences between the price or range of prices specified in the instruments and the settlement price of certain crude oil and natural gas futures contracts quoted on the open market. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product.

       The following table sets forth the results of hedging transactions during the periods indicated:

                                                                      Year Ended December 31,
                                                      ------------------------------------------------------
                                                          1996                 1995                 1994
                                                      --------------       -------------        ------------
Natural gas quantity hedged (Mmbtu) . . . . . . .      13,482,900             5,890,000            7,407,000

Increase (decrease) in natural gas sales  . . . .      (3,701,000)            1,020,000              877,000

Crude oil quantity hedged (Bbls)  . . . . . . . .         428,000               -                      -

Increase (decrease) in crude oil sales  . . . . .      (1,912,000)              -                      -


       The following table sets forth the Company's open hedging contracts for oil and natural gas and the weighted average prices fixed under various swap agreements entered into as of December 31, 1996.

                                         Crude Oil                             Natural Gas
                                     ----------------------               -------------------------
                                                 Weighted                                Weighted
                                      BBLS    Average Price               MMBTU       Average Price
                                     -----    -------------               -----       -------------
January - February 1997 . . . . .    118,000      $18.55                   2,184,000         $2.22

March 1997  . . . . . . . . . . .     -             -                      1,193,500          2.12

April 1997  . . . . . . . . . . .     -             -                        750,000          2.61

August - October 1997 . . . . . .     -             -                      3,680,000          2.17

At December 31, 1996 the "approximate break-even price" (the weighted average of the monthly settlement prices of the applicable futures contracts which would result in no settlement being due to or from the Company) with respect to such contracts is approximately $2.22 per MMBTU and $18.55 per BBL.

                              MARINER ENERGY, INC.

8.     INCOME TAXES

       The following table sets forth a reconciliation of the statutory federal income tax with the income tax provision (in thousands):


                                                                                  Predecessor Company
                                                                    ----------------------------------------------------------
                                                                                                 Year Ended December 31,
                                             9 Months Ended         3 Months Ended       -------------------------------------
                                               12/31/96                 3/31/96               1995                 1994
                                           -----------------        ---------------      -------------------------------------
                                              $         %             $         %          $          %        $          %
                                            -----      ---          -----      ---       -----       ---      -----      ----
Income (loss) before income taxes         (18,692)      --         2,661       --        4,798        --     (2,611)      --
Income tax expense (benefit)
computed at statutory rates . . .          (6,542)     (35)          931       35        1,679        35       (914)     (35)
Change in valuation allowance . .           8,089       43        (3,597)    (135)      (1,261)      (26)       898       34
Other . . . . . . . . . . . . . .          (1,547)      (8)        2,666      100          (80)       (2)        16        1
                                          -------    -----        ------     ----       ------       ---       ------     ----
Tax Expense . . . . . . . . . . .              --       --            --       --          338         7         --       --
                                          =======    =====        ======     ====       ======       ===       ======     ====

       Federal income tax paid by the Company during the year ended December 31, 1995 was $338,000. No federal income taxes were paid by the Company during the nine months ended December 31, 1996, the three months ended March 31, 1996 and the year ended December 31, 1994.

       The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The deferred tax position for 1994 and 1995 relates to the Predecessor. For tax purposes, a new entity was deemed to have been created as a result of an election made in accordance with Internal Revenue Code Section 338 (h)(10) to treat the stock acquisition of Hardy Oil & Gas USA Inc. as a deemed asset acquisition whereby the acquired assets and liabilities were revalued to their fair market value for tax purposes. As a result, the Company has a deferred tax position for 1996 that bears no relation to the deferred tax position of the Predecessor for 1994 or 1995. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                                                           Predecessor Company
                                                                                    --------------------------------
                                                                  1996                   1995              1994
                                                              ------------          ------------       -------------
Deferred tax assets:
     Net operating loss carryforwards . . . . . . . . . . .      $4,644               $28,157              $26,668
     Alternative minimum tax credit carryforward  . . . . .          --                   321                   --
     Other  . . . . . . . . . . . . . . . . . . . . . . . .          --                   959                  964
    Differences between book and tax basis of properties  .       3,445                    --                   --
                                                              ------------          ------------        -------------
                                                                  8.089                29,437               27,632
Valuation allowance . . . . . . . . . . . . . . . . . . . .      (8,089)               (9,383)             (10,644)
                                                              ------------          ------------        -------------

Total net deferred tax assets . . . . . . . . . . . . . . .          --                20,054               16,988
                                                              ------------          ------------        -------------
Deferred tax liabilities --
     Differences between book and tax basis of properties .          --               (20,054)             (16,988)
                                                              ------------          ------------        -------------
          Total net deferred taxes  . . . . . . . . . . . .     $    --              $     --            $      --
                                                              =============         =============       =============

                              MARINER ENERGY, INC.

       As of December 31, 1996, the Company has a cumulative net operating loss carryforward ("NOL") for federal income tax purposes of approximately $13.3 million, which expires in the year 2012. SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Because of the uncertain nature of their ultimate realization, as well as past performance and the NOL expiration date, the Company has established a valuation allowance against this NOL carryforward benefit and for all net deferred tax assets in excess of net deferred tax liabilities.


9.     OIL AND GAS PRODUCING ACTIVITIES

       The results of operations from the Company's oil and gas producing activities are as follows (in thousands):

                                                                              Predecessor Company
                                                                ----------------------------------------------
                                                                                      Year ended December 31,
                                          Nine months ended     Three months ended    -------------------------
                                          December 31, 1996       March 31, 1996         1995           1994
                                          -----------------     ------------------    ----------     ----------
Oil and gas sales . . . . . . . . . . .          $48,522                $13,778       $33,309        $35,856
Production costs  . . . . . . . . . . .           (7,938)                (2,872)       (7,331)        (7,118)
Depletion, depreciation, and                     (24,747)                (6,309)      (15,635)       (16,221)
amortization  . . . . . . . . . . . . .
Income tax expense  . . . . . . . . . .               --                     --          (338)             --
                                                 -------                -------       -------        -------
                                                 $15,837                 $4,597       $10,005        $12,517
                                                 =======                 ======       =======        =======


       Costs incurred in oil and gas producing activities are as follows (in thousands, except per equivalent mcf amounts):

                                                                              Predecessor Company
                                                                ----------------------------------------------
                                                                                      Year ended December 31,
                                          Nine months ended     Three months ended    -------------------------
                                          December 31, 1996       March 31, 1996         1995           1994
                                          -----------------     ------------------    ----------     ----------
Property acquisition costs  . . . . . .            $13,477                 $949        $4,594          $2,521
Exploration costs . . . . . . . . . . .             18,627                3,903        12,866          16,495
Development costs . . . . . . . . . . .              6,132                2,643        24,312          17,907
Production costs  . . . . . . . . . . .              7,938                2,872         7,331           7,118
Depletion, depreciation, and
  amortization rate per
  equivalent mcf.......................               1.33                 1.00           .96             .95


       All of the Company's oil and gas revenues are from proved developed properties located in the United States.

       The Company capitalizes internal costs, associated with exploration activities. These capitalized costs approximated $4,362,000, $4,264,000 and $3,479,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

                              MARINER ENERGY, INC.

       During the year ended December 31, 1996, sales of oil and gas to four purchasers accounted for 15%, 13%, 13% and 10% of total revenues. During the year ended December 31, 1995, sales of oil and gas to three purchasers accounted for 20%, 20% and 12% of total revenues. During the year ended December 31, 1994, sales of oil and gas to three purchasers accounted for 25%, 13% and 11% of total revenues. Management believes that the loss of these purchasers would not have a material impact on the Company's financial condition or results of operations.

10. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

       Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

       Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves set forth herein will be developed within the periods anticipated. It is likely that variances from the estimates will be material. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash flows should not be construed as representative of the fair market value of the proved reserves owned by the Company since discounted future net cash flows are based upon projected cash flows which do not provide for changes in oil and natural gas prices from those in effect on the date indicated or for escalation of expenses and capital costs subsequent to such date. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Actual results will differ, and are likely to differ materially, from the results estimated.

                              MARINER ENERGY, INC.

                    Estimated Quantities of Proved Reserves
                                 (in thousands)

                                                  Oil (Bbl)          Gas (Mcf)
                                                  ----------         ---------
      December 31, 1993                              6,128              91,060
        Extensions                                     829              21,842
        Revisions of previous estimates                423               4,241
        Production                                    (459)            (14,362)
        Sales of reserves in place                     (21)             (2,136)
                                                 ---------           ---------

      December 31, 1994                              6,900             100,645
        Extensions                                      46               2,476
        Revisions of previous estimates                307              14,113
        Production                                    (424)            (13,770)
        Sales of reserves in place                    (160)             (5,134)
                                                 ---------           ---------

      December 31, 1995                              6,669              98,330
        Extensions                                   1,168              24,326
        Revisions of previous estimates                  3                (518)
        Production                                    (750)            (20,429)
        Sales of reserves in place                  (1,810)             (9,425)
                                                 ---------           ---------

      December 31, 1996                              5,280              92,284
                                                 =========           =========


               Estimated Quantities of Proved Developed Reserves
                                 (in thousands)

                                                    Oil (Bbl)         Gas (Mcf)
                                                    ---------         ---------
      December 31, 1993                               3,653             67,263
      December 31, 1994                               4,037             83,192
      December 31, 1995                               4,357             87,843
      December 31, 1996                               3,456             83,529

      The following is a summary of a standardized measure of discounted net cash flows related to the Company's proved oil and gas reserves. The information presented is based on a valuation of proved reserves using discounted cash flows based on year-end prices, costs and economic conditions and a 10% discount rate. The additions to proved reserves from new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, the information presented below should not be viewed as an estimate of the fair value of the Company's oil and gas properties, nor should it be considered indicative of any trends.

                              MARINER ENERGY, INC.

            Standardized Measure of Discounted Future Net Cash Flows
                                 (in thousands)

                                                                   Year ended December 31,
                                                          -------------------------------------------
                                                             1996           1995             1994
                                                          ----------     ----------       ------------
Future cash inflows.  . . . . . . . . . . . . . . . .      $548,451        $370,471          $285,823

Future production and development costs . . . . . . .      (124,190)       (125,936)         (138,185)

Future income taxes . . . . . . . . . . . . . . . . .       (90,971)        (37,518)           (8,819)
                                                          ---------      ----------       -----------
Future net cash flows . . . . . . . . . . . . . . . .       333,290         207,017           138,819

Discount of future net cash flows at 10% per annum  .       (78,914)        (46,502)          (49,215)
                                                          ---------      ----------       -----------
Standardized measure of discounted future net cash
  flows . . . . . . . . . . . . . . . . . . . . . . .      $254,376        $160,515           $89,604
                                                          =========      ==========       ===========

      During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets and in the United States, including the posted prices paid by purchasers of the Company's crude oil. The weighted average prices of oil and gas at December 31, 1996, 1995 and 1994, used in the above table, were $25.16, $18.08, and $16.46 per Bbl, respectively, and $4.50, $2.54, and $1.71 per Mcf, respectively.

      The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                                                      Year ended December 31,
                                                             --------------------------------------------
                                                                1996             1995             1994
                                                             -----------      -----------      -----------

Sales and transfers of oil and gas
produced, net of production costs . . . . . . . . .         $(51,505)        $(25,963)           $(28,738)
Net changes in prices and production costs. . . . .          120,843           64,363              (5,655)
Extensions and discoveries, net of future
           development and production costs . . . .           62,551            5,712              27,509
Revision of previous quantity estimates . . . . . .           (1,293)          18,076               4,324
Sales of reserves in place  . . . . . . . . . . . .          (10,813)          (6,141)               (475)
Net change in income taxes  . . . . . . . . . . . .          (36,082)          (7,191)             (2,130)
Accretion of discount before income taxes . . . . .           17,342            9,532               9,424
Changes in production rates (timing) and
          other . . . . . . . . . . . . . . . . . .           (7,182)          12,523              (5,312)
                                                             -------         --------             -------
Net change  . . . . . . . . . . . . . . . . . . . .          $93,861          $70,911             $(1,053)
                                                             =======         ========             =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Set forth below are the names, ages and positions of the executive officers and directors of the Company and a key consultant to the Company as of March 1, 1997. All directors are elected for a term of one year and serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.

       Name                            Age         Position with the Company
       ----                            ---         -------------------------
       Robert E. Henderson             44          Chairman of the Board, President and Chief Executive Officer
       Richard R. Clark                41          Senior Vice President of Production and Director
       Michael W. Strickler            41          Senior Vice President of Exploration and Director
       James M. Fitzpatrick            46          Vice President of Land and Legal, Corporate Secretary
       Gregory K. Harless              47          Vice President of Oil and Gas Marketing
       W. Hunt Hodge                   41          Vice President of Administration
       Frank A. Pici                   41          Vice President of Finance and Chief Financial Officer
       Clinton D. Smith                42          Vice President of Operations
       David S. Huber                  46          Consultant and Deep Water Projects Manager
       Richard B. Buy                  45          Director
       James V. Derrick, Jr.           52          Director
       Gene E. Humphrey                49          Director
       Jere C. Overdyke, Jr.           45          Director
       Frank Stabler                   44          Director

       Mr. Henderson has been Chairman of the Board of the Company since May 1996, President and Chief Executive Officer since 1987 and a director since 1985. From 1984 to 1987, he served the Company or predecessors as Vice President of Finance and Chief Financial Officer. From 1976 to 1984, he held various positions with ENSTAR Corporation. Additionally, Mr. Henderson served as the Company's Chief Financial Officer from August 1996, when the former Chief Financial Officer ceased to serve in that position, through November 1996.

       Mr. Clark has served the Company in various engineering and operations activities since 1984 and has been Senior Vice President of Production since 1991 and a director since 1988. Prior to joining the Company he worked as a Production Engineer in the Offshore Production Group of Shell Oil Company.

       Mr. Strickler joined the Company in 1984 and has served the Company since such time in its geological and exploration activities. He has served as Senior Vice President of Exploration of the Company since 1991 and a director since 1989.

       Mr. Fitzpatrick joined the Company in 1984 and has served as Vice President of Land and Legal since 1990 and Corporate Secretary since May 1996. Prior to joining the Company he had been a petroleum landman for Pend Oreille Oil and Gas Company and for Exxon Company U.S.A.

       Mr. Harless has served as Vice President of Oil and Gas Marketing of the Company since 1990. Prior to joining the Company in 1988, he was Vice President of Marketing and Regulatory Affairs of Enron Oil and Gas Company.

       Mr. Hodge has served as Vice President of Administration of the Company since 1991. Prior to joining the Company in 1985, he was Purchasing Manager of Santa Fe Minerals Company.

       Mr. Pici became Vice President of Finance and Chief Financial Officer in December 1996. Prior to joining the Company, Mr. Pici was employed by Cabot Oil & Gas Corporation holding several positions since 1989, including Corporate Controller since 1994.

       Mr. Smith joined the Company in 1987 and has served as Vice President of Operations since 1991. Prior to joining the Company he worked on both domestic and international assignments for Phillips Oil Company and Eaton Engineering.

       Mr. Huber, a consultant to the Company, serves the Company in a number of respects, particularly with respect to exploration, exploitation and development of deepwater prospects, in which he has significant expertise, and is regarded by the Company as a key personnel resource. Mr. Huber is an independent project management consultant and is the Company's deepwater project manager. The Company has engaged the services of Mr. Huber from time to time since 1991. Mr. Huber was employed by Hamilton Oil Corporation (which was acquired by BHP Petroleum in 1991) in the North Sea from 1981 to 1991, holding the positions of production manager, planning and economics manager, and engineering manager. He was the deepwater drilling engineering supervisor for Esso Exploration, Inc. from 1974 to 1980.

       Mr. Buy has served as a director since January 1997. Since 1994 he has been an employee of ECT, currently serving as a Vice President in Enron Capital Management. Prior to joining ECT Mr. Buy was a Vice President at Bankers Trust in the Energy Group. Mr. Buy serves on the board of directors of Coda Energy, Inc.

       Mr. Derrick has served as a director since May 1996. He is currently Senior Vice President and General Counsel of Enron. He serves on the Management Committee of Enron and is a director of Enron Global Power & Pipelines LLC, a New York Stock Exchange-listed entity that owns interests in certain international pipeline and power projects. Mr. Derrick also serves on the board of directors of Coda Energy, Inc., an oil and gas exploration and production company in which JEDI owns 98.5% of the common stock. He has been associated with Enron since 1991. Prior to that he was for many years engaged in the private practice of law in Houston, Texas.

       Mr. Humphrey has served as a director since May 1996. Since 1990 he has been an employee of ECT, currently serving as a Managing Director. Prior to joining ECT Mr. Humphrey was a Vice President in Citibank's Petroleum Department.

       Mr. Overdyke has served as a director since May 1996. Since 1991 he has been an employee of ECT, currently serving as a Managing Director. Mr. Overdyke has approximately 20 years of experience in the energy sector and has held various financial and management positions with public and private independent exploration and production companies.

       Mr. Stabler has served as a director since May 1996. He is currently a Vice President of ECT and has held positions with ECT since 1992. From 1989 to 1992, Mr. Stabler served as Manager of Investor Services for American Exploration Company.

       The Stockholders' Agreement requires that the Board of Directors of the Company include at least three nominees of the Management Stockholders. Currently, those three representatives are Messrs. Henderson, Clark and Strickler. The remaining board members are to include nominees of JEDI. See "Certain Relationships and Related Transactions -- Stockholders' Agreement and Related Matters" on page 48.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth the annual compensation for the Company's Chief Executive Officer and the four other most highly compensated executive officers for the two fiscal years ended December 31, 1996. These individuals are sometimes referred to as the "named executive officers".


                                                                                        Long-Term
                                                      Annual Compensation              Compensation
                                                 ----------------------------         Received from
                                                               Other Annual         Overriding Royalty         All Other
Name and Principal Position                       Salary    Compensation(1)             Program(2)         Compensation (3)
----------------------------                     --------   -----------------       -------------------    -----------------
Robert E. Henderson                     1996     $236,000         $6,000                 $421,311                 $306
President and                           1995      232,350          6,000                  216,585                  306
   Chief Executive Officer

Richard R. Clark                        1996      166,500          6,000                  247,971                  306
Senior Vice President                   1995      161,625          6,000                  142,040                  306
   of Production

Michael W. Strickler                    1996      150,000          5,880                  258,731                  306
Senior Vice President                   1995      145,500          5,640                  151,512                  306
   of Exploration

Clinton D. Smith                        1996      131,500          5,154                   96,447                  306
Vice President of Operations            1995      127,525          4,944                   67,764                  306

Gregory K. Harless                      1996      121,600          4,760                   82,851                  522
Vice President of                       1995      118,000          4,560                   53,523                  522
   Oil & Gas Marketing

-------------
       (1) Amounts shown reflect the Company's contribution under the discretionary profit sharing feature of its Employee Capital Accumulation Plan. See "-- 401(k) Plan". For each of the named executive officers, the aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the officer's total annual salary and bonus and information with respect thereto is not included.

       (2) Does not include amounts received as a result of sales of overriding royalty interests by individuals, normally in connection with sales of properties by the Company; in 1995 proceeds of such sales were as follows for the individuals indicated: Mr. Henderson ($301,307), Mr. Clark ($153,086), Mr. Strickler ($353,061), Mr. Smith ($0) and Mr. Harless ($155,000). See "--Overriding Royalty Interests". No such sales were made in 1996.

       (3) Amounts shown reflect insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officers.

EMPLOYMENT AGREEMENTS

       The Company and each of the named executive officers have entered into employment agreements (each, an "Employment Agreement" and collectively, the "Employment Agreements") for initial terms of five years in the case of Messrs. Henderson, Clark and Strickler and three years in the case of Messrs. Smith and Harless. The Employment Agreements then extend for six months in the case of Messrs. Henderson, Clark and Strickler and three months in the case of Messrs. Smith and Harless, unless notice of termination is given by either the Company or the named executive officer at least three or six months before the end of the term. Under the Employment Agreements, the annual salaries are $236,000, $166,500, $150,000, $131,500 and $121,600 for Messrs. Henderson, Clark,
Strickler, Smith and Harless, respectively, which the Company may in its discretion increase. The named executive officers are eligible for participation in any medical, dental, life and accidental death and dismemberment insurance programs and retirement, pension, deferred compensation and other benefit programs instituted by the Company from time to time. The Employees are also entitled to vacation, reimbursement of certain expenses and, depending upon the Employment Agreement, either an automobile allowance or a leased vehicle of the Company's choice and reimbursement for expenses related to the use of that leased vehicle. As incentive compensation, the named executive officers are entitled to overriding royalty interests in certain oil and gas prospects acquired by the Company. See "--Overriding Royalty Program".

       If a named executive officer's Employment Agreement is terminated by the Company, with or without Cause (as defined in each Employment Agreement) or by the named executive officer for Good Reason (as defined in each Employment Agreement), the named executive officer will be entitled to, among other things, (i) his or her salary and other benefits through the end of the initial term or extended term of the Employment Agreement (to be paid in a lump sum cash payment in the case of termination by the Company without Cause or termination by the named executive officer for Good Reason), (ii) a lump sum cash payment equal to six, nine or 12 months' salary, depending upon the Employment Agreement (12 months in the case of Mr. Henderson, nine months in the case of Messrs. Clark and Strickler, and six months in the case of Messrs. Smith and Harless), (iii) a lump sum cash payment equal to all vacation time carried forward from a previous year and all earned and unused vacation time for the then current year and (iv) an assignment of vested overriding royalty interests. See "-- Overriding Royalty Interests". If a named executive officer's Employment Agreement is terminated by the named executive officer without Good Reason, he will be entitled to the amounts specified in the preceding sentence except that he will not be entitled to the lump sum cash payment described in clause (ii). Any amounts paid on termination of an Employment Agreement will be grossed-up to cover any applicable taxes.

       Each named executive officer has agreed that during the term of his Employment Agreement, and for 12 months thereafter in the case of Messrs. Henderson, Clark and Strickler and six months thereafter in the case of Messrs. Smith and Harless, if the named executive officer's Employment Agreement is terminated by the Company for Cause or by the named executive officer other than for Good Reason, he will not compete with the Company for business or hire away the Company's employees.

STOCK OPTION PLAN

       Under the Mariner Holdings, Inc. 1996 Stock Option Plan (the "Stock Option Plan"), a committee of the board of directors of Mariner Holdings (the "Committee") is authorized to grant options to purchase shares of Mariner Holdings common stock, including options qualifying as "incentive stock options" under Section 422 of the Code ("ISOs") and options that do not so qualify ("NSOs"), to employees and consultants as additional compensation for their services to Mariner Holdings and its subsidiaries. The Stock Option Plan is intended to promote the long-term financial interests of Mariner Holdings and its subsidiaries by providing a means whereby designated employees and consultants may develop a sense of proprietorship and personal involvement in the development and financial success of Mariner Holdings and its subsidiaries, and to encourage them to remain with and devote their best efforts to the business of Mariner Holdings and its subsidiaries, thereby advancing the interests of Mariner Holdings and its stockholders.

       The aggregate number of shares of Mariner Holdings common stock that may be issued under options granted under the Stock Option Plan is 142,800 shares, subject to adjustment in the event of a stock split, stock dividend or other change in the Mariner Holdings common stock or the capital structure of Mariner Holdings.

       Subject to the provisions of the Stock Option Plan, the Committee is authorized to determine who may participate in the Stock Option Plan, the number of shares that may be issued under each option and the terms, conditions and limitations applicable to each grant. Subject to certain limitations, the board of directors of Mariner Holdings is authorized to amend, alter or terminate the Stock Option Plan.

       Shares of Mariner Holdings common stock purchased pursuant to the exercise of an Option are subject to the terms of the Stockholders' Agreement. See "Certain Relationships and Related Transactions--Stockholders' Agreement and Related Matters" on page 48.

       The following table sets forth certain information with respect to individual grants of options by Mariner Holdings to the named executive officers during 1996.







                                                                                                     Potential Realizable
                                                                                                    Value at Assumed Annual
                               Number of        Percentage                                           Rates of Stock Price
                              Securities         of Total                                              Appreciation for
                              Underlying        Granted to       Exercise                                Option Term
                            Options Granted      Employees       or Base         Expiration       -------------------------
Name                      (# of shares)(1)       in 1996       Price ($/Sh)         Date           5% ($)(2)     10% ($)(2)
----                     ------------------     -----------    -----------      -------------      ---------    -----------
Robert E. Henderson          19,885                15.5%          $100.00           6/27/03         $809,519    $1,886,524
Richard R. Clark             13,994                10.9%           100.00           6/27/03          569,696     1,327,635
Michael W. Strickler         13,994                10.9%           100.00           6/27/03          569,696     1,327,635
Clinton D. Smith              8,925                 7.0%           100.00           6/27/03          363,337       846,730
Gregory K. Harless            3,570                 2.8%           100.00           6/27/03          145,335       338,692

(1) Options to purchase Mariner Holdings common stock were granted as part of a stock purchase by management, which was paid for by assigning certain overriding royalty interests and by relinquishing rights under change of control agreements held by these named executive officers. One fifth of the options vest and become exercisable on each of the first five anniversaries of the date of grant; the options become fully exercisable upon the occurrence of certain other events, including the completion of an initial public offering by the Company.

(2) The potential realizable value of the options, if any, granted in 1996 to each of these executive officers was calculated by multiplying those options by the excess of (a) the assumed value, at June 27, 2003, of Mariner Holdings' Common Stock if the value of Mariner Holdings' Common Stock were to increase 5% or 10% in each year of the option's 7 year term over (b) the base price shown. This calculation does not take into account any taxes or other expenses which might be owed. There is no market whatsoever for Mariner Holdings' Common Stock. For purposes of this chart, the Company has assumed a value of $100 per share based on the exercise price of the options. The Company makes no representation as to the actual value of Mariner Holdings' Common Stock. The assumed value at a 5% assumed annual appreciation rate over the 7 year term is $140.71 and such value at a 10% assumed annual appreciation rate over that term is $194.87. At $140.71 the total market value of the shares of Mariner Holdings' Common Stock outstanding on March 1, 1997 would be $138,732,602, which would be an increase of $40,137,902 from the assumed value of such shares at the close of business on December 31, 1996. At $194.87, the total value of the shares of Common Stock outstanding on March 1, 1997 would be $192,131,492, which would be an increase of $93,536,792 from the assumed value of such shares at the close of business on December 31, 1996. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

OVERRIDING ROYALTY PROGRAM

       Pursuant to agreements, the named executive officers are entitled to receive from the Company, as incentive compensation, overriding royalty interests ("Overriding Royalty Interests") in certain oil and gas prospects ("Prospects") acquired by the Company. These agreements generally apply to Prospects acquired by the Company on or after April 18, 1996. Under similar predecessor agreements that pre-date these agreements, certain of the named executive officers became entitled to receive Overriding Royalty Interests in respect of Prospects that were acquired by the Company during various periods before April 18, 1996. Under these agreements, the aggregate percentage of all Overriding Royalty Interests affecting the Company's working interests in Prospects does not exceed 3% before well payout, or 7.5% after well payout, of the Company's working interest in such Prospects.

       Each Employment Agreement provides that the named executive officer is entitled to receive, as incentive compensation, Overriding Royalty Interests equal to certain specified undivided percentages of the Company's working interest percentage in Prospects acquired by the Company within the United States and its coastal waters while the Employee is employed by the Company and during the term or extended term of the Employment Agreement. For purposes of each Employment Agreement, oil and gas prospects acquired by the Company on or after April 18, 1996 are deemed to have been acquired by the Company during the term of the Employment Agreement.

       The Overriding Royalty Interest percentage of the Company's working interest percentage to which each named executive officer is entitled with respect to each well drilled on a Prospect, for the period before well payout, is one-fourth of that named executive officer's Overriding Royalty Interest percentage for the period after well payout. These percentages range from 0.09375% to 0.23250% before payout and from 0.375% to 0.93000% after payout for the named executive officers.

       In instances in which all or a portion of the Company's working interest in a Prospect will be sold or farmed out to unaffiliated third parties, and the Company determines in good faith that the Company's interest will not be marketable on satisfactory terms if marketed subject to the named executive officer's Overriding Royalty Interest affecting such Prospect, the Company, as a general rule, may elect to adjust the named executive officer's Overriding Royalty Interest in such Prospect. In such instances, a committee designated by the Board of Directors of the Company (at least half of the members of which are required to be individuals who have been granted an Overriding Royalty Interest by the Company) are to exercise discretion on behalf of the Company in reducing or modifying the named executive officer's Overriding Royalty Interest in such Prospect in accordance with certain parameters set forth in the Employment Agreement. Certain decisions of the committee require the approval of the Board of Directors of the Company. Such modifications or reductions of the named executive officer's Overriding Royalty Interest apply only to the portion of the Company's working interest sold or farmed out to such third party and do not affect the named executive officer's Overriding Royalty Interest in any interest retained by the Company.

       In addition to the provisions for reduction or other adjustment of the Employee's Overriding Royalty Interest as mentioned above, the Company may also elect in its sole discretion, within 60 days after the end of each fiscal year of the Company, to reduce the named executive officer's Overriding Royalty Interest set forth in the Employment Agreement with respect to all Prospects subject to the Employment Agreement that were acquired by the Company during such fiscal year, based upon certain levels of exploration and development costs actually incurred by the "Company Group" (which consists of the Company and certain other entities affiliated with the Company or anticipated to participate in exploration prospects with the Company) during such fiscal year in respect of all Prospects subject to the Employment Agreement. Further, with respect to certain deepwater types of Prospects, the Company may elect in its sole discretion to make other reductions and adjustments to the Employee's Overriding Royalty Interest based upon certain levels of exploration and development costs estimated to be incurred by the Company Group in respect of such deepwater types of Prospects.

       The Company retains a right of first refusal to purchase any Overriding Royalty Interest assigned to a named executive officer pursuant to an Employment Agreement. This right applies to any third party offer received by the named executive officer during the term or within one year from the expiration of an Employment Agreement.

       Set forth below is certain information relating to the participation of the named executive officers in the overriding royalty program.

                                            Total Number of         Aggregate Cash
                                          Prospects in Which       Amounts Received
                                          Overriding Royalty         as a Result of
                                            Interests Were            Overriding
                                          Received in 1996(1)       Program in 1996
                                          -------------------       ---------------
            Name
            ----
Robert E. Henderson                               9                    $421,311
Richard R. Clark                                  9                     247,971
Michael W. Strickler                              9                     258,731
Clinton D. Smith                                  9                      96,447
Gregory K. Harless                                9                      82,851

       (1) At the time overriding royalty interests are received, they have only a nominal value because no reserves have been proven on the prospects at such time.

DIRECTORS' COMPENSATION

       Members of the Board of Directors of the Company do not receive compensation for any services provided in their capacities as directors, other than the reimbursement of reasonable expenses incurred in connection with attending meetings of the Board of Directors.

401(k) PLAN

       The Company has an Employee Capital Accumulation Plan that is intended to be a Section 401(k) plan under the Code. All employees of the Company, including the named executive officers of the Company, are eligible to participate in the plan. Employees may make contributions to the plan under a salary reduction program. The Company may, in its discretion, make "profit sharing" contributions to the plan on behalf of the plan participants. Contributions by both employees and the Company to the plan are restricted in number and amount, and the aggregate contributions by the Company are not significant. This plan is a continuation of a plan provided by the Predecessor Company. See Note 5 to the Financial Statements of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       Until the Acquisition in April 1996, the Company was a wholly owned subsidiary of Hardy plc, which through its board of directors and officers set the compensation of the executive officers of the Company. As a director of Hardy plc until the Acquisition, Mr. Henderson participated in deliberations concerning the compensation of executive officers of the Company. After the Acquisition, the Board of Directors of the Company set the compensation of the executive officers, and Mr. Henderson participated in deliberations on those matters. In January 1997, the Board of Directors established a Compensation Committee, composed of Messrs. Henderson, Buy and Stabler.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The Company is a wholly owned subsidiary of Mariner Holdings. The following table sets forth the name and address of the only stockholder of Mariner Holdings that is known by the Company to beneficially own more than 5% of the outstanding shares of common stock of Mariner Holdings, the number of shares beneficially owned by such stockholder, and the percentage of outstanding shares of common stock of Mariner Holdings so owned, as of March 1, 1997. As of March 1, 1997, there were 985,947 shares of common stock of Mariner Holdings outstanding.


                                                                                         Amount and
                                 Name and Address                                        Nature of             Percent
   Title of Class                of Beneficial Owner                                Beneficial Ownership       of Class
   --------------                --------------------                               --------------------       --------
Common Stock of                 Joint Energy Development                                     950,000             96.4%
Mariner Holdings                    Investments Limited Partnership(1)
                                    1400 Smith Street
                                    Houston, Texas 77002

       (1) JEDI primarily invests in and manages certain natural gas and energy related assets. JEDI's general partner is Enron Capital Management Limited Partnership, a Delaware limited partnership, whose general partner is Enron Capital Corp., a Delaware corporation and a wholly owned subsidiary of ECT. JEDI's limited partner is CalPERS. Each partner has a 50% interest in JEDI. The general partner of JEDI exercises sole voting and investment power with respect to such shares.

       The table appearing below sets forth information as of March 1, 1997, with respect to shares of common stock of Mariner Holdings beneficially owned by each of the Company's directors, the Company's Chief Executive Officer and the four other most highly compensated executive officers for the fiscal year ended December 31, 1996, a key consultant of the Company and all directors and executive officers and such key consultant as a group, and the percentage of outstanding shares of common stock of Mariner Holdings so owned by each.

        Directors, Key Consultant and           Amount and Nature of         Percent
          Named Executive Officers            Beneficial Ownership (1)       of Class
       ------------------------------         ------------------------       --------
Robert E. Henderson . . . . . . . . . . . .             5,570                   *

Richard R. Clark  . . . . . . . . . . . . .             3,920                   *

Michael W. Strickler  . . . . . . . . . . .             3,920                   *

Gregory K. Harless  . . . . . . . . . . . .             1,000                   *

Clinton D. Smith  . . . . . . . . . . . .               2,500                   *

David S. Huber  . . . . . . . . . . . . . .             3,795                   *

James V. Derrick, Jr. . . . . . . . . . . .                 0                   *

Richard B. Buy  . . . . . . . . . . . . . .                 0                   *

Gene E. Humphrey  . . . . . . . . . . . . .                 0                   *

Jere C. Overdyke, Jr. . . . . . . . . . . .                 0                   *

Frank Stabler . . . . . . . . . . . . . . .                 0                   *

All directors and executive officers and key

   consultant as a group (14 persons) . . .            24,918                   4%

       * Less than one percent.

       (1) All shares are owned directly by the named person and such person has sole voting and investment power with respect to such shares.

       In June 1996, in accordance with the terms of the Stockholders' Agreement, 24 individuals who are employees of or consultants to the Company received options to purchase an aggregate of 128,331 shares of the common stock of Mariner Holdings. In addition, the Stockholders' Agreement provides for certain preemptive and registration rights. See "Certain Relationships and Related Transactions -- Stockholders' Agreement and Related Matters" below.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT AND RELATED MATTERS

       Mariner Holdings, ECT, JEDI and each other stockholder of Mariner Holdings is a party to the Stockholders' Agreement ("Stockholders' Agreement"). The Stockholders' Agreement was originally entered into by ECT, Mariner Holdings, and Messrs. Henderson, Clark, Strickler and Huber in contemplation of Mariner Holdings' acquisition of all of the outstanding shares of stock of the Company. Mariner Holdings was formed by ECT for the purpose of acquiring the Company. The Stockholders' Agreement provides for the capitalization of Mariner Holdings by ECT, its affiliates and certain employees and consultants of the Company, certain aspects of Mariner Holdings' organization and management and certain rights and obligations of the stockholders of Mariner Holdings.

       In May 1996, in accordance with the terms of the Stockholders' Agreement, JEDI purchased 950,000 shares of the common stock of Mariner Holdings for an aggregate consideration of $95.0 million; JEDI and Mariner Holdings entered into the JEDI Bridge Loan; Mariner Holdings borrowed $92.0 million under the JEDI Bridge Loan; and Mariner Holdings purchased the stock of the Company. Mariner Holdings has since repaid the JEDI Bridge Loan in full, and it has terminated according to its terms.

       In June 1996, in accordance with the terms of the Stockholders' Agreement, the Management Stockholders purchased an aggregate of 35,947 shares of the common stock of Mariner Holdings, received options to purchase an additional 128,331 shares of the common stock of Mariner Holdings and entered into new or amended employment or consulting agreements with the Company. The aggregate purchase price for those shares was valued at approximately $4.0 million, which the Management Stockholders paid by means of cash or assignments of a portion of their overriding royalty interests held under the terms of their then-existing employment or consulting arrangements with the Company. In addition, in accordance with the terms of the Stockholders' Agreement, the Management Stockholders who had Change of Control Agreements relinquished their rights thereunder. Concurrently with the purchase of shares of Mariner Holdings, each Management Stockholder (other than Messrs. Henderson, Clark, Strickler and Huber, who were already parties) became a party to the Stockholders' Agreement.

       As a result of these transactions, the Management Stockholders and JEDI own approximately 4% and approximately 96%, respectively, of the outstanding shares of Mariner Holdings stock. On a fully diluted basis (assuming that all options granted to the Management Stockholders pursuant to the Stockholders' Agreement have been exercised), the Management Stockholders would own or have the right to acquire an aggregate of 164,278 shares, which would represent approximately 15% of all shares that would be outstanding, and JEDI would own approximately 85% of all outstanding shares on that basis. The stock options granted to the Management Stockholders are not currently exercisable, are subject to vesting schedules and are more fully described under the caption "Management -- Employment, Consulting and Stock Option Agreements".

       Under the Stockholders' Agreement, Mariner Holdings paid or agreed to pay certain amounts, including (i) an arrangement fee and facility fee payable to JEDI, as the lender under the JEDI Bridge Loan, (ii) a fee payable to an affiliate of ECT equal to 2.5% of the total principal amount of any refinancing or substitution for the JEDI Bridge Loan if an affiliate of ECT is the sole placement agent or financial advisor in connection with the refinancing or substitution and otherwise a fee that would be commercially reasonable for a transaction of the nature of the refinancing or substitution and (iii) payment or reimbursement to ECT, JEDI and the Management Stockholders for all reasonable fees and expenses of third parties incurred by them in connection with the Stockholders' Agreement, the JEDI Bridge Loan and Mariner Holdings' purchase of the stock of the Company. In addition, Mariner Holdings agreed to reimburse each Management Stockholder who paid for shares of Mariner Holdings stock by assignment of overriding royalty interests for any additional taxes and related costs incurred by such Management Stockholder to the extent, if any, that the transfer of the overriding royalty interests does not qualify as a tax-free exchange under federal tax laws. In addition, in connection with JEDI's purchase of Mariner Holdings stock, JEDI received a fee equal to 3% of the total purchase price paid by JEDI. Of the amounts agreed to be paid by Mariner Holdings, approximately $5.0 million was, or will be, paid by the Company. In addition, Mariner Holdings has certain ongoing obligations pursuant to the Stockholders' Agreement. Since Mariner Holdings has no independent cash flow and no assets other than its interest in the Company, it will be dependent upon dividends, distributions or advances from the Company to meet any cash requirements flowing from such obligations.

       Under the terms of the Stockholders' Agreement, each Management Stockholder entered into a new or amended employment or consulting agreement with the Company. See "Management -- Employment, Consulting and Stock Option Agreements". These agreements, among other things, afford the Management Stockholders the benefits of the Company's overriding royalty program. See "Management -- Overriding Royalty Interests". In addition, the Company must keep certain employee benefit plans in effect until June 1999.

       The Stockholders' Agreement requires that the board of directors of Mariner Holdings (as well as the board of directors of each subsidiary of Mariner Holdings, including the Company) will include at least three Management Directors. Currently, those three representatives are Messrs. Henderson, Clark and Strickler. The Stockholders' Agreement requires that the remaining board members consist of nominees of JEDI. See "Management -- Executive Officers and Directors". In addition, any executive committee of the board of directors must include at least two members who are Management Directors and any compensation committee of the board of directors must include at least one member who is a Management Director; however, no Management Director is to be appointed to any audit committee. The Stockholders' Agreement also requires that certain provisions be included in the certificate of incorporation and bylaws of Mariner Holdings (as well as each of its subsidiaries, including the Company) to ensure that the Management Directors are elected to the board and that certain provisions indemnifying the officers, directors and employees of Mariner Holdings and of the Company are maintained.

       Under the terms of the Stockholders' Agreement, Enron and its affiliates (which include, without limitation, ECT and JEDI) are specifically permitted to compete with Mariner Holdings and the Company, and neither Enron nor any of its affiliates has any obligation to bring any business opportunity to Mariner Holdings or the Company. Similarly, Mariner Holdings and the Company may compete with Enron and its affiliates and do not have any obligation to bring any business opportunity to Enron or any affiliate of Enron, including, without limitation, ECT and JEDI. See "-- Enron".

       The Stockholders' Agreement requires that any transfer or issuance of shares of Mariner Holdings stock be made in compliance with applicable securities laws. Subject to those laws, JEDI may transfer its shares of Mariner Holdings stock at any time. Also subject to those laws, after June 2001, a Management Stockholder may transfer shares, but before that time a Management Stockholder may not voluntarily transfer shares unless they are transferred to a family member or to another Management Stockholder, although a Management Stockholder may make a bona fide pledge or mortgage of shares. In addition, if any stockholder or group of stockholders of Mariner Holdings proposes to sell or exchange Mariner Holdings stock in one transaction or a series of related transactions that will result in any person who is not a "financial participant" (as defined below), together with that person's affiliates or members of a group, beneficially owning at least 30% of the outstanding Mariner Holdings stock, then the Management Stockholders will have a right (a "tagalong right") to participate in the transaction on the same terms as the stockholder or group of stockholders that is proposing the transaction. If the transaction will result in ownership by the acquiring persons of more than 30% but less than 50% of the outstanding Mariner Holdings stock, then each Management Stockholder is permitted to transfer or exchange a number of shares representing the Management Stockholder's proportion of all shares owned by, or acquirable pursuant to stock options of, the Management Stockholder, over the sum of all shares owned by all stockholders and all shares acquirable pursuant to all stock options; if, however, the proposed transaction will result in ownership by the acquiring persons of 50% or more of the outstanding Mariner Holdings stock, a Management Stockholder may sell or exchange all of his shares, unless JEDI, ECT or affiliates controlled by them remain as stockholders, in which case a Management Stockholder must retain a proportion of his shares equal to the number of shares retained by JEDI, ECT or affiliates controlled by them over the total number of shares of Mariner Holdings stock acquired by JEDI pursuant to the Stockholders' Agreement in May 1996. Management Stockholders electing to exercise their tagalong rights may exercise their stock options to do so, even if the options have not vested. A "financial participant" is an entity which has represented in writing that (i) as to any part of the entity's business engaged in or relating to the oil and gas industry, the entity is primarily engaged in investing in other entities and
(ii) the entity is not the operator of any oil or gas wells and does not have a significant oil and gas management team, including geologists and production engineers. The Management Stockholders' tagalong rights do not apply if the acquiring person is Mariner Holdings or ECT or any entity controlled by either of them or if Mariner Holdings has consummated an initial public offering.

       Under the terms of the Stockholders' Agreement, the stockholders of Mariner Holdings have the preemptive right to acquire additional securities proposed to be issued by Mariner Holdings to any other party, on the same terms proposed to be applicable to the other party. Each stockholder has the right to acquire a number of shares representing his or her proportionate interest in all of the outstanding shares of Mariner Holdings, but to the extent a stockholder does not exercise any preemptive rights, the remaining stockholders have the right to acquire the shares offered to the non-acquiring stockholder.

       The Stockholders' Agreement also provides for certain registration rights. First, at any time after the expiration of 90 days after Mariner Holdings has consummated an initial public offering, JEDI may request Mariner Holdings to register its stock under federal securities laws. If that request is made, the other stockholders of Mariner Holdings have the right to register their shares as well. Mariner Holdings is obligated to so register its stock on three occasions only and is not obligated to so register its stock if the board of directors determines that to do so would materially adversely affect a pending or proposed public offering, acquisition, merger, recapitalization, reorganization or similar transaction or negotiations with respect thereto. Second, if Mariner Holdings has not consummated an initial public offering by June 2001, then JEDI or an assignee of JEDI, if it owns at least 30% of the outstanding stock of Mariner Holdings, may request Mariner Holdings to register its stock under federal securities laws. If that request is made, the other stockholders of Mariner Holdings will have the right to register their shares as well. Mariner Holdings is obligated to so register its stock on one occasion only and is not obligated to so register its stock if its board of directors determines that to do so would materially adversely affect a pending or proposed public offering, acquisition, merger, recapitalization, reorganization or similar transaction or negotiations with respect thereto. Finally, if Mariner Holdings proposes to register its shares of stock under federal securities laws at any time (excluding registrations relating to employee benefit plans or certain business combinations), it will use its best efforts to permit its stockholders to include their shares in the registration if they so request.

       The Stockholders' Agreement provides for indemnification by Mariner Holdings of Messrs. Henderson, Clark, Strickler and Huber for any expenses they incur in an action based on their participation in the transactions described in the Stockholders' Agreement brought by or in the right of the Company's former parent, Hardy plc.

       The Stockholders' Agreement prohibits any transfer of Mariner Holdings stock or any issuance of Mariner Holdings stock unless the transferee or person to whom the stock is proposed to be issued has become a party to the Stockholders' Agreement. Amendments to the Stockholders' Agreement require the approval by the holders of two-thirds of the outstanding Mariner Holdings stock, the approval of each stockholder who owns at least 10% of the outstanding Mariner Holdings stock, a majority of the Management Directors and at least one Management Director who became a stockholder in June 1996. However, no amendment may impose any additional material obligation on any party to the Stockholders' Agreement without that party's written consent. The Stockholders' Agreement terminates on the earliest of the following events: (i) Mariner Holdings' bankruptcy or dissolution, (ii) the occurrence of an event that reduces the number of stockholders to one, (iii) the merger or consolidation of Mariner Holdings with another corporation if Mariner Holdings is not the surviving corporation and if the stockholders do not hold at least 50% of the outstanding voting stock of the surviving corporation, (iv) the sale of substantially all of the assets of Mariner Holdings or of the Company, (v) the acquisition by one person or group of affiliated persons not affiliated with ECT of more than two-thirds of the outstanding stock (unless the holders of at least 90% of the outstanding stock elect not to terminate the Stockholders' Agreement and the non-termination is approved by the Management Directors), (vi) the consummation of an initial public offering, (vii) the consummation of a business combination pursuant to which Mariner Holdings becomes a reporting company under federal securities laws and (viii) May 2006; however, the registration rights provided for in the Stockholders' Agreement will survive any termination as a result of the consummation of an initial public offering, and Mariner Holdings' obligations to reimburse the Management Stockholders for any tax liabilities resulting from paying for stock by assignments of overriding royalty interests (as discussed above) will survive any termination due to any of the above-described events.

ENRON

       Enron Corp. ("Enron") is the parent of ECT, and an affiliate of Enron and ECT is the general partner of JEDI. Accordingly, Enron may be deemed to control JEDI, Mariner Holdings and the Company. See "Ownership of Securities." In addition, five of the Company's directors are officers of Enron or affiliates of Enron: Mr. Derrick is Senior Vice President and General Counsel of Enron and holds other positions with affiliates of Enron; Messrs. Buy, Humphrey and Overdyke are Managing Directors of ECT; and Mr. Stabler is a Vice President of ECT.

       Enron and certain of its subsidiaries and other affiliates collectively participate in nearly all phases of the oil and natural gas industry and are, therefore, competitors of the Company. In addition, ECT and JEDI have provided, and may in the future provide, and ECT Securities Corp. has assisted, and may in the future assist, in arranging financing to non-affiliated participants in the oil and natural gas industry who are or may become competitors of the Company. Because of these various conflicting interests, ECT, the Company, JEDI and the Management Stockholders have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

       ECT Securities Corp. is an indirect subsidiary of Enron and, accordingly, is an affiliate of ECT, JEDI, Mariner Holdings and the Company. In connection with the Acquisition and the offering of the Company's senior subordinated debt securities, the Company and Mariner Holdings, in the aggregate, have paid ECT affiliates arrangement and financial services fees of approximately $2.9 million. In addition, pursuant to the JEDI Bridge Loan, Mariner Holdings has paid JEDI approximately $2.6 million in arrangement and facility fees. Of the net proceeds of the Note Offering, $42.0 million was used to pay a dividend to Mariner Holdings, which in turn used the dividend to repay the remaining balance of the JEDI Bridge Loan.

       JEDI, an affiliate of Enron, owns approximately 96% of the capital stock of Mariner Holdings. In May 1996, JEDI provided the JEDI Bridge Loan to Mariner Holdings. Mariner Holdings borrowed $92.0 million under the JEDI Bridge Loan, which has been repaid in full and terminated according to its terms in August 1996.

       Under the Revolving Credit Facility, the Company has covenanted that neither it nor Mariner Holdings nor any subsidiary of either will engage in any transaction with any of its affiliates (including Enron, ECT, JEDI and affiliates of such entities) providing for the rendering of services or sale of property unless such transaction is as favorable to such party as could be obtained in an arm's-length transaction with an unaffiliated party in accordance with prevailing industry customs and practices. The Revolving Credit Facility excludes from this covenant (i) any transaction permitted by the Stockholders' Agreement, (ii) any transaction permitted by the JEDI Bridge Loan, (iii) the grant of options to purchase or sales of equity securities to directors, officers, employees and consultants of the Company and Mariner Holdings and (iv) the assignment of any overriding royalty interest pursuant to an employee incentive compensation plan. See "The Transactions", "Management -- Overriding Royalty Interests" and "Description of Revolving Credit Facility".

       The Indenture, dated as of August 1, 1996, between the Company and United States Trust Company of New York (the "Indenture"), under which the Company's 10 1/2% Senior Subordinated Notes Due 2006 were issued, contains similar restrictions. Under the indenture, the Company has covenanted not to engage in any transaction with an affiliate unless the terms of that transaction are no less favorable to the Company than could be obtained in an arm's-length transaction with a nonaffiliate. Further, if such a transaction involves more than $1 million, it must be approved in writing by a majority of the Company's disinterested directors, and if such a transaction involves more than $5 million, it must be determined by a nationally recognized banking firm to be fair, from a financial standpoint, to the Company. However, this covenant is subject to several significant exceptions, including, among others,
(i) certain industry-related agreements made in the ordinary course of business where such agreements are approved by a majority of the Company's disinterested directors as being the most favorable of several bids or proposals, (ii) transactions under employment agreements or compensation plans entered into in the ordinary course of business and consistent with industry practice and (iii) transactions described in this Item 13.

       The Company expects that from time to time it will engage in various commercial transactions and have various commercial relationships with Enron and certain affiliates of Enron, such as holding and exploring, exploiting and developing joint working interests in particular prospects and properties, engaging in hydrocarbon price hedging arrangements and entering into other oil and gas related or financial transactions. For example, there are several prospects in which both an affiliate of Enron and the Company have working interests. Such interests were acquired in the ordinary course of business pursuant to bids, joint or otherwise. Any wells drilled will be subject to joint operating agreements relating to exploration and possible production and will be subject to customary business terms. Furthermore, the Company has entered into several agreements with Enron or affiliates of Enron for the purpose of hedging oil and natural gas prices on the Company's future production. The Company believes that its current agreements with Enron and its affiliates are, and anticipates that, but can provide no assurances that, any future agreements with Enron and its affiliates will be, on terms no less favorable to the Company than would be contained in an agreement with a third party.

       Pursuant to a Participation Agreement dated as of May 16, 1996 (the "Participation Agreement") by and between Hardy plc and Mariner Holdings, Hardy plc has an option to purchase participation rights in certain prospects generated by the Company until May 16, 1999. This option entitles Hardy plc to acquire up to 25% of any leasehold or working interest the Company holds in any exploitation prospect that (i) is located in the Gulf, (ii) the Company, in its reasonable judgment, plans to develop, (iii) the Company reasonably expects to exploit using a floating production facility or a subsea tieback system that will require estimated gross capital expenditures in excess of $150.0 million and (iv) is generated by the Company and is expected to be operated by the Company. The Company is required to provide notice to Hardy plc within ten days of acquiring an interest, or a contractual right to acquire an interest, in such a prospect. Hardy plc must exercise its option with respect to such prospect within ten days of receiving such notice from the Company. If Hardy plc exercises its participation right as to any prospect, it must pay the Company a ratable portion of the Company's costs and expenses in generating and acquiring the prospect, including a ratable portion of a $250,000 prospect fee. In addition to the interest in the prospect it acquires from the Company, Hardy plc would then have the right to copy any geological and geophysical data owned by the Company and pertaining to the prospect in which it is participating, unless the Company is restricted from doing so by another agreement.

JEDI BRIDGE LOAN

       In connection with the Acquisition and pursuant to the requirements of the Stockholders' Agreement, Mariner Holdings and JEDI entered into a Credit, Subordination and Further Assurances Agreement dated as of May 16, 1996, pursuant to which JEDI provided a loan commitment to Mariner Holdings for the JEDI Bridge Loan. Mariner Holdings borrowed $92.0 million pursuant to the JEDI Bridge Loan to partially fund the Acquisition. There is no outstanding balance under the JEDI Bridge Loan, and it has terminated according to its terms.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)    DOCUMENTS INCLUDED IN THIS REPORT:

       1.   FINANCIAL STATEMENTS and 2. FINANCIAL STATEMENT SCHEDULES

       These documents are listed in the Index to Financial Statements in Item 8 hereof.

       3.   EXHIBITS

       Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

       Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

       The Company undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by Company in furnishing any such exhibit.

       3.1(a) Amended and Restated Certificate of Incorporation of the Registrant, as amended.

       3.2(a)    Bylaws of Registrant, as amended.

       4.1(a) Indenture, dated as of August 1, 1996, between the Registrant and United States Trust Company of New York, as Trustee.

       4.2* First Amendment to Indenture, dated as of January 31, 1997, between the Registrant and United States Trust Company of New York, as Trustee.

       4.3(a) Credit Agreement, dated June 28, 1996, among the Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions listed on schedule 1 thereto, as amended by First Amendment to Credit Agreement, dated August 12, 1996, among the Registrant, NationsBank of Texas, N.A., as Agent, Toronto Dominion (Texas), Inc., as Co-agent, and the financial institutions listed on schedule 1 thereto.

       4.4(a) Note, dated August 12, 1996, in the principal amount of up to $45,000,000, made by the Registrant in favor of NationsBank of Texas, N.A.

       4.5(a) Note, dated August 12, 1996, in the principal amount of up to $45,000,000, made by the Registrant in favor of Toronto Dominion (Texas), Inc.

       4.6(a) Note, dated August 12, 1996, in the principal amount of up to $30,000,000, made by the Registrant in favor of The Bank of Nova Scotia.

       4.7(a) Note, dated 12, 1996, in the principal amount of up to $30,000.000, made by the Registrant in favor of ABN AMRO Bank, N.V., Houston Agency.

       4.8(a) Form of the Registrant's 10 1/2% Senior Subordinated Note Due 2006, Series B.

       10.1(a) Stock Purchase Agreement, effective as of April 1, 1996, among Hardy Oil & Gas plc, Hardy Holdings, Inc., Millennium Oil & Gas, Inc. (the Registrant) and Enron Capital & Trade Resources Corp.

       10.2(a) Participation Agreement, dated as of May 16, 1996, between Hardy Oil & Gas plc. and Mariner Holdings, Inc.

       10.3(c) Stockholders' Agreement, dated April 2, 1996, among Enron Capital & Trade Resources Corp., Mariner Holdings, Inc. (formerly Mystery Acquisition, Inc.), Joint Energy Development Investments Limited Partnership and the other stockholders of Mariner Holdings, Inc., as amended May 16, 1996, and as of May 31, 1996.

       10.4(a)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Robert E. Henderson.

       10.5(a)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Richard R. Clark.

       10.6(a)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Michael W. Strickler.

       10.7(a)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and James M. Fitzpatrick.

       10.8(a)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Gregory K. Harless.

       10.9(b)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and W. Hunt Hodge.

       10.10(a)+ Amended and Restated Employment Agreement, dated June 27,
                 1996, between the Registrant and Clinton D.  Smith.

       10.11(a)+ Amended and Restated Consulting Services Agreement, dated June
                 27, 1996, between the Registrant and David S. Huber.

       10.12(a)+ Mariner Holdings, Inc. 1996 Stock Option Plan.

       10.13(a)+ Form of Incentive Stock Option Agreement (pursuant to the
                 Mariner Holdings, Inc. 1996 Stock Option Plan).

       10.14(a) List of executive officers who are parties to an Incentive Stock Option Agreement.

       10.15(a)+ Form of Nonstatutory Stock Option Agreement (pursuant to the
                 Mariner Holdings, Inc. 1996 Stock Option Plan).

       10.16(a) List of executive officers who are parties to a Nonstatutory Stock Option Agreement.

       10.17(a)+ Nonstatutory Stock Option Agreement, dated June 27, 1996, between the Registrant and David S. Huber.

       10.18(a) Letter Agreement, dated September 26, 1996, between the Registrant and Gary M. Pedlar.

       10.19*+ Employment Agreement, dated as of December 2, 1996, between the Registrant and Frank A. Pici.

       23.1*     Consent of Ryder Scott Company.

       27.1*     Financial Data Schedule.

--------------------
(a) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed September 25, 1996.
(b) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed December 6, 1996.
(c) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed December 19, 1996.

(B)    REPORTS ON FORM 8-K:

       The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

                                    GLOSSARY

       The terms defined in this glossary are used throughout this annual report.

       Bbl. One stock tank barrel, or 42 U.S. Gallons liquid volume, used herein in reference to crude oil, condensate or other liquid hydrocarbons.

       Bcf.  One billion cubic feet of natural gas.

       Bcfe. One billion cubic feet of natural gas equivalent (see Mcfe for equivalency).

       "behind the pipe" Hydrocarbons in a potentially producing horizon penetrated by a well bore the production of which has been postponed pending the production of hydrocarbons from another formation penetrated by the well bore. These hydrocarbons are classified as proved but non-producing reserves.

       2-D. (Two-Dimensional Seismic) -- geophysical data that depicts the subsurface strata in two dimensions.

       3-D. (Three-Dimensional Seismic) -- geophysical data that depicts the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than can be achieved using 2-D seismic.

       "development well" A well drilled within the proved boundaries of an oil or natural gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

       "exploitation well" Ordinarily considered to be a development well drilled within a known reservoir. The Company uses the word to refer to deepwater wells which are drilled on offshore leaseholds held (usually under farmout agreements) where a previous exploratory well showing the existence of potentially productive reservoirs was drilled, but the reservoir was by-passed for development by the owner who drilled the exploratory well; thus the Company distinguishes its development wells on its own properties from such exploitation wells.

       "exploratory well" A well drilled in unproven or semi-proven territory for the purpose of ascertaining the presence underground of a commercial petroleum deposit and which can be contrasted with a "development well".

       "farm-in" A term used to describe the action taken by the person to whom a transfer of an interest in a leasehold in an oil and gas property is made pursuant to a farmout agreement.

       "farmout" The term used to describe the action taken by the person making a transfer of a leasehold interest in an oil and gas property pursuant to a farmout agreement.

       "farmout agreement" A common form of agreement between oil and gas operators pursuant to which an owner of an oil and gas leasehold interest who is not desirous of drilling at the time agrees to assign the leasehold interest, or some portion of it, to another operator who is desirous of drilling the tract. The assignor in such a transaction may retain some interest in the property such as an overriding royalty interest or a production payment and, typically, the assignee of the leasehold interest has an obligation to drill one or more wells on the assigned acreage as a prerequisite to completion of the transfer to it.

       "finding and development cost" Generally, the cost of finding and developing commercial oil and gas including all costs involved in acquiring acreage, seismic survey costs and the cost of drilling, completion and other development activities.

       "generate" Generally refers to the creation of an exploration or exploitation idea after evaluation of seismic and other available data.

       "infill well" A well drilled between known producing wells to better exploit the reservoir.

       "lease operating expenses" The expenses of lifting oil or gas from a producing formation to the surface, and the transportation and marketing thereof, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, ad valorem taxes and other expenses incidental to production, but not including lease acquisition, drilling or completion expenses or other "finding costs".

       Mbbls.  One thousand barrels of crude oil or other liquid hydrocarbons.

       Mcf.  One thousand cubic feet of natural gas.

       Mcfe. One thousand cubic feet of natural gas equivalent (converting one barrel of oil to six Mcf of natural gas based on commonly accepted rough equivalency of energy content).

       MMBTU.  One million British thermal units.

       Mmcf.  One million cubic feet of natural gas.

       Mmcfe. One million cubic feet of natural gas equivalent (see Mcfe for equivalency).

       NYMEX.  New York Mercantile Exchange.

       "payout" Generally refers to the recovery by the incurring party to an agreement of its costs of drilling, completing, equipping and operating a well before another party's participation in the benefits of the well commences or is increased to a new level.

       "present value of estimated future net revenues" An estimate of the present value of the estimated future net revenues from proved oil and gas reserves at a date indicated after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of federal income taxes. The estimated future net revenues are discounted at an annual rate of 10%, in accordance with Securities and Exchange Commission practice, to determine their "present value". The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates of future net revenues are made using oil and natural gas prices and operating costs at the date indicated and held constant for the life of the reserves.

       "producing well" or "productive well" A well that is producing oil or natural gas or that is capable of production without further capital expenditure.

       "proved developed reserves" Proved developed reserves are those quantities of crude oil, natural gas and natural gas liquids that, upon analysis of geological and engineering data, are expected with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions. This classification includes: (a) proved developed producing reserves, which are those expected to be recovered from currently producing zones under continuation of present operating methods; and (b) proved developed non-producing reserves, which consist of (I) reserves from wells that have been completed and tested but are not yet producing due to lack of market or minor completion problems that are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well.

       "proved reserves" The estimated quantities of crude oil, natural gas and other hydrocarbon liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

       "proved undeveloped reserves" Proved reserves that may be expected to be recovered from existing wells that will require a relatively major expenditure to develop or from undrilled acreage adjacent to productive units that are reasonably certain of production when drilled.

       "royalty interest" An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage for the proceeds of the sale thereof, but generally

                                   SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 1997

       Mariner Energy, Inc.



       by: /s/ Robert E. Henderson
           -----------------------
           Robert E. Henderson,
           Chairman of the Board, President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title                                                     Date
--------------------------------------------------------------------------------------------------------------------------
/s/ Robert E. Henderson                            Chairman of the Board, President and                     March 27, 1997
-----------------------------------                   Chief Executive Officer
Robert E. Henderson                                   (Principal Executive Officer)


/s/ Frank A. Pici                                  Vice President of Finance and                            March 27, 1997
-----------------------------------                   Chief Financial Officer
Frank A. Pici                                         (Principal Financial Officer and
                                                      Principal Accounting Officer)


/s/ Richard R. Clark                               Senior Vice President of Production                      March 27, 1997
-----------------------------------                    and Director
Richard R. Clark

/s/ Michael W. Strickler                           Senior Vice President of Exploration                     March 27, 1997
-----------------------------------                    and Director
Michael W. Strickler

/s/ Richard B. Buy                                 Director                                                 March 27, 1997
-----------------------------------
Richard B. Buy

/s/ James V. Derrick, Jr.                          Director                                                 March 27, 1997
-----------------------------------
James V. Derrick, Jr.

/s/ Gene E. Humphrey.                              Director                                                 March 27, 1997
-----------------------------------
Gene E. Humphrey

/s/ Jere C. Overdyke, Jr.                          Director                                                 March 27, 1997
-----------------------------------
Jere C. Overdyke, Jr.

/s/ Frank Stabler                                  Director                                                 March 27, 1997
-----------------------------------
Frank Stabler

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
          TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
           REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


       No annual report covering the Registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to the Company's security holders.

                               INDEX TO EXHIBITS

       Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

       Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

       The Company undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by Company in furnishing any such exhibit.

       EXHIBIT
       NUMBER                          DESCRIPTION
       ------                          -----------

       3.1(a) Amended and Restated Certificate of Incorporation of the Registrant, as amended.

       3.2(a)    Bylaws of Registrant, as amended.

       4.1(a) Indenture, dated as of August 1, 1996, between the Registrant and United States Trust Company of New York, as Trustee.

       4.2* First Amendment to Indenture, dated as of January 31, 1997, between the Registrant and United States Trust Company of New York, as Trustee.

       4.3(a) Credit Agreement, dated June 28, 1996, among the Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions listed on schedule 1 thereto, as amended by First Amendment to Credit Agreement, dated August 12, 1996, among the Registrant, NationsBank of Texas, N.A., as Agent, Toronto Dominion (Texas), Inc., as Co-agent, and the financial institutions listed on schedule 1 thereto.

       4.4(a) Note, dated August 12, 1996, in the principal amount of up to $45,000,000, made by the Registrant in favor of NationsBank of Texas, N.A.

       4.5(a) Note, dated August 12, 1996, in the principal amount of up to $45,000,000, made by the Registrant in favor of Toronto Dominion (Texas), Inc.

       4.6(a) Note, dated August 12, 1996, in the principal amount of up to $30,000,000, made by the Registrant in favor of The Bank of Nova Scotia.

       4.7(a) Note, dated 12, 1996, in the principal amount of up to $30,000.000, made by the Registrant in favor of ABN AMRO Bank, N.V., Houston Agency.

       4.8(a) Form of the Registrant's 10 1/2% Senior Subordinated Note Due 2006, Series B.

       10.1(a) Stock Purchase Agreement, effective as of April 1, 1996, among Hardy Oil & Gas plc, Hardy Holdings, Inc., Millennium Oil & Gas, Inc. (the Registrant) and Enron Capital & Trade Resources Corp.

       10.2(a) Participation Agreement, dated as of May 16, 1996, between Hardy Oil & Gas plc. and Mariner Holdings, Inc.

       EXHIBIT
       NUMBER                          DESCRIPTION
       ------                          -----------

       10.3(c) Stockholders' Agreement, dated April 2, 1996, among Enron Capital & Trade Resources Corp., Mariner Holdings, Inc. (formerly Mystery Acquisition, Inc.), Joint Energy Development Investments Limited Partnership and the other stockholders of Mariner Holdings, Inc., as amended May 16, 1996, and as of May 31, 1996.

       10.4(a)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Robert E. Henderson.

       10.5(a)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Richard R. Clark.

       10.6(a)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Michael W. Strickler.

       10.7(a)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and James M. Fitzpatrick.

       10.8(a)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Gregory K. Harless.

       10.9(b)+ Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and W. Hunt Hodge.

       10.10(a)+ Amended and Restated Employment Agreement, dated June 27,
                 1996, between the Registrant and Clinton D.  Smith.

       10.11(a)+ Amended and Restated Consulting Services Agreement, dated June
                 27, 1996, between the Registrant and David S. Huber.

       10.12(a)+ Mariner Holdings, Inc. 1996 Stock Option Plan.

       10.13(a)+ Form of Incentive Stock Option Agreement (pursuant to the
                 Mariner Holdings, Inc. 1996 Stock Option Plan).

       10.14(a) List of executive officers who are parties to an Incentive Stock Option Agreement.

       10.15(a)+ Form of Nonstatutory Stock Option Agreement (pursuant to the
                 Mariner Holdings, Inc. 1996 Stock Option Plan).

       10.16(a) List of executive officers who are parties to a Nonstatutory Stock Option Agreement.

       10.17(a)+ Nonstatutory Stock Option Agreement, dated June 27, 1996, between the Registrant and David S. Huber.

       10.18(a) Letter Agreement, dated September 26, 1996, between the Registrant and Gary M. Pedlar.

       10.19*+ Employment Agreement, dated as of December 2, 1996, between the Registrant and Frank A. Pici.

       23.1*     Consent of Ryder Scott Company.

       27.1*     Financial Data Schedule.

--------------------
(a) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed September 25, 1996.
(b) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed December 6, 1996.
(c) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed December 19, 1996.