Form 10-Q
period 1997-03-31
MARINER ENERGY INC
filed 1997-05-15
CIK 1022345

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                        COMMISSION FILE NUMBER 333-12707


                              MARINER ENERGY, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                               86-0460233
  (State or other jurisdiction of                  I.R.S. Employer
  incorporation or organization)                Identification Number)


                      580 WESTLAKE PARK BLVD., SUITE 1300
                             HOUSTON, TEXAS  77079
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


        As of May 13, 1997, there were 1,000 shares of the registrant's common stock outstanding.



--------------------------------------------------------------------------------

                              MARINER ENERGY, INC.
                                   FORM 10-Q
                                 MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                                                                     Page
-------------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION


Item 1.  Balance Sheets at March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

         Statements of Operations for the three months ended March 31, 1997 (Mariner Energy, Inc.)
             and the three months ended March 31, 1996 (Predecessor Company)  . . . . . . . . . . . . . . . . . . . .   2

         Statements of Cash Flows for the three months ended March 31, 1997 (Mariner Energy, Inc.)
             and the three months ended March 31, 1996 (Predecessor Company)  . . . . . . . . . . . . . . . . . . . .   3

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

         Independent Certified Public Accountants' Report on Review of Interim Financial Information  . . . . . . . .   5


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . .   6


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART I, ITEM 1.                MARINER ENERGY, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           March 31,                    December 31,
                                                             1997                          1996
                                                          ------------               ----------------
                                                          (Unaudited)
                           ASSETS
                           ------
CURRENT ASSETS:
Cash and cash equivalents                                     $  8,470                        $10,819
    Receivables                                                  9,992                         13,571
    Prepaid expenses and other                                     183                            418
                                                              --------                     ----------
             Total current assets                               18,645                         24,808
                                                              --------                       --------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, at full cost:
             Proved                                            180,716                        169,728
             Unproved, not subject to amortization              20,237                         21,310
                                                              --------                      ---------
                   Total                                       200,953                        191,038
    Other property and equipment                                 1,924                          1,671
    Accumulated depletion, depreciation and amort.             (60,345)                       (24,600)
                                                              --------                      ---------
             Total property and equipment,  net                142,532                        168,109
                                                              --------                      ---------

OTHER ASSETS, NET OF AMORTIZATION                                3,746                          3,832
                                                              --------                      ---------

TOTAL ASSETS                                                  $164,923                      $ 196,749
                                                              ========                      =========

             LIABILITIES AND STOCKHOLDER'S EQUITY
             ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                            $4,061                         $2,930
    Accrued liabilities                                          9,116                         12,288
    Accrued interest                                             1,750                          3,996
                                                              --------                      ---------
Total current liabilities                                       14,927                         19,214
                                                              --------                      ---------
ACCRUAL FOR FUTURE ABANDONMENT COSTS                             1,039                            957
LONG-TERM DEBT:
Subordinated notes                                              99,535                         99,525
    Revolving Credit Facility                                        -                              -
                                                              --------                       --------
             Total long-term debt                               99,535                         99,525
                                                              --------                       --------

STOCKHOLDER'S EQUITY:
Common stock, $1 par value; 1,000 shares authorized,
                 issued and outstanding                              1                              1
    Additional paid-in-capital                                  95,744                         95,744
    Accumulated deficit                                        (46,323)                       (18,692)
                                                              --------                       --------
             Total stockholder's equity                         49,422                         77,053
                                                              --------                       --------

TOTAL LIABILITIES and STOCKHOLDER'S EQUITY                    $164,923                       $196,749
                                                              ========                       ========





   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                Predecessor
                                                                                                  Company
                                                                   Three Months                 Three Months
                                                                      Ended                        Ended
                                                                    March 31,                    March 31,
                                                                      1997                          1996
                                                                   ------------                 ------------
         REVENUES:

            Oil sales                                                  $2,948                      $3,644
            Gas sales                                                  10,735                      10,134
                                                                     --------                      ------
                   Total revenues                                      13,683                      13,778
                                                                     --------                      ------
         COSTS AND EXPENSES:

            Lease operating expenses                                    2,479                       2,872
            Depreciation, depletion and amortization                    7,229                       6,309

            Impairment of oil and gas properties                       28,514                           -
            General and administrative expenses                           538                         712
                                                                     --------                      ------
                   Total costs and expenses                            38,760                       9,893
                                                                     --------                      ------
         OPERATING INCOME (LOSS)                                      (25,077)                      3,885

         INTEREST:
            Related party income                                            -                       2,110

            Other income                                                   84                          57
            Related party expense                                           -                        (381)

            Other expense                                              (2,639)                     (3,010)
                                                                     --------                      ------
         INCOME (LOSS) BEFORE INCOME TAXES                            (27,632)                      2,661

         PROVISION FOR INCOME TAXES                                         -                           -
                                                                     --------                      ------
         NET INCOME (LOSS)                                           $(27,632)                     $2,661
                                                                     ========                      ======





   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                       Predecessor
                                                                                                        Company
                                                                                                     --------------
                                                                               Three Months           Three Months
                                                                                   Ended                 Ended
                                                                                 March 31,             March 31,
                                                                                    1997                  1996
                                                                             -----------------       --------------
    OPERATING ACTIVITIES:
        Net income (loss)                                                         $ (27,632)             $   2,661
        Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:

                 Depreciation, depletion and amortization                             7,438                  6,437
                 Impairment of oil and gas properties                                28,514                      -
        Changes in operating assets and liabilities:
                 Receivables                                                          3,579                 (1,873)
                 Affiliates receivable                                                    -                 (2,109)

                 Other current assets                                                   235                   (307)
                 Accounts payable and accrued liabilities                            (4,287)                   832
                 Payables to affiliates                                                   -                    (11)
                                                                                  ---------              ---------
                       Net cash provided by operating activities                      7,847                  5,630
                                                                                  ---------              ---------
    INVESTING ACTIVITIES:

        Additions to oil and gas properties                                          (9,915)                (7,495)
        Additions to other property and equipment                                      (253)                  (153)
        Issuance of long-term receivable to affiliates                                    -                 (1,000)
        Repayment of long-term receivable from affiliates                                 -                  3,000
                                                                                  ---------              ---------
                       Net cash used in investing activities                        (10,168)                (5,648)
                                                                                  ---------              ---------
    FINANCING ACTIVITIES:
        Principal payments on revolving credit facility                                   -                      -
        Payments of debt issue costs                                                    (28)                     -
        Proceeds from revolving credit facility                                           -                      -
                                                                                  ---------              ---------
                       Net cash provided by financing activities                        (28)                     -
                                                                                  ---------              ---------
    INCREASE (DECREASE) IN CASH AND CASH EQUIV.                                      (2,349)                   (18)
    CASH AND CASH EQUIV. AT BEGINNING OF PERIOD                                      10,819                  5,456
                                                                                  ---------              ---------
    CASH AND CASH  EQUIV. AT END OF PERIOD                                        $   8,470              $   5,438
                                                                                  =========              =========




   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

    The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K for the year ended December 31, 1996.

    For the three months ended March 31, 1996, Hardy Oil & Gas USA Inc. (the "Predecessor Company"), was a wholly owned subsidiary of Hardy Holdings, Inc., which is a wholly owned subsidiary of Hardy Oil & Gas plc, a public company incorporated in the United Kingdom. Pursuant to a stock purchase agreement dated April 1, 1996, Joint Energy Development Investments Limited Partnership, which is an affiliate of Enron Capital & Trade Resources Corp., purchased from Hardy Holdings Inc. all of the issued and outstanding stock of the Predecessor Company for a purchase price of approximately $185.5 million effective April 1, 1996 for financial accounting purposes. As a result of the sale of Hardy Oil &Gas USA Inc.'s common stock, the Predecessor Company changed its name to Mariner Energy, Inc.

2.  Oil and Gas Properties

    Under the full cost method of accounting for oil and gas properties, the net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues, discounted at 10%, from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties. As a result of this limitation and reduced product prices in March 1997, a non-cash full cost ceiling test impairment charge of $28.5 million was recorded in the quarter ended March 31, 1997.
Price increases subsequent to March 31, 1997 were sufficient to avoid the impairment charge, but, given the unpredictable volatility of future prices, the Company elected to record the charge in order to conservatively state the book value of its assets.

3.  Revolving Credit Facility

    Following the annual borrowing base redetermination review, effective April 10, 1997, the borrowing base under the revolving credit facility with NationsBank of Texas, N.A. as agent for a group of lenders was increased from $50 million to $58 million.

4.  Hedging Program

    The Company has, from time to time, entered into crude oil and natural gas price swaps or other similar hedging transactions to reduce its exposure to price reductions. In the first quarter of 1997, the Company hedged a portion of its crude oil and natural gas production, the results of which were included in oil and gas revenues. At March 31, 1997, the Company had two outstanding natural gas hedging contracts, one of which had notional volumes of 25,000 Mmbtu per day at $2.61 per Mmbtu for April 1997 and the other with notional volumes of 40,000 Mmbtu per day at $2.17 per Mmbtu for the months of August through October 1997. On April 23, 1997, Mariner entered into a gas swap for the period of May through July 1997 for 35,500 Mmbtu per day at a price of $2.13 per Mmbtu for May and $2.16 per Mmbtu for June and July.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


We have reviewed the accompanying financial statements of Mariner Energy, Inc., formerly Hardy Oil & Gas USA Inc. (the "Predecessor Company"), as listed in the Table of Contents in Item 1. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996, and the related statements of operations, stockholder's equity, and cash flows for the nine months ended December 31, 1996 (not presented herein), and the three months ended March 31, 1996; and, in our report dated March 7, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
May 13, 1997

PART I, ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS.

    The following review of operations for the three month periods ended March 31, 1997 and 1996 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis included in the Company's Form 10-K for the year ended December 31, 1996.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

RESULTS OF OPERATIONS

The following table sets forth certain information regarding results of operations for the periods shown:

                                                                                         Three Months Ended March 31
                                                                                 --------------------------------------------
                                                                                 Mariner Energy     Predecessor(a)
                                                                                           1997              1996    % Change
                                                                                 --------------     --------------   --------
                Total revenue, $MM                                                 $13.7              $13.8              -1%

                EBITDA, $MM (b)                                                     10.7               10.2               5%
                Impairment of oil & gas properties (c)                              28.5                  -              (d)

                Net  income (loss), $MM                                            (27.6)               2.7              (d)

                Production:
                     Oil and condensate (Mbbls)                                      164                200             -18%
                     Natural Gas (Mmcf)                                            4,165              5,107             -18%
                     Natural Gas Equivalents (Mmcfe)                               5,149              6,307             -18%

                Average sales prices post-hedging:
                     Oil and condensate ($/Bbl)                                   $17.97             $18.22              -1%

                     Natural Gas ($/Mcf)                                            2.58               1.99              30%
                     Natural Gas Equivalents ($/Mcfe)                               2.66               2.20              21%

                Cash Margin (e) per Mcfe:
                     Revenue (pre-hedge)                                           $3.17              $2.57              23%
                     Hedging impact                                                (0.51)             (0.37)             38%
                     Lease operating expenses                                      (0.48)             (0.46)              4%
                     Gross G&A costs                                               (0.27)             (0.33)            -18%
                                                                                   ------            -------

                         Cash Margin                                               $1.91             $ 1.41              35%
                                                                                   ======            ======

                Capital Expenditures, $MM:
                    Exploration                                                    $  5.1             $  4.9              4%
                    Development & other                                               5.1                2.6             96%
                                                                                     ----              -----
                        Total                                                       $10.2            $   7.5             36%
                                                                                    =====            =======

(a) - "Predecessor" refers to Mariner Energy, Inc. (formerly named "Hardy Oil & Gas USA Inc.") prior to the effective date of its acquisition by Mariner Holdings, Inc. effective April 1, 1996.
(b) - EBITDA equals earnings before interest, income taxes, depletion, depreciation, amortization and impairment of oil and gas property.
(c) - See Note 2 to Financial Statements in Item 1. of this report on Form 10-Q for further explanation of the ceiling test impairment charge.
(d) - No percentage change was presented since amounts are not comparable due to differences in cost bases between Mariner and Predecessor Company.
(e) - Cash margin measures the net cash generated by a company's operations during a given period, without regard to the period such cash is actually physically received or spent by the company. Cash margin should be used as supplement to, and not as a substitute for, net earnings and net cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company's results of operations and liquidity.

RESULTS OF OPERATIONS

    NOTE: Where revenue and expense items discussed below would have been affected in a pro forma presentation of the acquisition by Mariner Holdings of the stock of the Company (formerly "Hardy Oil & Gas USA, Inc."), the pro forma impact on that item is discussed.

    NET PRODUCTION decreased 18% to 5.1 Bcfe for the first quarter of 1997 from
6.3 Bcfe for the first quarter of 1996. The decrease was due to the sale of non-core Permian Basin wells in April 1996 and by natural production decline on other properties.

    OIL AND GAS REVENUES for the first quarter 1997 decreased $0.1 million, or 1%, compared with the same quarter of 1996. The decrease was the result of the decreased production discussed above, offset almost entirely by a 21% increase in realized oil and gas prices (on an equivalent mcf basis) between the two quarters, net of hedging. Hedging activities for the first quarter 1997 reduced the average realized sales price received per Mcfe by $0.51 and revenues by $2.6 million. In the first quarter of 1996, hedging activities decreased the average realized sales price received by $0.37 per mcfe and revenues by $2.3 million. During the first quarter of 1997, approximately 79% of the Company's equivalent production was subject to hedge positions, compared with approximately 41% for the first quarter of 1996.

    LEASE OPERATING EXPENSES decreased 14% to $2.5 million for the first quarter 1997, from $2.9 million for the first quarter 1996, due primarily to the sale of the non-core Permian Basin wells in April 1996 and the reduced production volumes.

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) increased 15% to $7.2 million for the first quarter of 1997, from $6.3 million for the first quarter of 1996, as a result of a 40% increase in the unit-of-production depreciation, depletion and amortization rate to $1.40 per Mcfe from $1.00 per Mcfe, which was partially offset by the 18% reduction in equivalent volumes
produced.   On a pro forma basis, DD&A for the first quarter of 1996 would have been the same amount as the first quarter of 1997. This was a result of net production being 18% lower in the first quarter of 1997, offset by a 23% increase in the DD&A rate from $1.14 per mcfe to $1.40 per mcfe. The pro forma rate increase was caused by increased capital expenditures during the time period between April 1, 1996 and March 31, 1997, with relatively less proved reserve additions during the same time period.

    IMPAIRMENT OF OIL AND GAS PROPERTIES amounting to $28.5 million was recorded in the first quarter of 1997 for the non-cash full cost ceiling test
impairment using prices in effect at March 31, 1997.   Price increases
subsequent to March 31, 1997 were sufficient to avoid the impairment charge, but, given the unpredictable volatility of future prices, the Company elected to record the charge in order to conservatively state the book value of its assets. No impairment charge was necessary at March 31, 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, decreased 26% to $0.5 million for the first quarter 1997, from $0.7 million for the first quarter 1996, due primarily to higher overhead recovery due to the commencement of a new drilling program in the first quarter 1997.

    INTEREST EXPENSE decreased 22% to $2.6 million for the first quarter of 1997, from $3.4 million for the first quarter of 1996, due primarily to the 40% decrease in average outstanding debt to $100.0 million, from $165.5 million, which was partially offset by a 29% increase in the average interest rate paid on outstanding debt to 10.5%, from 8.16%. Interest income also decreased 96% to $0.1 million for the first quarter of 1997, from $2.2 million for the first quarter of 1996, due primarily to the collection of receivables from affiliates as part of the acquisition by Mariner Holdings of the stock of the Company. On a pro forma basis, interest expense would have decreased by $0.8 million from the historical first quarter 1996 amount, due to replacing average outstanding debt of $165.5 million at 8.16% average interest with outstanding debt of $100.0 million at 10.50% interest. Interest income would have decreased by $2.1 million, due to the elimination of interest income related to intercompany notes receivable that were repaid in connection with the acquisition.

    INCOME (LOSS) BEFORE INCOME TAXES decreased to a loss of $27.6 million for the first quarter of 1997, from $2.7 million income for the same period in 1996, primarily as a result of the factors described above. On a pro forma basis, the historical first quarter 1996 income would have been $0.5 million, after adjustments to interest income and expense and recording additional DD&A expense.


LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

    As of March 31, 1997, the Company had cash and cash equivalents of approximately $8.5 million and working capital of approximately $3.7 million. During the first quarter of 1997, the Company's primary source of cash was from operations. The primary use of cash for the same period was for exploration and production capital expenditures.

    The Company had a net cash outflow of $2.3 million for the first quarter of 1997, which was made up primarily of net cash inflow from operations of $7.8 million, offset by capital expenditures of $10.2 million.

    Net cash provided by operating activities increased by $2.2 million to $7.8 million in the first quarter of 1997 from the corresponding quarter of 1996, primarily due to higher natural gas prices and reduced operating and administrative costs, which was partially offset by lower production volumes.

    Cash flows used in investing activities in the first quarter of 1997 increased $4.6 million to $10.2 million due to a $2.5 million increase in capital expenditures. The first quarter 1996 included a $2.0 million net collection of a long-term receivable from an affiliate of the Predecessor.

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

                                                                           Quarter Ended March 31
                                                                         --------------------------
                                                                            1997              1996
                                                                          ---------          -------
Increase (decrease) in natural gas sales (in thousands)................    $ (2,019)         $(2,347)
Increase (decrease) in oil sales (in thousands)........................      (  614)               -
Effect of hedging transactions on average gas sales price
      (per Mcf)........................................................       (0.48)           (0.46)
Effect of hedging transactions on average oil sales price
      (per Bbl)........................................................       (3.74)               -

    The following table sets forth the Company's open hedging contracts for natural gas and the weighted average prices hedged under various swap agreements as of March 31, 1997.

                                                      Hedge Quantity               Fixed Price
                                                            Mmbtu                    $/Mmbtu
                                                     -----------------             -----------
                     April 1997  . . . . . . .             750,000                    $2.61
                     August 1997 . . . . . . .           1,240,000                     2.17

                     September 1997  . . . . .           1,200,000                     2.17
                     October 1997  . . . . . .           1,240,000                     2.17

    On April 23, 1997, Mariner entered into a gas swap for the period of May through July 1997, as shown in the following table, for 35,500 Mmbtu per day at a fixed price of $2.175 per Mmbtu for May and $2.205 per Mmbtu for June and July.

                                                     Hedge Quantity               Fixed Price
                                                           Mmbtu                    $/Mmbtu
                                                    -----------------             -----------
                    May 1997  . . . . . . . .           1,100,500                   $2.13
                    June 1997 . . . . . . . .              994,000                    2.16
                    July 1997 . . . . . . . .           1,100,500                     2.16


    Total capital expenditures were $10.2 million for the 1997 first quarter. The Company's capital expenditure budget for 1997 is approximately $67 million, and the Company expects to spend the full budget for its exploration and development programs during 1997. The Company expects to fund these programs through cash flow from operations and periodic borrowing under its presently undrawn revolving credit facility, under which the available borrowing base was increased from $50 million to $58 million effective April 10, 1997. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions including drilling rig availability, future acquisitions and availability of capital. Though the 1997 capital budget does not include any acquisitions, the Company expects to selectively pursue acquisition opportunities for proved reserves where it believes significant operating improvement or exploration potential exists.

    The Company expects to fund its activities for the remainder of 1997 through a combination of cash flow from operations and the use of its revolving credit facility to borrow funds required from time to time to supplement internal cash flows. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with available borrowings under the revolving credit facility and cash provided by operating activities, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. However, there can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, depending on the levels of its cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), the Company may need to refinance a portion of the principal amount of its senior subordinated debt at or prior to maturity. However, there can be no assurance that the Company would be able to obtain financing to complete a refinancing.

PART II.     OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS

        None


    ITEM 2.  CHANGES IN SECURITIES

        None


    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


    ITEM 5.  OTHER INFORMATION

        None


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed herewith.

             27.1 Financial Data Schedule

        (b) The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MARINER ENERGY, INC.



Date: May 13, 1997
                                         /s/ Frank A. Pici
                                         ---------------------------------
                                         Frank A. Pici
                                         Vice President of Finance and
                                               Chief Financial Officer

                                         (Principal Financial Officer and
                                         Officer Duly Authorized to Sign
                                         on Behalf of the Registrant)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
 27           Financial Data Schedule
