Form 10-Q
period 1997-06-30
MARINER ENERGY INC
filed 1997-08-13
CIK 1022345

================================================================================





                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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


                                 (281) 584-5500
                        (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements* for the past 90 days. Yes   X   No
                                               -----    -----

     *Although the registrant has no class of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934 (the "Exchange Act"), the registrant is required pursuant to Section 314(a)(1) of the Trust Indenture Act of 1939, and is contractually obligated to holders of certain debt, to file with the Commission such of the supplementary and periodic information, documents, and reports which may be required pursuant to Section 13 of the Exchange Act in respect of a security listed and registered on a national securities exchange.

     As of August 13, 1997, there were 1,000 shares of the registrant's common stock outstanding.


===============================================================================

                              MARINER ENERGY, INC.
                                   FORM 10-Q
                                 JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                                                              Page
------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheets at June 30, 1997 and December 31, 1996.................................................  1

         Statements of Operations for the six months ended June 30, 1997, for the three months ended
             June 30, 1997 and June 30, 1996 (Mariner Energy, Inc.) and the three months ended
             March 31, 1996 (Predecessor Company)............................................................... 2

         Statements of Cash Flows for the six months ended June 30, 1997, for the three months ended
             June 30, 1996 (Mariner Energy, Inc.) and the three months ended March 31, 1996
             (Predecessor Company).............................................................................. 3

         Notes to Financial Statements.......................................................................... 4

         Independent Certified Public Accountants' Report on Review of Interim Financial Information............ 5


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................. 6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................................ 11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................... 12

Item 2.  Changes in Securities................................................................................. 12

Item 3.  Defaults Upon Senior Securities....................................................................... 12

Item 4.  Submission of Matters to a Vote of Security Holders................................................... 12

Item 5. Other Information.....................................................................................  12

Item 6.  Exhibits and Reports on Form 8-K...................................................................... 12


SIGNATURE ..................................................................................................... 13

PART I, ITEM 1.                MARINER ENERGY, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              June 30,     December 31,
                                                                1997           1996
                                                             ---------      ---------
                                                            (Unaudited)
                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $  12,416      $  10,819
    Receivables                                                 12,212         13,571
    Prepaid expenses and other                                     949            418
                                                             ---------      ---------

              Total current assets                              25,577         24,808
                                                             ---------      ---------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, at full cost:
              Proved                                           191,686        169,728
              Unproved, not subject to amortization             19,051         21,310
                                                             ---------      ---------
                    Total                                      210,737        191,038
    Other property and equipment                                 2,013          1,671
    Accumulated depreciation, depletion and amortization       (66,957)       (24,600)
                                                             ---------      ---------
              Total property and equipment, net                145,793        168,109
                                                             ---------      ---------

OTHER ASSETS, NET OF AMORTIZATION                                3,634          3,832
                                                             ---------      ---------

TOTAL ASSETS                                                 $ 175,004      $ 196,749
                                                             =========      =========

              LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                                         $   7,020      $   2,930
    Accrued liabilities                                         10,454         12,288
    Accrued interest                                             4,388          3,996
                                                             ---------      ---------
              Total current liabilities                         21,862         19,214
                                                             ---------      ---------

ACCRUAL FOR FUTURE ABANDONMENT COSTS                             1,169            957

LONG-TERM DEBT:
    Subordinated notes                                          99,546         99,525
    Revolving Credit Facility                                       --             --
                                                             ---------      ---------
              Total long-term debt                              99,546         99,525
                                                             ---------      ---------

STOCKHOLDER'S EQUITY:
    Common stock, $1 par value; 1,000 shares authorized,
        issued and outstanding                                       1              1
    Additional paid-in-capital                                  95,744         95,744
    Accumulated deficit                                        (43,318)       (18,692)
                                                             ---------      ---------
              Total stockholder's equity                        52,427         77,053
                                                             ---------      ---------

TOTAL LIABILITIES and STOCKHOLDER'S EQUITY                   $ 175,004      $ 196,749
                                                             =========      =========

              The accompanying notes are an integral part of these
                             financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        Predecessor
                                                                                          Company
                                                                                          --------
                                                               Three          Three        Three
                                                Six Months     Months         Months       Months
                                                  Ended        Ended          Ended        Ended
                                                 June 30,     June 30,       June 30,     March 31,
                                                  1997          1997          1996          1996
                                                --------      --------      --------      --------
REVENUES:
   Oil sales                                    $  8,070      $  5,122      $  3,505      $  3,644
   Gas sales                                      21,254        10,519        12,444        10,134
                                                --------      --------      --------      --------
          Total revenues                          29,324        15,641        15,949        13,778
                                                --------      --------      --------      --------
COSTS AND EXPENSES:
   Lease operating expenses                        5,156         2,677         2,629         2,872
   Depreciation, depletion and amortization       13,881         6,652         8,409         6,309
   Impairment of oil and gas properties           28,514            --        22,500            --
   General and administrative expenses             1,369           831           734           712
                                                --------      --------      --------      --------
          Total costs and expenses                48,920        10,160        34,272         9,893
                                                --------      --------      --------      --------
OPERATING INCOME (LOSS)                          (19,596)        5,481       (18,323)        3,885
INTEREST:
   Related party income                               --            --            --         2,110
   Other income                                      248           164           146            57
   Related party expense                              --            --            --          (381)
   Other expense                                  (5,278)       (2,639)       (2,681)       (3,010)
   Write-off bridge loan fees                         --            --        (1,011)           --

                                                --------      --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                (24,626)        3,006       (21,869)        2,661
PROVISION FOR INCOME TAXES                            --            --            --            --
                                                --------      --------      --------      --------
NET INCOME (LOSS)                               $(24,626)     $  3,006      $(21,869)     $  2,661
                                                ========      ========      ========      ========



              The accompanying notes are an integral part of these
                             financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               Predecessor
                                                                                                 Company
                                                                                                 -------
                                                                   Six Months    Three Months Three Months
                                                                      Ended         Ended        Ended
                                                                     June 30,      June 30,     March 31,
                                                                      1997          1996          1996
                                                                    --------      ---------      -------
OPERATING ACTIVITIES:
    Net income (loss)                                               $(24,626)     $ (21,869)     $ 2,661
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
              Depreciation, depletion and amortization                14,303          9,607        6,437
              Impairment of oil and gas properties                    28,514         22,500           --
              Imputed interest                                            --          1,322           --
    Changes in operating assets and liabilities:
                Receivables                                            1,359          1,342       (1,873)
                Receivable from affiliates                                --             --       (2,109)
                Other current assets                                    (531)          (656)        (307)
                Other assets                                              --           (185)          --
                Accounts payable and accrued liabilities               2,647          1,733          832
                Payables to affiliates                                    --             --          (11)
                                                                    --------      ---------      -------
                      Net cash provided by operating activities       21,666         13,794        5,630
                                                                    --------      ---------      -------
INVESTING ACTIVITIES:
    Purchase of Predecessor Company, net of cash
           purchased of $5,438                                            --       (184,742)          --
    Additions to oil and gas properties                              (19,698)       (10,701)      (7,495)
    Additions to other property and equipment                           (342)          (239)        (153)
    Proceeds from sale of oil and gas properties                          --          7,524           --
    Issuance of long-term receivable to affiliates                        --             --       (1,000)
    Repayment of long-term receivable from affiliates                     --             --        3,000
                                                                    --------      ---------      -------
                      Net cash used in investing activities          (20,040)      (188,158)      (5,648)
                                                                    --------      ---------      -------
FINANCING ACTIVITIES:
    Principal payments of long-term debt                                  --        (50,000)          --
    Payments of debt issue costs                                         (29)            --           --
    Proceeds from long-term debt                                          --         92,000           --

    Proceeds from revolving credit facility                               --         50,000           --
    Additional capital contributed by Parent
           (Mariner Holdings, Inc.)                                       --         92,150           --
    Sale of common stock                                                  --            610           --
                                                                    --------      ---------      -------
                      Net cash provided by financing activities          (29)       184,760           --
                                                                    --------      ---------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIV                             1,597         10,396          (18)
CASH AND CASH EQUIV. AT BEGINNING OF PERIOD                           10,819             --        5,456
                                                                    --------      ---------      -------
CASH AND CASH  EQUIV. AT END OF PERIOD                              $ 12,416      $  10,396      $ 5,438
                                                                    ========      =========      =======


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

    For the three months ended March 31, 1996, Hardy Oil & Gas USA Inc. (the "Predecessor Company"), was a wholly owned subsidiary of Hardy Holdings, Inc., which is a wholly owned subsidiary of Hardy Oil & Gas plc, a public company incorporated in the United Kingdom. In an acquisition effective April 1, 1996, Mariner Holdings, Inc. acquired all the capital stock of the Company from Hardy Holdings Inc. as part of a management-led buyout financed by Joint Energy Development Investments Limited Partnership, an affiliate of Enron Capital & Trade Resources Corp. The aggregate purchase price was approximately $185.5 million, including $14.5 million for net working capital. As a result of the sale of Hardy Oil & Gas USA Inc.'s common stock, the Predecessor Company changed its name to Mariner Energy, Inc.

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

4.  Hedging Program

    The Company has entered into crude oil and natural gas price swaps or other similar hedging transactions to reduce its exposure to price reductions. In the first six months of 1997, the Company hedged 66% of its crude oil and natural gas production, the results of which were included in oil and gas revenues. At June 30, 1997, the Company had two outstanding natural gas hedging contracts, one with notional volumes of 35,500 Mmbtu per day at $2.16 per Mmbtu for July 1997 and the other with notional volumes of 40,000 Mmbtu per day at $2.17 per Mmbtu for the months of August through October 1997.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996, and the related statements of operations, stockholder's equity, and cash flows for the nine months ended December 31, 1996 (not presented herein), and the three months ended March 31, 1996 (stockholder's equity not presented herein); and, in our report dated March 7, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
August 13, 1997

PART I, ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.

    The following review of operations for the six month periods ended June 30, 1997 and 1996 and the three month periods ended June 30, 1997 and 1996 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

The following table sets forth certain information regarding results of operations for the periods shown:


                                               Three Months Ended              Six Months Ended
                                          ----------------------------  --------------------------------
                                          June 30, 1997  June 30, 1996  June 30, 1997   June 30, 1996(a)
                                          -------------  -------------  -------------   ----------------
Total revenue, $MM                         $      15.7    $      15.9    $       29.3    $       29.7

EBITDA, $MM (b)                                   12.1           12.6            22.8            22.8

Impairment of oil & gas properties (c)              --           22.5            28.5            22.5

Net  income (loss), $MM                            3.0          (21.9)          (24.6)          (19.2)(a)

Production:
     Oil and condensate (Mbbls)                    271            179             435             379
     Natural gas (Mmcf)                          4,370          5,071           8,535          10,178
     Natural gas equivalents (Mmcfe)             5,996          6,145          11,145          12,452

Average sales prices post-hedging:
     Oil and condensate ($/Bbl)            $      18.93   $      19.62   $       18.57   $       18.88
     Natural gas ($/Mcf)                           2.41           2.45            2.49            2.22
     Natural gas equivalents ($/Mcfe)              2.61           2.60            2.63            2.39

Cash Margin (d) per Mcfe:
     Revenue (pre-hedge)                   $       2.52   $       2.63   $        2.82   $        2.59
     Hedging impact                                0.09          (0.03)          (0.19)          (0.20)
     Lease operating expenses                     (0.45)         (0.43)          (0.46)          (0.44)
     Gross G&A costs                              (0.34)         (0.27)          (0.30)          (0.30)
                                           -----------    -----------    ------------    ------------
         Cash Margin                       $       1.82   $       1.90   $        1.87   $        1.65
                                           ===========    ===========    ============    ============

Capital Expenditures, $MM:
    Exploration                            $       7.0    $       8.8    $       12.1    $       13.6
    Development & other                            2.9            2.1             7.9             5.0
                                           -----------    -----------    ------------    ------------
        Total                              $       9.9    $      10.9    $       20.0    $       18.6
                                           ===========    ===========    ============    ============


(a) - Includes first quarter 1996 results of Predecessor to Mariner Energy, Inc. (formerly named "Hardy Oil & Gas USA Inc.") prior to the effective date of its acquisition by Mariner Holdings, Inc. on April 1, 1996. Note that net income (loss) amounts for the six months ended June 30, 1997 and 1996 are not comparable due to differences in cost basis between Mariner and the Predecessor Company. None of the other data in the table is impacted by the acquisition of Hardy Oil & Gas USA Inc. by Mariner Holdings, Inc.
(b) - EBITDA equals earnings before interest, income taxes, depletion, depreciation, amortization and impairment of oil and gas property.
(c) - See Note 2 to Financial Statements in Item 1. of this report on Form 10-Q for further explanation of the ceiling test impairment charge.
(d) Cash margin measures the net cash generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company. Cash margin should be used as a supplement to, and not as a substitute for, net earnings and net cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company's results of operations and liquidity.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 1997

    NET PRODUCTION decreased 2% to 6.0 Bcfe for the second quarter of 1997 from
6.1 Bcfe for the second quarter of 1996. While production from onshore properties rose 62% to 3.0 Bcfe for the second quarter of 1997 due to the Sandy Lake plant expansion from 1.9 Bcfe for the same period in 1996, the overall decrease was due to the natural production decline on offshore properties.

    OIL AND GAS REVENUES for the second quarter of 1997 decreased $0.3 million, or 2%, compared with the same quarter of 1996. The decrease was the result of the decreased production discussed above, offset almost entirely by an increase in realized oil and gas prices (on an equivalent Mcf basis) between the two quarters, net of hedging. Hedging activities for the second quarter of 1997 increased the average realized sales price received per Mcfe by $0.09 and revenues by $0.6 million. In the second quarter of 1996, hedging activities decreased the average realized sales price received by $0.03 per Mcfe and revenues by $0.2 million. During the second quarter of 1997, approximately 54% of the Company's equivalent production was subject to hedge positions, compared with approximately 30% for the same quarter in 1996.

    LEASE OPERATING EXPENSES increased 4% to $2.7 million for the second quarter of 1997, from $2.6 million for the second quarter of 1996, due primarily to the increased production at the Sandy Lake processing facility.

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) decreased 20% to $6.7 million for the second quarter of 1997, from $8.4 million for the second quarter of 1996, as a result of a 19% decrease in the unit-of-production depreciation, depletion and amortization rate to $1.11 per Mcfe from $1.37 per Mcfe and the 2% reduction in equivalent volumes produced. The lower rate for the second quarter of 1997 was primarily due to the $28.5 million non-cash full cost ceiling test impairment recorded at the end of the first quarter of 1997.

    IMPAIRMENT OF OIL AND GAS PROPERTIES amounting to $22.5 million was recorded in the second quarter of 1996 for the non-cash full cost ceiling test writedown relating to Mariner Holdings' acquisition of the Company. No equivalent impairment was recorded during the second quarter of 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 14% to $0.8 million for the second quarter of 1997, from $0.7 million for the second quarter of 1996, due primarily to higher employment levels in 1997.

    INTEREST EXPENSE decreased 4% to $2.6 million for the second quarter of 1997, from $2.7 million for the second quarter of 1996. During the second quarter of 1996, $1.0 million of bridge loan fees were written off as a result of refinancing the JEDI Bridge Loan with the Revolving Credit Facility.

    INCOME (LOSS) BEFORE INCOME TAXES rose to income of $3.0 million for the second quarter of 1997, from a $21.9 million loss for the same period in 1996, as a result of the factors described above.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

    NOTE: Where revenue and expense items discussed below would have been affected in a pro forma presentation of the acquisition by Mariner Holdings of the stock of the Company (formerly "Hardy Oil & Gas USA, Inc."), the pro forma impact on that item is discussed.

    NET PRODUCTION decreased 10% to 11.1 Bcfe for the six months ended June 30, 1997 from 12.4 Bcfe for the six months ended July 30, 1996. The decrease was due to the sale of non-core Permian Basin wells in April 1996 and by natural production decline on offshore properties.

    OIL AND GAS REVENUES for the six months ended June 30, 1997 decreased $0.4 million, or 1%, compared with the same period in 1996. The decrease was the result of the decreased production discussed above, offset almost entirely by a 10% increase in realized oil and gas prices (on an equivalent Mcf basis) between the two periods, net of hedging. Hedging activities for the six months ended June 30, 1997 reduced the average realized sales price received per Mcfe by $0.19 and revenues by $2.1 million. In the first six months of 1996, hedging activities decreased the average realized sales price received by $0.20 per Mcfe and revenues by $2.5 million. During the first six months of 1997, approximately 66% of the Company's equivalent production was subject to hedge positions, compared with approximately 38% for the first six months of 1996.

    LEASE OPERATING EXPENSES decreased 5% to $5.2 million for the first six months of 1997, from $5.5 million for the first six months of 1996, due primarily to the sale of the non-core Permian Basin wells in April 1996 and the reduced production volumes.

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) decreased 5% to $13.9 million for the six months ended June 30, 1997, from $14.7 million for the same period in 1996, as a result of a 10% reduction in equivalent volumes produced, which is partially offset by a 5% increase in the unit-of-production depreciation, depletion and amortization rate to $1.24 per Mcfe from $1.18 per Mcfe. On a pro forma basis, DD&A for the first six months of 1997 would have decreased $1.7 million from $15.6 million in 1996. This was a result of net production being 10% lower in the first six months of 1997, and a 1% decrease in the DD&A rate from $1.25 per Mcfe to $1.24 per Mcfe. The pro forma rate decrease was caused by the March 31, 1997 impairment of oil and gas properties, offset by increased capital expenditures during the period between July 1, 1996 and June 30, 1997, with relatively less proved reserve additions during the same time period.

    IMPAIRMENT OF OIL AND GAS PROPERTIES amounting to $28.5 million was recorded in the first quarter of 1997 for the non-cash full cost ceiling test impairment using prices in effect at March 31, 1997. Price increases subsequent to March 31, 1997 were sufficient to avoid the impairment charge, but, given the unpredictable volatility of future prices, the Company elected to record the charge in order to conservatively state the book value of its assets. During the second quarter of 1996, a $22.5 million impairment of oil and gas properties was recorded in conjunction with the full cost ceiling writedown relating to Mariner Holdings' acquisition of the Company. On a pro forma basis, the impairment recorded in 1996 would not have been required.

    GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, remained constant at $1.4 million for the six months ended June 30, 1997 and 1996. Higher employment costs in the second quarter of 1997 offset higher overhead reimbursements in the first quarter of 1997.

    INTEREST EXPENSE decreased 13% to $5.3 million for the first six months of 1997, from $6.1 million for the first six months of 1996, due primarily to the 22% decrease in average outstanding debt to $100.0 million, from $128.5 million, which was partially offset by a 13% increase in the average interest rate paid on outstanding debt to 10.5%, from 9.32%. During the first six months of 1996, the Company wrote off $1.0 million of loan fees related to the JEDI Bridge Loan as a result of refinancing a portion of the amount with the Revolving Credit Facility. Interest income also decreased 91% to $0.2 million for the first six months of 1997, from $2.3 million for the first six months of 1996, due primarily to the collection of receivables from affiliates as part of the acquisition by Mariner Holdings of the stock of the Company. On a pro forma basis, interest expense would have increased by $0.1 million from the historical first quarter of 1996 amount. Interest income would have decreased by $2.1 million, due to the elimination of interest income related to intercompany notes receivable that were repaid in connection with the acquisition.

    INCOME (LOSS) BEFORE INCOME TAXES decreased to a loss of $24.6 million for the six months ended June 30, 1997, from a $19.2 million loss for the same period in 1996, as a result of the factors described above. On a pro forma basis, the income for the historical first six months of 1996 would have been $2.2 million, after the elimination of the full cost ceiling writedown and adjustments to interest income and expense and recording additional DD&A expense.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

    At June 30, 1997, the Company had cash and cash equivalents of approximately $12.4 million and working capital of approximately $3.7 million. During the first six months of 1997, the Company's primary source of cash was from operations. The primary use of cash for the same period was for capital expenditures associated with exploration and development.

    The Company had a net cash inflow of $1.6 million for the first six months of 1997, which was made up primarily of net cash inflow from operations of $21.6 million, offset by capital expenditures of $20.0 million.

    Net cash provided by operating activities increased by $2.2 million to $21.6 million in the first six months of 1997 from the corresponding period of 1996, primarily due to higher natural gas and oil prices and reduced operating and administrative costs, which was partially offset by lower production volumes.

    Cash flows used in investing activities in the first six months of 1997 decreased $173.8 million to $20.0 million due primarily to the second quarter 1996 purchase of the Predecessor Company for $184.7 million, which was partially reduced by the $7.5 million sale of non-core Permian Basin wells in the same quarter. The first quarter of 1996 included a $2.0 million net collection of a long-term receivable from an affiliate of the Predecessor Company. Capital expenditures increased $1.4 million to $20.0 million for the first six months of 1997 from the same period in 1996.

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

                                                                Six Months Ended June 30
                                                                ------------------------
                                                                 1997              1996
                                                                ------           -------
Increase (decrease) in natural gas sales (in thousands) ....  $  (1,465)     $  (2,411)
Increase (decrease) in oil sales (in thousands) ............       (614)          (113)
Effect of hedging transactions on average gas sales price
     (per Mcf) .............................................      (0.17)         (0.24)
Effect of hedging transactions on average oil sales price
     (per Bbl) .............................................      (1.41)         (0.30)

    The following table sets forth the Company's open hedging contracts for natural gas and the weighted average prices hedged under various swap agreements as of June 30, 1997.


                                      --------------                   -----------
                                      Hedge Quantity                   Fixed Price
                                           Mmbtu                         $/Mmbtu
                                      --------------                   -----------
July 1997.....................          1,100,500                        $2.16
August 1997...................          1,240,000                         2.17
September 1997................          1,200,000                         2.17
October 1997..................          1,240,000                         2.17

    Total capital expenditures were $20.0 million for the first six months of 1997 of which $12.1 million was spent on exploration and $7.9 million on development activities. The Company's capital expenditure budget for 1997 is approximately $67 million. While delays have been encountered due to the tightness in rig availability, the Company expects to approach the budgeted level due to an active Deepwater Gulf drilling program over the last four months of the year. The Company expects to fund these programs through cash flow from operations and periodic borrowing under its presently undrawn Revolving Credit Facility, under which the available borrowing base was increased from $50 million to $58 million effective April 10, 1997. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions including drilling rig availability, future acquisitions and availability of capital. Though the 1997 capital budget does not include any acquisitions, the Company expects to selectively pursue acquisition opportunities for proved reserves where it believes significant operating improvement or exploration potential exists.

    The Company expects to fund its activities for the remainder of 1997 through a combination of cash flow from operations and the use of its Revolving Credit Facility. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with available borrowings under the Revolving Credit Facility and cash provided by operating activities, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. However, there can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, depending on the levels of its cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), the Company may need to refinance a portion of the principal amount of its senior subordinated debt at or prior to maturity. However, there can be no assurance that the Company would be able to obtain financing to complete a refinancing.

PART I, ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable

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

                   27.1  Financial Data Schedule

        (b) The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MARINER ENERGY, INC.



Date: August 13, 1997                         /s/ Frank A. Pici
                                              ---------------------------------
                                               Frank A. Pici
                                               Vice President of Finance and
                                                      Chief Financial Officer

                                               (Principal Financial Officer and
                                               Officer Duly Authorized to Sign
                                               on Behalf of the Registrant)

                               INDEX TO EXHIBITS




Exhibit
Number             Description
-------            -----------
 27.1              Financial Data Schedule