Form 10-Q
period 1997-09-30
MARINER ENERGY INC
filed 1997-11-14
CIK 1022345

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                        COMMISSION FILE NUMBER 333-12707


                              MARINER ENERGY, INC.
             (Exact name of registrant as specified in its charter)



        DELAWARE                                          86-0460233
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)


                       580 WESTLAKE PARK BLVD., SUITE 1300
                              HOUSTON, TEXAS 77079
           (Address of principal executive offices including Zip Code)


                                 (281) 584-5500
                         (Registrant's telephone number)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements* for the past 90 days. Yes  X   No
                                              -----    ------

     *Although the registrant has no class of securities registered pursuant to
     Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant is required pursuant to Section 314(a)(1) of the Trust Indenture Act of 1939, and is contractually obligated to holders of certain debt, to file with the Commission such of the supplementary and periodic information, documents, and reports which may be required pursuant to
     Section 13 of the Exchange Act in respect of a security listed and registered on a national securities exchange.

     As of November 13, 1997, there were 1,000 shares of the registrant's common stock outstanding.
--------------------------------------------------------------------------------

                              MARINER ENERGY, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                                        Page
------------------------------------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheets at September 30, 1997 and December 31, 1996.....................................   1

         Statements of Operations for the three months ended September 30, 1997 and September 30, 1996, for the nine months ended September 30,
             1997, the six months ended September 30, 1996 (Mariner Energy,
             Inc.) and the three months ended March 31, 1996 (Predecessor
             Company....................................................................................   2

         Statements of Cash Flows for the nine months ended September 30, 1997, for the six months ended September 30, 1996 (Mariner Energy, Inc.)
             and the three months ended March 31, 1996 (Predecessor Company)............................   3

         Notes to Financial Statements..................................................................   4

         Independent Certified Public Accountants' Report on Review of Interim Financial Information....   5


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........   6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................  11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................  12

Item 2.  Changes in Securities..........................................................................  12

Item 3.  Defaults Upon Senior Securities................................................................  12

Item 4.  Submission of Matters to a Vote of Security Holders............................................  12


Item 5. Other Information...............................................................................  12

Item 6.  Exhibits and Reports on Form 8-K...............................................................  12


SIGNATURE...............................................................................................  13



PART I, ITEM 1.           MARINER ENERGY, INC.
                            BALANCE SHEETS
                            (IN THOUSANDS)







                                                                             September 30,    December 31,
                                                                                 1997            1996
                                                                             -------------    ------------
                                                                              (Unaudited)
                            ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                                $       4,395    $     10,819
    Receivables                                                                     14,886          13,571
    Prepaid expenses and other                                                         674             418
                                                                             -------------    ------------
              Total current assets                                                  19,955          24,808
                                                                             -------------    ------------
PROPERTY AND EQUIPMENT:
    Oil and gas properties, at full cost:
              Proved                                                               201,632         169,728
              Unproved, not subject to amortization                                 29,664          21,310
                                                                             -------------    ------------
                    Total                                                          231,296         191,038
Other property and equipment                                                         2,159           1,671
    Accumulated depreciation, depletion and amortization                           (75,476)        (24,600)
                                                                             -------------    ------------
              Total property and equipment, net                                    157,979         168,109
                                                                             -------------    ------------

OTHER ASSETS, NET OF AMORTIZATION                                                    3,651           3,832
                                                                             -------------    ------------

TOTAL ASSETS                                                                 $     181,585    $    196,749
                                                                             =============    ============
                            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                         $       6,643    $      2,930
    Accrued liabilities                                                             15,617          12,288
    Accrued interest                                                                 1,758           3,996
                                                                             -------------    ------------
            Total current liabilities                                               24,018          19,214
                                                                             -------------    ------------
ACCRUAL FOR FUTURE ABANDONMENT COSTS                                                 1,300             957

LONG-TERM DEBT:
    Subordinated notes                                                              99,562          99,525
    Revolving Credit Facility                                                        2,500              --
                                                                             -------------    ------------
            Total long-term debt                                                   102,062          99,525
                                                                             -------------    ------------

STOCKHOLDER'S EQUITY:
    Common stock, $1 par value; 1,000 shares authorized,
            issued and outstanding                                                       1               1
Additional paid-in-capital                                                          95,914          95,744
Accumulated deficit                                                                (41,710)        (18,692)
                                                                             -------------    ------------
            Total stockholder's equity                                              54,205          77,053
                                                                             -------------    ------------

TOTAL LIABILITIES and STOCKHOLDER'S EQUITY                                   $     181,585    $    196,749
                                                                             =============    ============



      The accompanying notes are an integral part of these financial statements.

                                               MARINER ENERGY, INC.
                                       STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  (IN THOUSANDS)



                                                                                                                 Predecessor
                                                                                                                   Company
                                                                                                               ----------------
                                   Three Months       Three Months       Nine Months         Six Months         Three Months
                                       Ended             Ended              Ended               Ended               Ended
                                   September 30,     September 30,      September 30,       September 30,         March 31,
                                       1997              1996               1997                1996                1996
                                   ---------------   ---------------    ---------------    ----------------    ----------------
REVENUES:
   Oil sales                       $  4,904          $  3,334           $   12,974          $    6,839           $   3,644
   Gas sales                         11,391            13,468               32,645              25,912              10,134
                                   --------          --------           ----------          ----------           ---------
          Total revenues             16,295            16,802               45,619              32,751              13,778
                                   --------          --------           ----------          ----------           ---------
COSTS AND EXPENSES:
   Lease operating expenses           2,762             2,582                7,918               5,211               2,872
   Depreciation, depletion and
     amortization                     8,555             9,265               22,436              17,674               6,309
   Impairment of oil and gas
     properties                           -                 -               28,514              22,500                   -
   General and administrative
     expenses                           883               803                2,252               1,537                 712
                                   --------          --------           ----------          ----------           ---------
          Total costs and expenses   12,200            12,650               61,120              46,922               9,893
                                   --------          --------           ----------          ----------           ---------
OPERATING INCOME (LOSS)               4,095             4,152              (15,501)            (14,171)              3,885
INTEREST:
   Related party income                   -                 -                    -                   -               2,110
   Other income                         107               164                  355                 310                  57
   Related party expense                  -                 -                    -                   -                (381)
   Other expense                     (2,596)           (2,421)              (7,874)             (5,102)             (3,010)
   Write-off bridge loan fees             -            (1,381)                   -              (2,392)                  -
                                   --------          --------           ----------          ----------           ---------
INCOME (LOSS) BEFORE INCOME TAXES     1,606               514              (23,020)            (21,355)              2,661
PROVISION FOR INCOME TAXES                -                 -                    -                   -                   -
                                   --------          --------           ----------          ----------           ---------
NET INCOME (LOSS)                  $  1,606          $    514           $  (23,020)         $  (21,355)          $   2,661
                                   ========          ========           ==========          ==========           =========









   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                                 Predecessor
                                                                                                                   Company
                                                                                                                 -----------
                                                                             Nine           Six Months           Three Months
                                                                         Months Ended          Ended                Ended
                                                                         September 30,      September 30,          March 31,
                                                                             1997               1996                 1996
                                                                         -------------      -------------        ------------
OPERATING ACTIVITIES:
    Net income (loss)                                                    $     (23,020)     $     (21,355)       $      2,661
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
            Depreciation, depletion and amortization                            23,083             20,441               6,437
            Impairment of oil and gas properties                                28,514             22,500                  --
            Imputed interest                                                        --              1,322                  --
    Changes in operating assets and liabilities:
            Receivables                                                         (1,315)             4,386              (1,873)
            Receivable from affiliates                                              --                 --              (2,109)
            Other current assets                                                  (256)              (620)               (307)
            Other assets                                                          (125)                --                  --
            Accounts payable and accrued liabilities                             4,804              5,392                 832
            Payables to affiliates                                                  --                 --                 (11)
                                                                         -------------      --------------       ------------
                      Net cash provided by operating activities                 31,685             32,066               5,630
                                                                         -------------      --------------       ------------
INVESTING ACTIVITIES:
    Purchase of Predecessor Company, net of cash
       purchased of $5,438                                                          --           (184,742)                 --
    Additions to oil and gas properties                                        (40,257)           (27,955)             (7,495)
    Additions to other property and equipment                                     (488)              (619)               (153)
    Proceeds from sale of oil and gas properties                                    --              7,528                  --
    Issuance of long-term receivable to affiliates                                  --                 --              (1,000)
    Repayment of long-term receivable from affiliates                               --                 --               3,000
                                                                         -------------      --------------       ------------
                      Net cash used in investing activities                    (40,745)          (205,788)             (5,648)
                                                                         -------------      --------------       ------------
FINANCING ACTIVITIES:
    Principal payments on long-term debt                                            --            (92,000)                 --
    Principal payments on revolving credit facility                                 --            (50,000)                 --
    Payments of debt issue costs                                                   (34)            (3,715)                 --
    Proceeds from subordinated notes                                                --             99,506                  --

    Proceeds from long-term debt                                                    --             92,000                  --
    Proceeds from revolving credit facility                                      2,500             50,000                  --
    Additional capital contributed by Parent
           (Mariner Holdings, Inc.)                                                 --             92,150                  --
    Sale of common stock                                                           170                610                  --
                                                                         -------------      --------------       ------------
                      Net cash provided by financing activities                  2,636            188,551                  --
                                                                         -------------      --------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIV.                                     (6,424)            14,829                 (18)
CASH AND CASH EQUIV. AT BEGINNING OF PERIOD                                     10,819                 --               5,456
                                                                         -------------      --------------       ------------
CASH AND CASH  EQUIV. AT END OF PERIOD                                   $      $4,395      $      14,829        $      5,438
                                                                         =============      ==============       ============

   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

    The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K for the year ended December 31, 1996.

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

3.  Revolving Credit Facility

    Following the semi-annual borrowing base redetermination review, effective November 5, 1997, the borrowing base under the revolving credit facility (the "Revolving Credit Facility") with NationsBank of Texas, N.A. as agent for a group of lenders remained unchanged at $58 million.

4.  Hedging Program

    The Company has entered into crude oil and natural gas price swaps or other similar hedging transactions to reduce its exposure to price reductions. In the first nine months of 1997, the Company hedged 62% of its crude oil and natural gas production, the results of which were included in oil and gas revenues. At September 30, 1997, the Company had three outstanding natural gas hedging contracts, one with notional volumes of 40,000 Mmbtu per day at $2.17 per Mmbtu for October 1997, one with notional volumes of 22,500 Mmbtu per day at $2.33 per Mmbtu for November 1997, and another with notional volumes of 19,500 Mmbtu per day at $2.84 per Mmbtu for November 1997.

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


Houston, Texas
November 11, 1997

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following review of operations for the nine month periods ended September 30, 1997 and 1996 and the three month periods ended September 30, 1997 and 1996 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 27, 1997.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from the Company's expectations. Factors that could influence these results include, but are not limited to, oil and gas price volatility, results of future drilling, availability of drilling rigs, and future production and costs.

RESULTS OF OPERATIONS


The following table sets forth certain information regarding results of operations for the periods shown:






                                                     Three Months Ended                          Nine Months Ended
                                           ----------------------------------------   ----------------------------------------
                                              September 30,        September 30,        September 30,        September 30,
                                                  1997                 1996                 1997               1996 (a)
                                           --------------------  ------------------   ------------------  --------------------

Total revenue, $MM                                  $     16.3          $     16.8           $     45.6             $    46.5

EBITDA, $MM (b)                                           12.7                13.4                 35.4                  36.2

Impairment of oil & gas properties (c)                      --                  --                 28.5                  22.5

Net  income (loss), $MM                                    1.6                 0.5                (23.0)                (18.7)(a)

Production:
     Oil and condensate (Mbbls)                            266                 191                  701                   570
     Natural gas (Mmcf)                                  4,702               5,477               13,237                15,655
     Natural gas equivalents (Mmcfe)                     6,298               6,623               17,443                19,075

Average sales prices post-hedging:
     Oil and condensate ($/Bbl)                     $    18.38          $    17.37           $    18.50             $   18.38
     Natural gas ($/Mcf)                                  2.42                2.46                 2.47                  2.30
     Natural gas equivalents ($/Mcfe)                     2.59                2.53                 2.61                  2.44

Cash Margin (d) per Mcfe:
     Revenue (pre-hedge)                            $     2.64          $     2.60           $     2.75             $    2.60
     Hedging impact                                      (0.05)              (0.07)               (0.14)                (0.16)
     Lease operating expenses                            (0.44)              (0.39)               (0.45)                (0.42)
     Gross G&A costs                                     (0.32)              (0.27)               (0.31)                (0.29)
                                                    ----------          ----------           ----------             ---------
         Cash Margin                                $     1.83          $     1.87           $     1.85             $    1.73
                                                    ==========          ==========           ==========             =========

Capital Expenditures, $MM:
    Exploration                                     $     13.0          $     16.1           $     25.1             $    30.0
    Development & other                                    7.7                 1.5                 15.6                   6.0
                                                    ----------          ----------           ----------             ---------
        Total                                       $     20.7          $     17.6           $     40.7             $    36.0
                                                    ==========          ==========           ==========             =========

(a) - Includes first quarter 1996 results of Predecessor to Mariner Energy, Inc. (formerly named "Hardy Oil & Gas USA Inc.") prior to the effective date of its acquisition by Mariner Holdings, Inc. on April 1, 1996. Note that net income
(loss) amounts for the nine months ended September 30, 1997 and 1996 are not comparable due to differences in cost basis between Mariner and the Predecessor Company. None of the other data in the table is impacted by the acquisition of Hardy Oil & Gas USA Inc. by Mariner Holdings, Inc.
(b) - EBITDA equals earnings before interest, income taxes, depreciation, depletion, amortization and impairment of oil and gas properties.
(c) - See Note 2 to Financial Statements in Item 1. of this report on Form 10-Q for further explanation of the ceiling test impairment charges.
(d) - Cash margin measures the net cash generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company. Cash margin should be used as a supplement to, and not as a substitute for, net earnings and net cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company's results of operations and liquidity.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 1997


         NET PRODUCTION decreased 5% to 6.3 Bcfe for the third quarter of 1997 from 6.6 Bcfe for the third quarter of 1996. While production from onshore properties rose 43% to 3.0 Bcfe for the third quarter of 1997 due to the Sandy Lake plant expansion from 2.1 Bcfe for the same period in 1996, the overall decrease was due to the natural production decline on offshore properties.

         OIL AND GAS REVENUES decreased 3% to $16.3 million for the third quarter of 1997 from $16.8 million for the third quarter of 1996. The decrease was the result of lower production discussed above, offset partially by an increase in realized oil and gas prices (on an equivalent Mcf basis) between the two quarters, net of hedging. Hedging activities for the third quarter of 1997 decreased the average realized sales price received per Mcfe by $0.05 and revenues by $0.3 million. In the third quarter of 1996, hedging activities decreased the average realized sales price received by $0.07 per Mcfe and revenues by $0.5 million. During the third quarter of 1997, approximately 56% of the Company's equivalent production was subject to hedge positions, compared with approximately 89% for the same quarter in 1996.

         LEASE OPERATING EXPENSES increased 8% to $2.8 million for the third quarter of 1997, from $2.6 million for the third quarter of 1996, due primarily to the increased production at the Sandy Lake processing facility.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) decreased 8% to $8.6 million for the third quarter of 1997, from $9.3 million for the third quarter of 1996, as a result of a 3% decrease in the unit-of-production depreciation, depletion and amortization rate to $1.36 per Mcfe from $1.40 per Mcfe and the 5% reduction in equivalent volumes produced. The lower rate for the third quarter of 1997 was primarily due to the $28.5 million non-cash full cost ceiling test impairment recorded at the end of the first quarter of 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 13% to $0.9 million for the third quarter of 1997, from $0.8 million for the third quarter of 1996, due primarily to higher employment levels in 1997.

         INTEREST EXPENSE increased 8% to $2.6 million for the third quarter of 1997, from $2.4 million for the third quarter of 1996, due to higher average interest rates and higher average debt. During the third quarter of 1996, the Company wrote off $1.4 million of bridge loan fees related to debt incurred in connection with the Company's management-led buyout in the second quarter of 1996.

         INCOME (LOSS) BEFORE INCOME TAXES rose 220% to $1.6 million for the third quarter of 1997 from $0.5 million for the same period in 1996, primarily as a result of the write-off of bridge loan fees in the third quarter of 1996.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         NOTE: Where revenue and expense items discussed below would have been affected in a pro forma presentation of the acquisition by Mariner Holdings of the stock of the Company (formerly "Hardy Oil & Gas USA, Inc."), the pro forma impact on that item is discussed.

         NET PRODUCTION decreased 9% to 17.4 Bcfe for the nine months ended September 30, 1997 from 19.1 Bcfe for the nine months ended September 30, 1996. The decrease was due to the sale of non-core

Permian Basin wells in April 1996 and by natural production decline on offshore properties, offset in part by increased production from the Sandy Lake field.

         OIL AND GAS REVENUES decreased 2% to $45.6 million for the nine months ended September 30, 1997 from $46.5 million for the same period in 1996. The decrease was the result of lower production discussed above, offset almost entirely by a 7% increase in realized oil and gas prices (on an equivalent Mcf basis) between the two periods, net of hedging. Hedging activities for the nine months ended September 30, 1997 reduced the average realized sales price received per Mcfe by $0.14 and revenues by $2.4 million. In the first nine months of 1996, hedging activities decreased the average realized sales price received by $0.16 per Mcfe and revenues by $3.0 million. During the first nine months of 1997, approximately 62% of the Company's equivalent production was subject to hedge positions, compared with approximately 56% for the first nine months of 1996.

         LEASE OPERATING EXPENSES decreased 2% to $7.9 million for the first nine months of 1997, from $8.1 million for the first nine months of 1996, due primarily to the sale of the non-core Permian Basin wells in April 1996 and reduced production volumes.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) decreased 7% to $22.4 million for the nine months ended September 30, 1997, from $24.0 million for the same period in 1996, as a result of a 9% reduction in equivalent volumes produced, which is partially offset by a 2% increase in the unit-of-production depreciation, depletion and amortization rate to $1.29 per Mcfe from $1.26 per Mcfe. On a pro forma basis, giving effect to the March 31, 1997 impairment of oil and gas properties, DD&A for the first nine months of 1997 would have decreased 10% to $22.4 million from $24.9 million in 1996, resulting from production being 9% lower in the first nine months of 1997, and a 1% decrease in the DD&A rate to $1.29 per Mcfe from $1.30 per Mcfe.

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

         GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, remained constant at $2.2 million for the nine months ended September 30, 1997 and 1996. Higher employment costs in the nine months ended September 30, 1997 offset higher overhead reimbursements in the first quarter of 1997.

         INTEREST EXPENSE decreased 2% to $7.9 million for the first nine months of 1997, from $8.1 million for the first nine months of 1996, due primarily to the 15% decrease in average outstanding debt to $100.1 million, from $117.6 million, which was partially offset by an 11% increase in the average interest rate paid on outstanding debt to 10.49%, from 9.45%. During the first nine months of 1996, the Company wrote off $2.4 million of bridge loan fees related to debt incurred in connection with the Company's management-led buyout in the second quarter of 1996. Interest income also decreased 84% to $0.4 million for the first nine months of 1997, from $2.5 million for the first nine months of 1996, due primarily to the collection of receivables from affiliates as part of the acquisition by Mariner Holdings of the stock of the Company. On a pro forma basis, interest expense for the nine months of 1997 would have increased $0.1 million from $7.8 million in 1996. Interest income for the nine months would be $0.4 million for both 1997 and pro forma 1996.

         INCOME (LOSS) BEFORE INCOME TAXES decreased to a loss of $23.0 million for the nine months ended September 30, 1997, from an $18.7 million loss for the same period in 1996, primarily as a result of the $28.5 million impairment recorded in the first quarter of 1997. On a pro forma basis, the income for the first nine months of 1996 would have been $3.8 million, after the elimination of the full cost ceiling writedown and adjustments to interest income and expense and recording additional DD&A expense.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

         At September 30, 1997, the Company had cash and cash equivalents of approximately $4.4 million and negative working capital of approximately $4.1 million. During the first nine months of 1997, the Company's primary source of cash was from operations. The primary use of cash for the same period was for capital expenditures associated with exploration and development.

         The Company had a net cash outflow of $6.4 million for the first nine months of 1997, resulting from capital expenditures of $40.7 million, offset by cash inflow of $31.7 million from operations and $2.6 million from financing activities.

         Net cash provided by operating activities decreased by $6.0 million to $31.7 million in the first nine months of 1997 from the corresponding period of 1996, primarily due to lower production volumes and lower cash from changes in working capital.

         Cash flows used in investing activities in the first nine months of 1997 decreased $170.7 million to $40.7 million due primarily to the second quarter 1996 purchase of the Predecessor Company for $184.7 million, which was partially reduced by the $7.5 million sale of non-core Permian Basin wells in the same quarter. The first quarter of 1996 included a $2.0 million net collection of a long-term receivable from an affiliate of the Predecessor Company. Capital expenditures increased $4.7 million to $40.7 million for the first nine months of 1997 from the same period in 1996.

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




                                                                                                       Nine Months
                                                                                                    Ended September 30,
                                                                                                    -------------------
                                                                                                    1997          1996
                                                                                                    -----         -----
                   Increase (decrease) in natural gas sales (in thousands)...................     $(1,795)        $(2,171)
                   Increase (decrease) in oil sales (in thousands)...........................        (614)           (811)

                   Effect of hedging transactions on average gas sales price
                        (per Mcf)............................................................
                                                                                                    (0.14)          (0.14)
                   Effect of hedging transactions on average oil sales price
                        (per Bbl)............................................................
                                                                                                    (0.88)          (1.42)






    The following table sets forth the Company's open hedging contracts for natural gas and the weighted average prices hedged under various swap agreements as of September 30, 1997.




                                              ---------------------------------------------------
                                                   Hedge Quantity                Fixed Price
                                                        Mmbtu                      $/Mmbtu
                                                  ---------------                --------------
                October 1997.........                1,240,000                      $2.17
                November 1997........                  675,000                       2.33
                November 1997........                  585,000                       2.84




    Total capital expenditures were $40.7 million for the first nine months of 1997 of which $25.1 million was spent on exploration and $15.6 million on development activities. The Company's capital expenditure budget for 1997 is approximately $67 million. As a result of an active fourth quarter exploratory drilling program, the acquisition of a 31% interest in the "Pluto/Blood, Sweat & Tears" Deepwater Gulf of Mexico exploitation project located in Mississippi Canyon blocks #673, 674, 717 and 718, and the acquisition of an additional 16% working interest in the Company's 1996 discovery at Mississippi Canyon #357, full year 1997 capital expenditures are now expected to total approximately $75 million. The Company expects to fund these programs through cash flow from operations and periodic borrowing under its Revolving Credit Facility, under which the available borrowing base was increased from $50 million to $58 million effective April 10, 1997. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions including drilling rig availability, future acquisitions and availability of capital.

    Based upon the Company's current level of operations and anticipated growth, the Company believes that available cash, together with available borrowings under the Revolving Credit Facility and cash provided by operating activities, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. However, there can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, depending on the levels of its cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), the Company may need to refinance a portion of the principal amount of its senior subordinated debt at or prior to maturity. However, there can be no assurance that the Company would be able to obtain financing to complete a refinancing.

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

                   10.1 Promissory Note, dated July 1, 1997, from Frank A. Pici to the Company.

                   10.2 Security Agreement, dated July 1, 1997, among Frank A. Pici and the Company.

                   27.1 Financial Data Schedule

        (b) The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MARINER ENERGY, INC.



Date: November 13, 1997              /s/ Frank A. Pici
                                     -----------------------------
                                     Frank A. Pici
                                     Vice President of Finance and
                                        Chief Financial Officer

                                     (Principal Financial Officer and
                                     Officer Duly Authorized to Sign
                                     on Behalf of the Registrant)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
 10.1 Promissory Note, dated July 1, 1997, from Frank A. Pici to the Company.

 10.2 Security Agreement, dated July 1, 1997, among Frank A. Pici and the Company.

 27.1               Financial Data Schedule