Form 10-K405
period 1997-12-31
MARINER ENERGY INC
filed 1998-03-30
CIK 1022345

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes      No   X
                                                 ----    ----

         Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This annual report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of August 1, 1996, under which the Company is the issuer of certain debt.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

         The aggregate market value of the voting stock held by non-affiliates of registrant is indeterminable, as there is no established public trading market for the registrant's common stock.

         As of March 27, 1998, there were 1,000 shares of the registrant's common stock outstanding.


--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item                                                                                  Page
PART I
      1.and 2.  Business and Properties
                     (a) Overview ....................................................   1
                     (b) Business Strategy ...........................................   3
                     (c) Reserves.....................................................   4
                     (d) Oil and Gas Properties ......................................   5
                     (e) Production  .................................................   8
                     (f) Productive Wells ............................................   8
                     (g) Acreage .....................................................   9
                     (h) Drilling Activity ...........................................   9
                     (i) Marketing, Customers and Hedging Activities .................  10
                     (j) Competition .................................................  10
                     (k) Regulation ..................................................  11
                     (l) Employees ...................................................  12
      3.    Legal Proceedings ........................................................  12
      4.    Submission of Matters to a Vote of Security Holders ......................  12

PART II
      5.    Market for Registrant's Common Equity and Related Stockholder Matters ....  13
      6.    Selected Financial Data ..................................................  13
      7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations
                     (a) Introduction ................................................  14
                     (b) General......................................................  14
                     (c) Results of Operations .......................................  15
                     (d) Liquidity and Capital Resources .............................  17
                     (e) Year 2000 Issues ............................................  20
      8.    Financial Statements and Supplementary Data ..............................  22
      9.    Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure .................................................  42

PART III
      10.   Directors and Executive Officers of the Registrant .......................  42
      11.   Executive Compensation ...................................................  44
      12.   Security Ownership of Certain Beneficial Owners and Management ...........  48
      13.   Certain Relationships and Related Transactions ...........................  49

PART IV
      14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........  53
            Glossary .................................................................  55

                                     PART I

         In addition to historical information, this Annual Report on Form 10-K contains statements regarding future financial performance and results and other statements which are not historical facts. These constitute forward-looking statements which are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks include, but are not limited to, oil and gas price volatility, results of future drilling, availability of drilling rigs, future production and costs and other factors. Some of the more important factors that could cause or contribute to such differences include those discussed in Items 1 and 2 "Business and Properties" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Certain technical terms used in these Items are described or defined in the Glossary presented on page 55 of this report.

(a) OVERVIEW

         Mariner Energy, Inc. ("Mariner" or the "Company") is an independent oil and gas exploration company with principal operations in three geographic areas of the United States: the shallow water or "shelf" (water depths less than 600 feet) of the Gulf of Mexico ("Gulf") and onshore areas near the Gulf; the deeper waters of the Gulf (water depths greater than 600 feet); and the Permian Basin of West Texas. At December 31, 1997, approximately 90% in value (based on the present value of estimated future net revenues) of the Company's oil and gas reserves and most of its current efforts were located in or near the Gulf, which historically has been a prolific hydrocarbon producing area. The Company uses advanced evaluation and completion technologies to explore for and produce oil and natural gas, particularly in the Gulf.

         The Company began its operations in 1983 as a subsidiary of Trafalgar House plc, a large U.K. conglomerate. As such, the Company conducted oil and gas operations in the U.S. as part of the Trafalgar House group. In 1989, Trafalgar House spun-off to its public shareholders its oil and gas operations in a new company called Hardy Oil & Gas plc, of which the Company became a subsidiary, and thereafter the Company carried on the U.S. oil and gas operations of Hardy Oil & Gas plc. Management of the Company and an affiliate of Enron Capital & Trade Resources ("ECT") formed Mariner Holdings, Inc., which acquired all the capital stock of the Company from Hardy Holdings Inc. (the "Acquisition") as part of a management-led buyout effective April 1, 1996.

         As of December 31, 1997, the Company had proved reserves of 161.1 Bcfe, of which 75% was natural gas and 25% was oil and condensate. In addition to its proved reserves, the Company held an inventory of 23 specific prospects at December 31, 1997, which it expects will account for most of its exploratory and exploitation drilling activities over the next two years. The Company held a total undeveloped leasehold inventory of approximately 170,000 net acres, including 76 undeveloped Gulf blocks, and held under license or other arrangement approximately 7,200 square miles of 3-D seismic data and approximately 229,000 linear miles of 2-D seismic data. Also, at a Central Gulf of Mexico Oil and Gas Lease Sale conducted by the U.S. Department of the Interior's Minerals Management Service in March 1998, the Company was the apparent successful bidder, solely or with others, on 9 additional blocks in the Gulf deepwater.

         From June 1, 1989 (when the Company began to focus its efforts on the Gulf), through December 31, 1997, the Company drilled 256 gross (83.2 net) wells, including 89 gross (28.6 net) exploration and deepwater exploitation wells. Of these wells, 29 were completed (24 in Gulf shallow water or onshore and 5 in Gulf deepwater), representing a 33% success rate on its exploration and deepwater exploitation activities. During the same period, the Company completed approximately 93% of its development wells. At December 31, 1997, the Company was in the process of drilling one gross (0.2 net) exploratory well.

         From January 1, 1993 through December 31, 1997, the Company had increases in annual average daily production of 164%, to approximately 65 Mmcfe per day. During this period the Company replaced 174% of its annual production through the drillbit, primarily on Company-generated drilling prospects. During the period, the Company sold some properties to partially fund the drilling program. Net of disposals, proved reserves have increased 37% over the period.

         The following table sets forth certain summary information with respect to the Company's oil and gas activities and results during the five years ended December 31, 1997. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission, which requires the application of year-end oil and natural gas prices for each year, held constant throughout the projected reserve life. See "Reserves" later in this item and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                                  Year ended December 31,
                                                       ------------------------------------------------------------------------
                                                        1997             1996            1995            1994           1993
                                                        ----             ----            ----            ----           ----
Proved reserves:
   Oil (Mbbls) ...............................           6,630            5,280            6,669           6,900          6,128
   Natural gas (Mmcf) ........................         121,366           92,284           98,330         100,645         91,060
   Natural gas equivalent (Mmcfe) ............         161,148          123,964          138,344         142,045        127,828
Present value of estimated future net revenues
(in thousands)(1) ............................       $ 183,829        $ 303,363        $ 173,421       $  95,318       $ 94,243
Annual reserve replacement  ratio(2) .........             2.6              1.2              1.2             2.0            1.7
Capital expenditures:
   Capital costs incurred ....................       $  68,868        $  46,399        $  41,772       $  36,923       $  27,966
   Percentage attributable to:
      Exploration, incl. leasehold and
       seismic ...............................            71.1%            79.3%            41.8%           51.5%           44.0%
      Development and other ..................            28.9%            20.7%            58.2%           48.5%           56.0%
   Proceeds from property sales ..............              --        $   7,528        $  20,688       $   3,480       $     215
Production:
   Oil (Mbbls) ...............................             977              750              424              459            470
   Natural gas (Mmcf) ........................          18,004           20,429           13,770           14,362         12,507
   Natural gas equivalents (Mmcfe) ...........          23,866           24,929           16,314           17,116         15,327
Average realized sales price per unit
(including the effects of hedging):
   Oil (per Bbl) .............................       $   18.53        $   18.10        $   17.19        $   15.86      $   17.07
   Natural gas (per Mcf) .....................            2.55             2.39             1.76             1.99           2.10
   Gas equivalent (per Mcfe) .................            2.68             2.50             2.04             2.09           2.24
Costs per Mcfe:
   Lease operating expense ...................            0.44             0.43             0.45             0.42           0.51
   General and administrative expense, net ...            0.13             0.13             0.12             0.11           0.15
   Average finding and development cost(3) ...            1.23             1.04             1.02             1.08           1.27


     (1) Discounted at an annual rate of 10%. See "Glossary" included elsewhere in this report for the definition of "present value of estimated future net revenues".

     (2) The annual reserve replacement ratio for a year is calculated by dividing aggregate reserve additions, including revisions, on an Mcfe basis for the year by actual production on an Mcfe basis for such year.

     (3) Average finding and development cost per Mcfe is a rolling average calculated by dividing capital expenditures (including estimated future capital) related to properties which have been evaluated for the rolling period by the ultimate reserve additions for the same period. The rolling period is seven years, which management believes is the minimum period for meaningful presentation, due to long investment cycle times, especially for projects in the Deepwater Gulf of Mexico. A six year average was used for the year ended December 31, 1994 and a five year average was used for the year ended December 31, 1993, as less than seven years data was available due to the demerger of the Company in 1989.

(b) BUSINESS STRATEGY

         Mariner's strategy is to increase reserves, production and cash flows in a cost effective manner primarily "through the drillbit" -- emphasizing internal growth through exploration, exploitation and development of internally generated prospects. The Company prefers to operate the wells in which it participates and to hold substantial working interests therein.

         The Company applies a "portfolio management" approach to its drilling activities that is directed at balancing risk and potential returns, targeting 8 to 12 new exploration/exploitation prospects each year. Since the management-led buyout in 1996, capital is generally dedicated to the Company's exploration/exploitation effort in the following proportions.


     o 25% Deepwater Gulf Exploitation, consisting of low risk, moderate reward projects;

     o 50% Deepwater Gulf Exploration, consisting of moderate risk, high reward projects and;

     o 25% Shallow Gulf/Onshore Gulf Coast, consisting of high risk, high reward projects.

         In Gulf shallow water and near onshore fields, the Company focuses on prospects with attractive value-adding potential and attractive rates of return resulting from expected short production lead times, quick payout periods and low lease operating expenses.

         Mariner's Gulf deepwater operations were initially focused on the exploitation of previously discovered reservoirs which the Company believes are usually smaller than the target size of larger oil companies. The Company believes that its deepwater expertise, relatively low operating costs and potential for royalty relief enable it to profitably develop small and mid-size fields in deeper water of the Gulf. During 1996 and 1997, the Company also expanded its efforts in the Deepwater Gulf to include moderate risk exploration for undrilled reservoirs because of (i) the large reserve potential (relative to the Company's size) that it believes can be found in deepwater areas targeted by it and (ii) the relative immaturity of these exploration activities compared to other Gulf activities.

         The Company also devotes a smaller portion of its capital resources to low risk development operations in the Spraberry Trend of the Permian Basin of West Texas, which continues to be important to the Company's internal growth strategy by providing a consistent source of cash flow for use in the Company's other activities.

         The Company currently plans to focus the majority of its prospect acquisition, exploration, exploitation and development efforts in the shallow water and deepwater of the Gulf. To support these plans, Mariner acquired 24 offshore blocks in 1995, 28 in 1996 and 19 in 1997 through lease sales and farm-ins, 38 of which were in the deepwater. During 1997, the Company obtained a majority interest and became operator of a potentially significant deepwater exploitation project, located in four blocks in the Mississippi Canyon area of the Gulf, know as the "Pluto" project. See section (d)(ii) under this Item and
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

         Mariner believes that the following competitive advantages distinguish the Company from other independent oil and gas companies. These advantages are responsible to a significant extent for the success of the Company's exploration and exploitation efforts in recent years.

         Geographic Focus. A substantial portion of the Company's activities is concentrated in the Gulf where the Company has been successful in developing valuable reserves. The Company believes that exploration and development in shallow water of the Gulf offer attractive returns because of short production lead times, high production rates and relatively low capital and operating costs. The Company believes that its activities in the Deepwater Gulf offer attractive returns because of (i) large reserve potential, (ii) technological developments, (iii) the early stages of development in the area and (iv) a favorable competitive niche directed at exploiting small to moderate potential fields previously discovered by large oil companies but bypassed for exploitation by them as they search for larger fields -- a niche which few other independent oil companies of Mariner's size are pursuing because of the significant technological and capital expenditure requirements. With a significant portion of its reserves in the Gulf, the Company benefits from the lower lease operating expenses associated with offshore wells which are generally more productive than typical onshore wells and allow for concentration of labor and equipment. In addition, production from such wells is not burdened by severance or ad valorem taxes, and royalties paid on Gulf oil and gas production to the federal government are generally lower than royalties paid in respect of onshore production to private landowners. Moreover, gas produced in the Gulf and near onshore areas usually receives top current prices because of its quality and proximity to competitive pipeline transportation, and oil produced in the areas of the Company's geographic focus is usually of good quality (as opposed to heavy crude or high sulfur content crude oil which require special processing) and typically carries prices that reflect such quality.

         Concentration of Reserves and Efficient Operations. The Company actively manages its portfolio of producing reserves to optimize concentration within its geographic areas of focus. At December 31, 1997, approximately 89% by value of the Company's reserves were located in nine fields, including six fields that were producing oil and gas as of that date. This concentration, while increasing the Company's dependence on the economic performance of those fields, enables the Company to achieve efficiencies in its operations and to control its general and administrative expenses relative to competitors that have more widespread operations. Consistent with its emphasis on reserve concentration and low cost of operations, the Company regularly reviews its properties and, when appropriate, sells properties that are marginally profitable or outside of its areas of concentration.

         Application of Technology. The Company applies state-of-the-art proven technology to minimize exploration risk and maximize returns. Although the Company's database includes extensive 2-D and 3-D seismic data, virtually all of the Company's exploration and exploitation prospects are generated using 3-D seismic data. While 2-D seismic data, which historically has been used by oil and gas exploration companies, is still an important exploration tool, the use of 3-D data lowers the risk of dry holes and optimizes exploitation and development spending. The Company also utilizes proven state-of-the-art subsea production technology to reduce capital expenditures that might otherwise be associated with deepwater developments (for example, the construction of additional production platforms). The ability to utilize these and other technologies often allows the Company economically to pursue attractive projects below the size thresholds of large oil companies. The Company's ability to retain personnel capable of using advanced technology is an important factor in maintaining the Company's advantage in this area.

         Disciplined Approach to Exploration. The Company employs careful risk analysis to determine its drilling priorities, balancing the required capital outlay against the expected value of the well. Having confidence in its staff of explorationists, the Company typically has generated its own prospects and conducted its own risk analysis. The exploration, exploitation and development of internally generated prospects accounted for 80% by value of the Company's reserves at December 31, 1997. The Company attempts to focus its exploration and exploitation efforts on prospects with high value-adding potential while at the same time managing its risks by drilling approximately 8 to 12 exploitation and exploratory wells per year. Furthermore, the Company generally keeps its working interests at or below 50% by seeking industry participants in its exploitation and exploration activities in order to reduce its exposure on any single undertaking and to leverage its drilling program overhead cost through reimbursements received from partners.

         Experienced Management with Significant Equity Incentives. The management team has considerable expertise in the oil and gas industry and significant experience working with the Company. All present key employees of, and consultants to, the Company are eligible to participate in an incentive program that provides overriding royalty interests in successful projects. The Company believes its overriding royalty program provides a strong alignment of management's and investors' interests. In addition, the Company believes this program is a significant reason why it has been able to retain the services of the members of its senior management team, most of whom have been working together at the Company for over 10 years. In connection with the Acquisition, certain members of management and other key personnel of the Company have purchased approximately 4% of the common stock of Mariner Holdings and acquired options to purchase an additional 12% of the common stock of Mariner Holdings.

(c) RESERVES

         The following table sets forth certain information with respect to the Company's proved reserves by geographic area as of December 31, 1997. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission which requires the application of year-end prices for each year, held constant throughout the projected reserve life. The reserve information as of December 31, 1997, is based upon a reserve report prepared by the independent petroleum consulting firm of Ryder Scott Company. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Therefore, without reserve additions in excess of production through successful exploration and development activities, the Company's reserves and production will decline. See Note 10 to the Financial Statements of the Company included elsewhere in this annual report for a discussion of the risks inherent in oil and natural gas estimates and for certain additional information concerning the proved reserves of the Company.

                                                                  At December 31, 1997
                                         --------------------------------------------------------------------------
                                                                                        Present Value of
                                             Proved Reserve Quantities         Estimated Future Net Revenues (1)
                                         --------------------------------     -------------------------------------
                                            Oil  Natural Gas        Total     Developed     Undeveloped     Total
Geographic Area                          (MBbls)       (MMcf)      (MMcfe)       ($000)        ($000)       ($000)
---------------                          -------       ------      -------       ------        ------       ------
Gulf of Mexico Shelf and
      Gulf Coast Onshore..........         1,770       50,517       61,139     $104,696        $2,140      $106,836
Gulf of Mexico Deepwater.......            1,547       53,883       63,165       33,709        24,585        58,294
Permian Basin......................        3,313       16,966       36,844       13,514         5,185        18,699
                                           -----      -------      -------     --------       -------      --------
Total............................          6,630      121,366      161,148     $151,919       $31,910      $183,829
                                           =====      =======      =======     ========       =======      ========

    Proved Developed Reserves......        3,486       76,343       97,259     $151,919
                                           =====      =======      =======     ========

(1) Discounted (at 10%) present value as of December 31, 1997 (year-end prices held constant). The amounts are before income taxes and therefore are not the same as the "Standardized Measure" disclosed in Note 10 of the Notes to Financial Statements.

         The Company's estimates of proved reserves set forth in the foregoing table do not differ materially from those filed by the Company with other federal agencies.

(d) OIL AND GAS PROPERTIES

         (I) SIGNIFICANT PRODUCING PROPERTIES

         The Company owns oil and gas properties, both producing and for future exploration and development, onshore in Texas and offshore in the Gulf, primarily in federal waters. The Company's six largest producing properties, as shown in the following table, accounted for approximately 60% of the Company's proved reserves as of December 31, 1997.

                                                                                     As of December 31, 1997
                                                                         --------------------------------------------
                                                Mariner      Ownership   Producing      Net Average          Net Proved
                                                ----------------------                Daily Production        Reserves
                                                Working      Net Revenue   Wells   -----------------------
                                                Interest      Interest    (gross)  Oil (Bbls)    Gas (Mmcf)    (Mmcfe)
                                                --------     -----------  -------  ---------     ----------  ---------
Gulf Shallow Water and
       Near Onshore Areas:
  Sandy Lake ..........................           48.3%         36.0%        6       1,964          11.4       24,517
  Brazos A-105 ........................           12.5%          9.9%        5          15           9.4       15,955
  Matagorda Island 683/703 ............           25.0%         20.1%        4           2           4.3        5,469
Gulf of Mexico Deepwater:
  Green Canyon 136 ....................           25.0%         21.1%        2          30           7.5        5,666
  Garden Banks 240 ....................           33.0%         27.2%        1          47           5.4        8,401
Permian Basin of West Texas:
  Spraberry Aldwell Unit ..............           70.3%         54.4%       73         439            2.0       36,609
                                                                                                                ------
Totals - Principal Producing Properties                                                                         96,617
                                                                                                                ======

        Following is additional information regarding the properties in the table shown above.

Gulf Shallow Water and Near Onshore Areas

         SANDY LAKE. The Sandy Lake property, located onshore in the Pine Island Bayou Field of the Texas Gulf Coast, was generated by the Company and achieved initial production in 1994. The majority of the 4,870 acre property is located within the city limits of Beaumont, Texas. The Company is the operator of the property. Six producing wells have been drilled thus far. During 1997, the Company increased the capacity of its gas processing facility at Sandy Lake, which in effect controls production, by 60% -- a measure which increased production from the Sandy Lake field significantly. The field has an estimated remaining life of 5 years.

         BRAZOS A-105. Brazos A-105 was generated by the Company and achieved initial production in 1993. The 4,320 acre block is located offshore Texas at a water depth of approximately 190 feet. Union Oil Company of California is the operator of the property, and five producing wells have been drilled thus far, with no additional drilling currently planned. The field has an estimated remaining life of 11 years.

         MATAGORDA ISLAND 683/703. Matagorda Island blocks 683 and 703 were acquired by several companies in a bid group, including the Company, and achieved initial production in 1993. The two 5,760 acre blocks are located offshore Texas at a water depth of approximately 125 feet. Vastar Resources, Inc. is the operator of the property, and four producing wells have been drilled thus far, with no additional drilling currently planned. The field has an estimated remaining life of 7 years.

Gulf of Mexico Deepwater

         GREEN CANYON 136. Green Canyon 136 was generated by the Company, acquired through a farmout transaction with Texaco, Inc. ("Texaco") and achieved initial production in 1995. The 5,760 acre block is located offshore Louisiana in water depths of approximately 840 to 1,040 feet. The Company operated the property to the date of first production when Texaco became the operator. Two producing wells have been drilled thus far, with no additional drilling currently planned. Green Canyon 136 is tied back, by a specially laid subsea pipeline and connecting system, to a production platform operated by Texaco approximately 10 miles from the well sites, and its production is commingled and marketed with Texaco's production. The field has an estimated remaining life of 4 years.

         GARDEN BANKS 240. Garden Banks 240 was generated by the Company, acquired through a swap transaction with Shell Oil Company and achieved initial production in January 1996. The 5,760 acre block is located offshore Louisiana at a water depth of approximately 830 feet. The Company is the operator of the property. One producing well has been drilled thus far, with no additional drilling currently planned. Garden Banks 240 is tied back by a subsea pipeline and connecting system to a production platform operated by Chevron approximately 12 miles from the well site, where its production is commingled and marketed with Chevron's production. The field has an estimated remaining life of 7 years.

The Permian Basin of West Texas

         SPRABERRY ALDWELL UNIT. In 1985, the Company acquired its interest in the Aldwell Unit property, which has been producing since 1949. The 15,776 acre fieldwide unit is located within the Spraberry Trend and produces from the unitized Spraberry Formation and non-unitized Dean Formation in Reagan County in West Texas. The Company is the operator of the property and its working interest in individual wells ranges from approximately 33% to 84%. An infill well drilling program was implemented in 1987, and to date 59 wells have been drilled, all of which are currently producing. The drilling of 20 to 40 additional infill wells (targeted at bringing into production proved undeveloped reserves) is planned during the next two to four years at a projected gross cost of approximately $440,000 per well. The field has an estimated remaining life of 48 years.

         (ii) OTHER SIGNIFICANT PROPERTIES

         In addition to the producing properties described above, the Company also owns interests in three other properties which, while not producing at December 31, 1997, represented a significant portion of proved reserves as of that date. Those properties are described below.

         GARDEN BANKS 367. Garden Banks 367 was generated by the Company and acquired at a federal offshore Gulf of Mexico lease sale in September 1996. In late 1997, a successful exploration well was drilled on this 5,760 acre block located offshore Louisiana at a water depth of approximately 1,100 feet. The Company is the operator of the property and has a 41.7% working interest and a 40.7% net revenue interest. No additional drilling is currently planned. Garden Banks 367 is expected to commence production in the first quarter of 1999, after being tied back by a subsea pipeline and connecting system to a production platform located approximately 14 miles from the well site. The field has an estimated life of approximately 6 years after the start of production, and net proved reserves of 15.7 Bcfe, 96% natural gas, were included by the Company at December 31, 1997.

         MISSISSIPPI CANYON 357. In 1996, the Company participated as a working interest owner in a successful exploration well that was drilled on this 3,800 acre block, located offshore Louisiana at a water depth of approximately 450 feet. In 1997, the Company purchased an additional 16.2% working interest in the property, bringing its working interest to 29.3% with a net revenue interest of 24.0%. Mariner also became the operator of the property for the completion, tie-in and operating phase. One producing well has been drilled thus far, with no additional drilling currently planned. Mississippi Canyon 357 is tied back by a subsea pipeline and connecting system to a production platform operated by Newfield Exploration Company approximately 2 miles from the well site, and production commenced in the first quarter of 1998. The field has an estimated life of approximately 5 years after the start of production, and net proved reserves of 5.4 Bcfe, 89% natural gas, were included by the Company at December 31, 1997.

         MISSISSIPPI CANYON 673, 674, 717 AND 718 ("PLUTO"). During 1997, the Company purchased a 30% working interest in this Deepwater exploitation project from BHP Petroleum (GOM) Inc. and acquired a 37% working interest in the project through a farmout transaction with BP Exploration & Oil, Inc. Subsequent to the acquisitions of interest, the Company was named the operator of the project, located offshore Louisiana in 2,800 feet of water. Two exploration and appraisal wells had been drilled in this project prior to the Company's ownership, encountering pay zones in two separate horizons. Further drilling of one or two additional production wells, and the installation of a 20 to 25 mile flow line/umbilical system to a host platform on the shelf will be necessary to fully develop the discovery. Drilling of the first additional well is expected to commence in early 1999 with concurrent infrastructure installation, and first production is planned for the fourth quarter of 1999. Ultimately, the Company expects to own a working interest in the project between 50% and 75%. The field has an estimated life of approximately 8 years after the start of production, and net proved reserves of 25.1 Bcfe (69% natural gas), reflecting a 50% working interest, were included by the Company at December 31, 1997.

         (iii) DISPOSITION OF PROPERTIES

         The Company periodically evaluates, and, when appropriate, sells, certain of its producing properties that it considers to be marginally profitable or outside of its areas of concentration. Such sales enable the Company to maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that the Company believes have a higher potential financial return. No property dispositions were made by the Company during 1997. During 1996, the Company sold nonstrategic oil and natural gas properties located in the Spraberry Trend in Texas for an aggregate amount of $7.5 million.

         (iv) TITLE TO PROPERTIES

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

(e) PRODUCTION

         The following table presents certain information with respect to oil and natural gas production attributable to the Company's properties, average sales price received and expenses per unit of production during the periods indicated.

                                                                              Year ended December 31,
                                                               -------------------------------------------------
                                                                 1997                1996                1995
                                                               -------             --------            ---------
Production:
   Oil (Mbbls)                                                    977                 750                 424
   Natural gas (Mmcf)                                          18,004               20,429              13,770
   Gas equivalent (per Mmcfe)                                  23,866               24,929              16,314
Average sales prices including effects of hedging:
   Oil (per Bbl)                                               $18.53              $ 18.10             $ 17.19
   Natural gas (per Mcf)                                         2.55                 2.39                1.76
   Gas equivalent (per Mcfe)                                     2.68                 2.50                2.04
Expenses (per Mcfe):
   Lease operating                                                .44                  .43                 .45
   General and administrative, net (1)                            .13                  .13                 .12
   Depreciation, depletion and amortization                      1.33                 1.25                 .96

Cash margin per Mcfe (2)                                         1.92                 1.77                1.21


 (1) Net of overhead reimbursements received by the Company from other working interest owners and amounts capitalized under the full cost accounting method.

(2) Average equivalent gas sales price (including the effects of hedging), minus lease operating and gross general and administrative expenses.



(f) PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and gas wells in which the Company owned a working interest at December 31, 1997:


                  Total Productive Wells
                  ----------------------
                  Gross             Net
Oil ...........      81            58.2
Gas ...........      86            13.3
                    ---            ----
     Total ....     167            71.5
                    ===            ====

         Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. The Company has 6 wells that are completed in more than one producing horizon; those wells have been counted as single wells.

(g) ACREAGE

         The following table sets forth certain information with respect to the developed and undeveloped acreage of the Company as of December 31, 1997.

                                Developed Acres (1)    Undeveloped Acres (2)
                               -------------------     --------------------
                                Gross         Net       Gross        Net
                               -------     -------     -------     -------
Texas (Onshore) ..........      20,748      11,427       6,616       3,109
All other states (Onshore)         671         212         644         196
Offshore .................     200,966      46,009     394,820     166,843
                               -------     -------     -------     -------
     Total ...............     222,385      57,648     402,080     170,148
                               =======     =======     =======     =======

         (1) Developed acres are acres spaced or assigned to productive wells.

         (2) Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

(h) DRILLING ACTIVITY

         Certain information with regard to the Company's drilling activity during the years ended December 31, 1997, 1996 and 1995 is set forth below.

                                    Year ended December 31,
                      ------------------------------------------------------
                            1997              1996                 1995
                            ----              ----                 ----
                      Gross       Net   Gross      Net       Gross      Net
                      -----       ---   -----      ---       -----      ---
Exploratory wells:
   Producing .....      4        1.37     3        0.78       --         --
   Dry ...........      7        1.60     4        1.40        6        2.38
                       --        ----    --        ----       --        ----
       Total .....     11        2.97     7        2.18        6        2.38
                       ==        ====    ==        ====       ==        ====

Development wells:
   Producing .....     11        5.27     5        1.73        3        0.85
   Dry ...........     --          --    --          --       --          --
                       --        ----    --        ----       --        ----
       Total .....     11        5.27     5        1.73        3        0.85
                       ==        ====    ==        ====       ==        ====

Total wells:
   Producing .....     15        6.64     8        2.51        3        0.85
   Dry ...........      7        1.60     4        1.40        6        2.38
                       --        ----    --        ----       --        ----
       Total .....     22        8.24    12        3.91        9        3.23
                       ==        ====    ==        ====       ==        ====

(i) MARKETING, CUSTOMERS AND HEDGING ACTIVITIES

         The Company markets substantially all of the oil and gas production from Company-operated properties, and from properties operated by others where Mariner's interest is significant. The majority of the Company's natural gas, oil and condensate production is sold to a variety of purchasers under short-term (less than 12 months) contracts, usually at market-sensitive prices. As to gas produced from the Spraberry Aldwell Unit, the Company has a long-term agreement as to the sale of such gas and the processing thereof which the Company believes to be competitive. Similarly, the Company has a gas processing agreement on its gas production from Sandy Lake which the Company believes has the effect of pricing its gas production favorably compared to market prices at that location. The following table lists customers accounting for more than 10% of the Company's total revenues for the year indicated (a "-" indicates that revenues from the customer accounted for less than 10% of the Company's total revenues for that year).

                                        Percentage of total revenues
                                       For the year ended December 31
                                       -----------------------------
Customer                                 1997      1996      1995
--------                                 ----      ----      ----
Genesis Crude Oil LP (formerly
     Howell Crude Oil Company)            19%       13%       --
Panenergy Marketing Co.                   19%       --        --
Enron Capital & Trade Resources Corp.     18%       --        --
Transco Energy Marketing Company          14%       15%       20%
Texaco Natural Gas, Inc.                  --        13%       --
Seneca Resources Corporation              --        10%       20%
Marathon Petroleum Company                --        --        12%

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

         From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to reduce its exposure to price fluctuations and to achieve a more predictable cash flow. The Company does not engage in hedging activities for speculative purposes. The Company customarily conducts its hedging strategy through the use of swap arrangements that establish an index-related price above which the Company pays the hedging partner and below which the Company is paid by the hedging partner. During 1997, approximately 60% of the Company's equivalent production was subject to hedge positions, and hedging arrangements through October 1998 cover approximately 37% of the Company's anticipated equivalent production for 1998. Hedging arrangements may expose the Company to the risk of financial loss in certain circumstances, including instances where the Company's production, which is in effect hedged, is less than expected or where there is a sudden, unexpected event materially impacting prices. The Company's Revolving Credit Facility (see pages 20 and 33) places certain restrictions on the Company's use of hedging. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Changes in Prices and Hedging Activities".

(j) COMPETITION

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

(k) REGULATION

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

         (i) TRANSPORTATION AND SALE OF NATURAL GAS

         The FERC regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has adopted policies intended to make natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC issued Order No. 636 on April 8, 1992, reflecting the FERC's finding that, under the then-existing regulatory structure, interstate pipelines and other gas merchants, including producers, did not compete on a "level playing field" in selling gas. Order No. 636 instituted individual pipeline services restructuring proceedings, designed specifically to "unbundle" those services provided by many interstate pipelines (for example, transportation, sales and storage) so that buyers of natural gas may secure supplies and delivery services from the most economical source, whether interstate pipelines or other parties. The FERC has issued final orders in all of the restructuring proceedings, and all of the interstate pipelines are now operating under new open access tariffs. In addition, the FERC has announced its intention to reexamine certain of its transportation related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636 and, more recently, the price that shippers can charge for released capacity. The FERC also has established a policy regarding the use of nontraditional methods of setting rates for interstate gas pipelines in certain circumstances as alternatives to cost-of-service based rates. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative.

         Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on the Company's operations. The natural gas industry historically has been closely regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

         (ii) REGULATION OF PRODUCTION

         The production of oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Moreover, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

         (iii) ENVIRONMENTAL REGULATIONS

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

(l) EMPLOYEES

         As of December 31, 1997, the Company had 48 full-time employees. The Company's employees are not represented by any labor union. The Company considers relations with its employees to be satisfactory. The Company has never experienced a work stoppage or strike.


ITEM 3.  LEGAL PROCEEDINGS

         In December, 1996, ETOCO, Inc., which owns a 20% working interest in one producing well operated by the Company, filed a lawsuit against the Company in the district court of Hardin County, Texas, alleging damages due to the Company's refusal to drill an additional well. The plaintiffs currently are seeking $8.2 million in damages, plus costs. Attempts to settle the claim have been unsuccessful, and a trial on the matter is scheduled to commence on April 6, 1998. The Company intends to defend itself vigorously against this claim. Although no assurances can be given, the Company believes that the ultimate outcome of the above litigation will not have a material adverse effect on the Company's financial position.

         The Company, in the ordinary course of business, is a claimant and/or a defendant in various other legal proceedings, including proceedings as to which it has insurance coverage, in which its exposure, individually and in the aggregate, is not considered material to the Company.


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


                                                           Predecessor Company (1)
(All amounts in thousands)                    -------------------------------------------------
                                                    Years Ended December 31,            3 Mos.         9 Mos.        Year
                                              ------------------------------------      Ended          Ended        Ended
                                                1993         1994          1995         3/31/96       12/31/96     12/31/97
                                             ---------     ---------     ---------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:
  Total revenues                             $  34,295     $  35,856     $  33,309     $  13,778     $  48,522     $  64,050
  Lease operating expenses                       7,746         7,118         7,331         2,872         7,938        10,655
  Depreciation, depletion and
    amortization                                15,607        16,221        15,635         6,309        24,747        31,719
  Impairment of oil and gas properties           6,296         6,257            --            --        22,500        28,514
  General and administrative expenses            2,242         1,830         2,028           712         2,406         3,195
                                             ---------     ---------     ---------     ---------     ---------     ---------
      Operating income (loss)                    2,404         4,430         8,315         3,885        (9,069)      (10,033)

  Interest income                                1,513         1,084         9,255         2,167           515           467
  Interest expense                              (7,358)       (8,125)      (12,772)       (3,391)       (7,746)      (10,644)
  Write-off of bridge loan fees                     --            --            --            --        (2,392)           --
                                             ---------     ---------     ---------     ---------     ---------     ---------
      Income (loss) before income taxes         (3,441)       (2,611)        4,798         2,661       (18,692)      (20,210)
  Provision for income taxes                        --            --           338            --            --            --
                                             ---------     ---------     ---------     ---------     ---------     ---------
      Net income (loss)                      ($  3,441)    ($  2,611)    $   4,460     $   2,661     ($ 18,692)    ($ 20,210)
                                             =========     =========     =========     =========     =========     =========

CAPITAL EXPENDITURE AND DISPOSAL DATA:
  Exploration, incl. leasehold/seismic       $  12,285     $  19,016     $  17,460     $   4,926     $  31,885     $  48,933
  Development and other                         15,681        17,907        24,312         2,545         7,043        19,935
                                             ---------     ---------     ---------     ---------     ---------     ---------
    Total capital expenditures               $  27,966     $  36,923     $  41,772     $   7,471     $  38,928     $  68,868
                                             =========     =========     =========     =========     =========     =========
  Proceeds from disposals                    $     215     $   3,480     $  20,688            --     $   7,528            --
                                             =========     =========     =========     =========     =========     =========

BALANCE SHEET DATA (AT END OF PERIOD):
  Oil and gas properties, net, at full
    cost                                     $ 109,002     $ 120,135     $ 125,817     $ 127,095     $ 166,619     $ 175,668
  Long-term receivable from affiliates          18,000         4,000       106,000       104,000            --            --
  Total assets                                 138,435       138,202       250,726       254,301       196,749       212,577
  Long-term debt, less current maturities      109,000       105,500       162,500       162,500        99,525       113,574
  Stockholder's equity                          20,909        18,798        69,258        71,919        77,053        57,174


(1) - In an acquisition effective April 1, 1996 for accounting purposes, Mariner Holdings, Inc. acquired all the capital stock of the Company from Hardy Holdings Inc. as part of a management-led buyout. In connection with the acquisition, substantial intercompany indebtedness and receivables and third-party indebtedness of the Company were eliminated. The acquisition was accounted for using the purchase method of accounting, and Mariner Holdings' cost of acquiring the Company was allocated to the assets and liabilities of the Company based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the acquisition reflect a new basis of accounting and are not comparable to prior periods. "Predecessor Company" refers to Mariner Energy, Inc. (formerly named "Hardy Oil & Gas USA Inc.") prior to the effective date of the acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) INTRODUCTION

        The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each of the three years in the period ended December 31, 1997. This discussion should be read in conjunction with the information contained in the financial statements of the Company included elsewhere in this annual report. All statements other than statements of historical fact included in this annual report, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

(b) GENERAL

        A key component of the Company's strategy is based upon growth "through the drill bit", with heavy emphasis on the exploration, exploitation and development of prospects in the shallow and deeper waters of the Gulf of Mexico. This strategy is supported by a capital expenditures plan which increases over the next several years while the Company builds its prospect inventory, then levels out to provide an appropriate mix of exploratory and development spending. Capital resources to support this plan are expected to be provided by a combination of internally generated cash flows, borrowing against the Company's Revolving Credit Facility and equity capital contributions (see pages 20 and 33).

        During 1997, the Company achieved the following in support of its growth strategy:

         o Proved reserves of 61.2 Bcfe were added, primarily as a result of (1) drilling 4 successful exploratory wells, including 2 in the Deepwater Gulf and (2) acquiring control of the "Pluto" Deepwater Gulf exploitation project (see page 7 for additional information regarding the "Pluto" project).

         o The Company increased its prospect inventory, adding 19 new blocks in the Gulf of Mexico covering 13 prospects, including 17 blocks in the Deepwater Gulf covering 11 prospects.

        Also, at a Central Gulf of Mexico Oil and Gas Lease Sale conducted by the U.S. Department of the Interior's Minerals Management Service in March 1998, the Company was the apparent successful bidder, solely or with others, on 9 additional blocks in the Gulf deepwater.

        This growth and an increased capital expenditures plan for 1998 may cause the Company to exceed its available sources of cash flow from internal sources and its Revolving Credit Facility. In March 1998, Mariner Holdings, Inc. reached an agreement in principle with management shareholders and an affiliate of Enron Corp. to contribute approximately $28.0 million to $28.8 million of net equity capital, which is expected to be used to reduce borrowings on the Company's revolving credit facility and to supplement funding of the Company's 1998 capital expenditure plan. Closing of this transaction is expected to occur in April 1998. See further discussion of this transaction under Item 13 "Certain Relationships and Related Transactions - Planned 1998 Equity Investment". After including the additional equity investment, the Company's capital resources still may not be sufficient to meet its capital requirements for 1998 and 1999, and other sources and debt or equity capital may be necessary for the Company to continue its planned growth strategy.

        The Company's revenue, profitability, access to capital and future rate of growth are heavily influenced by prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments. Energy market prices have been extremely volatile in recent years, and are expected to continue to be volatile in the future. While the Company uses hedging transactions from time to time to reduce its exposure to price fluctuations, a substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, future exploration and development plans and access to capital. Subsequent to December 31, 1997, prices for oil have declined significantly. However, since the source of approximately 75% of the Company's revenue is from natural gas production, management believes the current oil price decrease will not significantly impact the Company's future plans.

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

(c) RESULTS OF OPERATIONS

        The following table repeats certain operating information found in Item
2. of this report with respect to oil and natural gas production, average sales price received and expenses per unit of production during the periods indicated.

                                                                Year ended December 31,
                                                         ----------------------------------
                                                            1997         1996        1995
                                                         -------        -------     -------
Production:
   Oil (Mbbls)                                               977           750         424
   Natural gas (Mmcf)                                     18,004        20,429      13,770
   Gas equivalent (Mmcfe)                                 23,866        24,929      16,314
Average sales prices including effects of hedging:
   Oil (per Bbl)                                         $ 18.53       $ 18.10     $ 17.19
   Natural gas (per Mcf)                                    2.55          2.39        1.76
   Gas equivalent (per Mcfe)                                2.68          2.50        2.04
Expenses (per Mcfe):
   Lease operating                                           .44           .43         .45
   General and administrative, net                           .13           .13         .12
   Depreciation, depletion and amortization                 1.33          1.25         .96

        (i) 1997 COMPARED TO 1996

        NET PRODUCTION decreased 4% to 23.9 Bcfe in 1997 from 24.9 Bcfe in 1996. Natural gas production decreased by 2.4 Bcf, or 12%, to 18.0 Bcf from
20.4 Bcf. Gas production from offshore properties decreased 3.8 Bcf or 23%, primarily due to natural production decline, while gas production from onshore properties increased 1.4 Bcf or 34%, due primarily to the capacity expansion of the Sandy Lake Central facility, which became operational in the first quarter of 1997. Oil and condensate production increased by 227 Mbbls to 977 Mbbls from 750 Mbbls, also due primarily to the expansion of the Sandy Lake Central facility, offset in part by a decrease in other onshore oil production resulting from the sale of non-core Permian Basin properties in early 1996. The Company expects net production to increase by 7% to 10% in 1998 over 1997, as the result of the commencement of production from several 1996 and 1997 discoveries.

        OIL AND GAS REVENUES for 1997 increased by $1.8 million, or 3%, compared to 1996. The increase was primarily the result of increased oil and gas sales prices, offset in part by the production decrease described above. The average realized sales price of natural gas increased 7%, to $2.55 per Mcf in 1997 from $2.39 per Mcf in 1996, while the realized oil sales price increased by 2% to $18.53 per Bbl in 1997 from $18.10 per Bbl in 1996.

        HEDGING ACTIVITIES of natural gas for 1997 reduced the average realized sales price received by $0.22 per Mcf and revenues by $3.9 million. In 1996, natural gas hedging activities decreased the average realized sales price received by $0.18 per mcf and revenues by $3.7 million. Hedging activities of crude oil during 1997 reduced the average sales price received by $0.63 per Bbl and revenues by $0.6 million, compared with a reduction in the average realized sales price of $2.55 per Bbl and revenues of $1.9 million during 1996. During 1997, approximately 60% of the Company's equivalent production was subject to hedge positions compared to 64% in 1996. See "Changes in Prices and Hedging Activities" below for a summary of 1998 hedging positions as of the date of this annual report.

        LEASE OPERATING EXPENSES decreased 1% to $10.7 million for 1996, from $10.8 million for 1996. Lease operating expense per Mcfe increased to $0.44 for 1997 from $0.43 for 1996, due primarily to relatively fixed operating expenses spread over reduced production volumes.

        DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) increased 2% to $31.7 million for 1997, from $31.1 million for 1996, as a result of a 6% increase in the unit-of-production depreciation, depletion and amortization rate to $1.33 per Mcfe from $1.25 per Mcfe, due primarily to increased drilling and completion costs, partially offset by a 4% reduction in equivalent volumes produced.

        IMPAIRMENT OF OIL AND GAS PROPERTIES amounting to $28.5 million was recorded in the first quarter of 1997 for a non-cash full cost ceiling test impairment using prices in effect at March 31, 1997. Price increases subsequent to March 31, 1997 were sufficient to avoid the impairment charge, but given the unpredictable volatility of future prices, the Company elected to record the charge in order to more conservatively state the book value of its assets. During the second quarter of 1996, a $22.5 million full cost ceiling writedown was recorded in conjunction with Mariner Holdings' acquisition of the Company.

        GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 3% to $3.2 million in 1997, up from $3.1 million in 1996, due primarily to higher employment and office costs in 1997 which were almost entirely offset by increased overhead reimbursements during 1997. Accordingly, there was no change in general and administrative expense per Mcfe of $0.13 for both 1997 and 1996.

        INTEREST EXPENSE decreased 5% to $10.6 million for 1997, from $11.1 million for 1996, due primarily to the 9% decrease in average outstanding debt to $103.2 million, from $113.2 million, which was partially offset by a 7% increase in the average interest rate paid on outstanding debt to 10.38%, from 9.68%. During 1996, the Company wrote off $2.4 million of loan fees related to debt incurred in connection with the Company's management-led buyout in the second quarter of 1996. Interest income also decreased 83% to $0.5 million for 1997, from $2.7 million for 1996, due primarily to the retirement of receivables from affiliates resulting from the acquisition by Mariner Holdings of the stock of the Company.

        INCOME (LOSS) BEFORE INCOME TAXES decreased to a loss of $20.2 million for 1997, from a $16.0 million loss for 1996, as a result of the factors described above.

        (ii) 1996 COMPARED TO 1995

        NET PRODUCTION increased 53% to 24.9 Bcfe in 1996 from 16.3 Bcfe in 1995. During 1996, natural gas production increased by 6.6 Bcf, or 48%, to 20.4 Bcf from 13.8 Bcf. Increased gas production was due to new production from Green Canyon 136 and Garden Banks 240, and the start-up of the Sandy Lake Central facility. These increases were partially offset by natural production decline on other properties. Oil and condensate production in 1996 increased 326 Mbbls, or 77%, to 750 Mbbls from 424 Mbbls, due primarily to the start-up of the Sandy Lake Central facility offset by the sale of several Spraberry properties.

        OIL AND GAS REVENUES for 1996 increased by $29.0 million, or 87%, compared to 1995. The increase was primarily the result of increased oil and gas production and increased sales prices for oil and gas. The average realized natural gas sales price increased 36%, to $2.39 per Mcf in 1996 from $1.76 per Mcf in 1995, while the realized oil sales price increased by 5% to $18.10 per Bbl in 1996 from $17.19 per Bbl in 1995.

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

        LEASE OPERATING EXPENSES increased 48% to $10.8 million for 1996, from $7.3 million for 1995, due primarily to the Green Canyon 136 and Garden Banks 240 fields that began production in late 1995 and early 1996 and start-up of the Sandy Lake central facility in late 1995. Lease operating expenses per Mcfe decreased to $0.43 from $0.45 in 1996, due to relatively fixed expenses spread over increased production.

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

        GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 55% to $3.1 million for 1996, from $2.0 million for 1995, due primarily to expenses incurred in the first quarter of 1996 in connection with the sale of the predecessor company, the office relocation and lower overhead recovery due to the completion of three major projects at the end of 1995. General and administrative expense per Mcfe increased to $0.13 from $0.12 in 1995, due to the higher net expenses described above spread over increased production.

        INTEREST EXPENSE decreased 13% to $11.1 million for 1996, from $12.8 million for 1995, due primarily to the 31% decrease in average outstanding debt to $113.2 million, from $165.1 million, which was partially offset by an 18% increase in the average interest rate paid on outstanding debt to 9.68%, from 8.19%. During 1996, the Company wrote off $2.4 million of loan fees related to the JEDI Bridge Loan (see page 33) as a result of refinancing a portion of the amount with the Revolving Credit Facility (see pages 20 and 33). Interest income also decreased 71% to $2.7 million for 1996, from $9.3 million for 1995, due primarily to the retirement of receivables from affiliates resulting from the Acquisition.

        INCOME (LOSS) BEFORE INCOME TAXES decreased to a loss of $16.0 million for 1996, from $4.8 million income for 1995, as a result of the factors described above.

        PROVISION FOR INCOME TAXES in 1996 is zero, compared to $0.3 million of tax payments in 1995 due to the imposition of alternative minimum taxes as a result of a gain on sale of oil and gas properties in that year.

(d) LIQUIDITY AND CAPITAL RESOURCES

        (i) CASH FLOWS

        Liquidity is a company's ability to generate cash to meet its needs for cash. As of December 31, 1997, the Company had cash and cash equivalents of approximately $9.1 million and negative working capital of approximately $8.6 million, compared with cash of $10.8 million and positive working capital of $5.6 million as of December 31, 1996. The decrease in working capital from 1996 to 1997 was caused by an increase in accounts payable and accrued liabilities, due to higher levels of drilling activity in late 1997 compared to late 1996. As of February 28, 1998, the Company's working capital had returned to a positive position, as a result of increased accounts receivable from partners due to the increased drilling activity in late 1997 and early 1998.

        Primary sources of cash during the three year period ended December 31, 1997 were funds generated from operations, proceeds from the sale of oil and gas properties, proceeds from the issuance of notes, bank borrowings and capital contributions by the Company's former and present parent companies. Primary uses of cash for the same period were funds used in exploration and production expenditures, repayment of notes and bank debt, and the purchase of Hardy Oil & Gas USA, Inc.

        The Company had a net cash outflow of $1.7 million in 1997, compared to a net cash inflow of $10.8 million in 1996 and a net cash inflow of $1.1 million in 1995. A discussion of the major components of cash flows for these years follows.

                                                                 1997      1996      1995
                                                                ------    ------    -----
Cash flows provided by operating activities (in millions).......$ 52.9     $ 44.3    $ 22.0

        Cash flows provided by operating activities in 1997 increased by $8.6 million compared to 1996 primarily due to increased oil and gas prices and changes in working capital. Cash flows from operating activities in 1996 increased by $22.3 million from 1995 primarily due to increased production volumes and prices.

                                                                   1997      1996      1995
                                                                  ------    ------    -----
Cash flows used in investing activities (in millions)............. $ 68.9    $221.8    $123.3

        Cash flows used in investing activities in 1997 decreased by $152.9 million compared to 1996 primarily because in 1996 cash was used to fund the acquisition of Hardy Oil & Gas USA, Inc. for $184.7 million, offset by an increase of $22.6 million for capital expenditures for oil and gas properties in 1997 over 1996 and $7.5 million lower proceeds from the sale of oil and gas properties from 1996 to 1997. Cash flows used in investing activities in 1996 increased by $98.5 million compared to 1995 primarily due to cash used to fund the acquisition of Hardy Oil & Gas USA, Inc. for $184.7 million, an increase of $3.9 million for capital expenditures for oil and gas properties and $13.2 million lower proceeds from the sale of oil and gas properties, offset in part by a $106.0 million decrease in issuance of long-term receivables to the Company's former affiliate.

                                                                 1997      1996      1995
                                                                ------    ------    -----
Cash flows provided by financing activities (in millions).......$ 14.3     $188.3   $102.4

        Cash flows provided by financing activities in 1997 decreased by $174.0 million compared to 1996 primarily because in 1996 cash was provided by $92.2 million of equity contributed by the Company's shareholders and the issuance of $99.5 million of senior subordinated notes, offset in part by proceeds of borrowings from the revolving credit facility in 1997 of $14.0 million. Cash flows provided by financing activities in 1996 increased by $85.9 million compared to 1995 primarily due to $92.2 million of equity contributed by the Company's shareholders and the issuance of $99.5 million of senior subordinated notes in 1996, compared to issuance of $60.0 million of senior notes and $46.0 million capital contributions by the Company's former parent during 1995.

        (ii) CHANGES IN PRICES AND HEDGING ACTIVITIES

        The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company's operations, management has adopted a policy of hedging oil and natural gas prices from time to time through the use of commodity futures, options and swap agreements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements.

        The following table sets forth the increase (decrease) in the Company's oil and gas sales as a result of hedging transactions and the effects of hedging transactions on prices during the periods indicated.


                                                                         Year Ended December 31
                                                                -------------------------------------
                                                                    1997         1996         1995
                                                                ----------    ---------     ---------
Increase (decrease) in natural gas sales (in thousands) .       $  (3,931)    $  (3,701)    $   1,020
Increase (decrease) in oil sales (in thousands) .........            (614)       (1,912)           --
Effect of hedging transactions on average gas sales price
      (per Mcf) .........................................           (0.22)        (0.18)         0.07
Effect of hedging transactions on average oil sales price
      (per Bbl) .........................................           (0.63)        (2.55)           --

        The following table sets forth the Company's open hedging contracts for oil and natural gas and the weighted average prices hedged under various swap agreements as of December 31, 1997.

                                  Natural Gas                              Crude Oil
                       -----------------------------------   --------------------------------------
                        Hedge Quantity       Fixed Price      Hedge Quantity         Fixed Price
                             Mmbtu             $/Mmbtu              Bbls                $/Bbl
                       ---------------       --------------   ----------------       --------------
April 1998                 1,200,000           $2.33                 -                    -
May 1998                   1,240,000            2.33                 -                    -
June 1998                  1,200,000            2.33                 -                    -
July  1998                 1,240,000            2.33                 -                    -
August 1998                1,240,000            2.33                 -                    -
September 1998             1,200,000            2.33                 -                    -
October 1998               1,240,000            2.33                 -                    -

        Subsequent to December 31, 1997, the Company entered into additional commodity price hedging contracts under swap agreements covering 1,240,000 Mmbtu of March 1998 natural gas production at an average fixed price of $2.18 per Mmbtu. Hedging arrangements through October 1998 cover approximately 37% of the Company's anticipated equivalent production for 1998.

        (iii) CAPITAL EXPENDITURES AND CAPITAL RESOURCES

        The following table presents major components of capital and exploration expenditures for each of the three years ended December 31.

                                                     1997       1996      1995
                                                     ----       ----      ----
Capital Expenditures (in millions):
      Leasehold acquisition-unproved properties     $  21.6   $  14.3   $   4.6
      Leasehold acquisition-proved properties           3.2        --        --
      Oil and gas exploration                          27.4      22.5      12.9
      Oil and gas development and other                16.7       9.6      24.3
                                                    -------   -------   -------
      Total capital expenditures                    $  68.7   $  46.4   $  41.8
                                                    =======   =======   =======

        Total capital expenditures for 1997 were $22.5 million more than 1996. The increase was due primarily to (1) the Company's continued focus on building and evaluating its exploration and exploitation prospect inventory, as evidenced by the increase in both leasehold acquisition-unproved properties ($7.3 million) and oil and gas exploration ($4.9 million) and (2) increased development-related spending, both to acquire additional interest in an existing proved property ($3.2 million) and in development expenditures on successful exploratory prospects ($7.1 million) . Total capital expenditures in 1996 were $4.6 million greater than 1995. The increase was due primarily to the Company's increased focus on building and evaluating its prospect inventory, as evidenced by the increase in both leasehold acquisition ($9.7 million) and oil and gas exploration ($9.6 million), offset by a decrease in development expenditures.

        The Company's board of directors has approved a plan to increase its 1998 capital expenditures to approximately $95.7 million, including approximately $7.0 million of capitalized interest and indirect costs, an increase of 39% from $68.9 million in 1997. Exploration spending, including leasehold acquisition of unproved properties, is planned at $53.8 million for 1998, up 10% from $49.0 million in 1997. Planned exploration expenditures include $20 million to augment the Company's leasehold position and seismic database, principally in the Deepwater Gulf of Mexico. The remainder of the exploration budget is slated for exploration and exploitation drilling of 11 or 12 wells, including 5 or 6 in the Deepwater Gulf of Mexico, 5 in the shallow waters of the Gulf and 1 onshore Gulf Coast. Planned development and other spending is $41.9 million, up 111% from $19.9 million in 1997. The 1998 development plan includes development expenditures for 4 exploratory discoveries made in 1997, 2 of which were in the Deepwater Gulf, and initial work on Mariner's "Pluto" Deepwater Gulf exploitation project. Also, at a Central Gulf of Mexico Oil and Gas Lease Sale conducted by the U.S. Department of the Interior's Minerals Management Service in March 1998, the Company was the apparent successful bidder, solely or with others, on 9 additional blocks in the Gulf deepwater. The Company's share of its apparent high bids was $29.2 million, net of partner reimbursements. After the award of these additional lease blocks, which is expected to occur in the second quarter of 1998, the Company's Deepwater Gulf of Mexico leasehold position and related 1998 capital expenditures are expected to exceed amounts anticipated in the Company's 1998 budget.

        Capital spending plans will be continuously evaluated throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions including drilling rig availability, future acquisitions and availability of capital. Though the 1998 capital expenditures plan does not include any acquisitions, the Company expects to selectively pursue acquisition opportunities for proved reserves where it believes significant operating improvement or exploration potential exists.

        The Company has used its Revolving Credit Facility with NationsBank of Texas, N.A. (see Note 4 to the Financial Statements) to partially fund its expenditures. The Revolving Credit Facility, which provides for a maximum $150 million revolving credit loan, carried a borrowing base of $58.0 million as of December 31, 1997, and $14.0 million of debt was outstanding as of December 31, 1997. The borrowing base is subject to semi-annual redetermination as of June 30 and December 31 of each year, and one additional redetermination per year may be requested by either NationsBank or the Company.

         In August 1996, the Company issued $100.0 million in 10 1/2% Senior Subordinated Notes Due 2006. Of the net proceeds of this issuance, $42.0 million was used to pay a dividend to Mariner Holdings, which in turn used the dividend to repay indebtedness incurred in connection with the Acquisition, and $50.0 million was used to repay all indebtedness then outstanding under the Company's Revolving Credit Facility.

        Equity capital has represented a significant source of capital for the Company. In 1996, $95.0 million was contributed to finance part of the Acquisition. In March 1998, Mariner Holdings, Inc. reached an agreement in principle with management shareholders and an affiliate of Enron Corp. to contribute approximately $28.0 million to $28.8 million of net equity capital, which is expected to be used to reduce borrowings on the Company's revolving credit facility and to supplement funding of the Company's 1998 capital expenditure plan. Closing of this transaction is expected to occur in April 1998. See further discussion of this transaction under Item 13. "Certain Relationships and Related Transactions - Planned 1998 Equity Investment".

        The Company expects to fund its activities in 1998 through a combination of cash flow from operations, the use of its Revolving Credit Facility to borrow funds required from time to time to supplement internal cash flows and by the equity financing mentioned above. However, after including the additional equity investment, the Company's capital resources still may not be sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance that anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures.

(e) YEAR 2000 ISSUES

        Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business transactions.

        The Company has reviewed the majority of its mission-critical software systems with the vendors from which the software was purchased, and the Company believes that these systems will be in compliance during 1998. Further assessment of less critical software systems is continuing and should be completed before the end of 1998. The Company believes that the potential impact, if any, of these systems not being Year 2000 compliant should not impact the Company's ability to continue exploration, drilling, production and sales activities. Based on software reviews conducted to date and other preliminary information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. If, however, the Company, its customers or vendors are unable to adequately resolve such processing issues in a timely manner, the Company's operations and financial results may be adversely affected.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         Index to Financial Statements

                                                                                         PAGE
Independent Auditors' Report .........................................................     23


Balance Sheets at December 31, 1997 and 1996 (Mariner Energy, Inc.) ..................     24


Statements of Operations for the year ended December 31, 1997, the nine months ended December 31, 1996 (Mariner Energy, Inc.), the three months ended
      March 31, 1996, and the year ended December 31, 1995 (Predecessor Company) .....     25


Statements of Stockholder's Equity for the year ended December 31, 1997, the nine months ended December 31, 1996 (Mariner Energy, Inc.), the three months ended March 31, 1996, and the year ended December 31, 1995 (Predecessor
      Company) .......................................................................     26


Statements of Cash Flows for the year ended December 31, 1997, the nine months ended December 31, 1996 (Mariner Energy, Inc.), the three months ended March 31, 1996, and the year ended December 31, 1995
      (Predecessor Company) ..........................................................     27


Notes to Financial Statements ........................................................     28


Supplemental oil and gas reserve and standardized measure information (unaudited) ....     39

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas

We have audited the accompanying financial statements of Mariner Energy, Inc. (the "Company"), formerly Hardy Oil & Gas USA Inc. (the"Predecessor Company"), as listed in the Index to Financial Statements in Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Energy, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996, the three months ended March 31, 1996, and the year ended December 31, 1995, in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
March 20, 1998

                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                              December  31,    December 31,
                                                                  1997             1996
                                                              -------------    ------------
              ASSETS
              ------
CURRENT ASSETS:
    Cash and cash equivalents                                    $   9,131      $  10,819
    Receivables                                                     18,585         13,571
    Prepaid expenses and other                                       3,628            418
                                                                 ---------      ---------
                    Total current assets                            31,344         24,808
                                                                 ---------      ---------

PROPERTY AND EQUIPMENT:
              Oil and gas properties, at full cost:
              Proved                                               222,829        169,728
              Unproved, not subject to amortization                 36,526         21,310
                                                                 ---------      ---------
                    Total                                          259,355        191,038
    Other property and equipment                                     2,222          1,671
    Accumulated depreciation, depletion and amortization           (84,236)       (24,600)
                                                                 ---------      ---------

                    Total property and equipment,  net             177,341        168,109
                                                                 ---------      ---------

OTHER ASSETS, Net of Amortization                                    3,892          3,832
                                                                 ---------      ---------

TOTAL ASSETS                                                     $ 212,577      $ 196,749
                                                                 =========      =========

              LIABILITIES AND STOCKHOLDER'S EQUITY
              ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                             $   5,556      $   2,930
    Accrued liabilities                                             29,908         12,288
    Accrued interest                                                 4,443          3,996
                                                                 ---------      ---------
                    Total current liabilities                       39,907         19,214
                                                                 ---------      ---------
ACCRUAL FOR FUTURE ABANDONMENT COSTS                                 1,922            957

LONG-TERM DEBT:
    Subordinated notes                                              99,574         99,525
    Revolving Credit Facility                                       14,000             --
                                                                 ---------      ---------
                    Total long-term debt                           113,574         99,525
                                                                 ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 7)                                  --             --

STOCKHOLDER'S EQUITY:
    Common stock, $1 par value; 1,000 shares authorized,
        issued and outstanding                                           1              1
    Additional paid-in-capital                                      96,075         95,744
    Accumulated deficit                                            (38,902)       (18,692)
                                                                 ---------      ---------
                    Total stockholder's equity                      57,174         77,053
                                                                 ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $ 212,577      $ 196,749
                                                                 =========      =========


The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                        Predecessor Company
                                                                      -------------------------
                                              Year       Nine Months  Three Months     Year
                                             Ended         Ended          Ended        Ended
                                          December 31,   December 31,   March 31,   December 31,
                                              1997          1996          1996          1995
                                          ------------   -----------  ------------  ------------
REVENUES:
   Oil sales                                $ 18,110      $  9,934      $  3,644      $  7,288
   Gas sales                                  45,940        38,588        10,134        26,021
                                            --------      --------      --------      --------
          Total revenues                      64,050        48,522        13,778        33,309
                                            --------      --------      --------      --------
COSTS AND EXPENSES:
   Lease operating expenses                   10,655         7,938         2,872         7,331
   Depreciation, depletion and
        amortization                          31,719        24,747         6,309        15,635
   Impairment of oil and gas properties       28,514        22,500            --            --
   General and administrative expenses         3,195         2,406           712         2,028
                                            --------      --------      --------      --------
          Total costs and expenses            74,083        57,591         9,893        24,994
                                            --------      --------      --------      --------
OPERATING INCOME (LOSS)                      (10,033)       (9,069)        3,885         8,315
INTEREST:
   Related party income                           --            --            57         8,472
   Other income                                  467           515         2,110           783
   Related party expense                          --            --          (381)       (1,610)
   Other expense                             (10,644)       (7,746)       (3,010)      (11,162)
   Write-off of Bridge Loan fees                  --        (2,392)           --            --
                                            --------      --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES            (20,210)      (18,692)        2,661         4,798
PROVISION FOR INCOME TAXES                        --            --            --           338
                                            --------      --------      --------      --------
NET INCOME (LOSS)                           $(20,210)     $(18,692)     $  2,661      $  4,460
                                            ========      ========      ========      ========

   The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                            COMMON STOCK        Additional                    TOTAL
                                        ----------------------   Paid-in       ACCUMULATED  STOCKHOLDER'S
                                         Shares      AMOUNT      Capital        DEFICIT       EQUITY
                                        ---------   ----------  ----------     -----------  -------------
PREDECESSOR COMPANY:
     Balance at January 1, 1995          1,000      $      1      $ 35,094     $(16,297)     $ 18,798

          Capital contribution              --            --        46,000           --        46,000

          Net income                        --            --            --        4,460         4,460
                                      --------      --------      --------     --------      --------
     Balance at December 31, 1995        1,000             1        81,094      (11,837)       69,258

          Net income                        --            --            --        2,661         2,661
                                      --------      --------      --------     --------      --------
     Balance at March 31, 1996           1,000             1        81,094       (9,176)       71,919

POST ACQUISITION:

          Adjustments due to
            Acquisition                     --            --        14,650        9,176        23,826

          Net loss                          --            --            --      (18,692)      (18,692)
                                      --------      --------      --------     --------      --------
     Balance at December 31, 1996        1,000             1        95,744      (18,692)       77,053

          Capital contribution              --            --           331           --           331

          Net loss                          --            --            --      (20,210)      (20,210)
                                      --------      --------      --------     --------      --------
     Balance at December 31, 1997        1,000      $      1      $ 96,075     $(38,902)     $ 57,174
                                      ========      ========      ========     ========      ========


   The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Predecessor Company
                                                                                      -------------------------
                                                            Year       Nine Months    Three Months      Year
                                                            Ended         Ended          Ended         Ended
                                                        December 31,    December 31,   March 31,    December 31,
                                                            1997           1996           1996          1995
                                                        ------------   -------------  ------------  -----------
OPERATING ACTIVITIES:
Net income (loss)                                       $ (20,210)     $ (18,692)     $   2,661      $   4,460
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation, depletion and amortization                 32,588         27,706          6,437         16,183
  Impairment of oil and gas properties                     28,514         22,500             --             --
  Imputed interest                                             --          1,322             --             --
Changes in operating assets and liabilities:
  Receivables                                              (5,014)          (769)        (1,873)        (2,747)
  Receivables from affiliates                                  --             --         (2,109)          (718)
  Other current assets                                     (3,210)          (317)          (307)            (1)
  Other assets                                               (483)            --             --             --
  Accounts payable and accrued liabilities                 20,693          6,955            832          5,060
  Payables to affiliates                                       --             --            (11)          (229)
                                                        ---------      ---------      ---------      ---------
    Net cash provided by operating activities              52,878         38,705          5,630         22,008
                                                        ---------      ---------      ---------      ---------
INVESTING ACTIVITIES:
  Purchase of Predecessor Company, net of
    cash of $5,438                                            --       (184,742)            --             --
  Additions to oil and gas properties                     (68,317)       (38,236)        (7,495)       (41,772)
  Additions to other property and equipment                  (551)          (741)          (153)          (211)
  Proceeds from sale of oil and gas properties                 --          7,528             --         20,688
  Issuance of long-term receivable to affiliates               --             --         (1,000)      (107,000)
  Repayment of long-term receivable from affiliates            --             --          3,000          5,000
                                                        ---------      ---------      ---------      ---------
    Net cash used in investing activities                 (68,868)      (216,191)        (5,648)      (123,295)
                                                        ---------      ---------      ---------      ---------
FINANCING ACTIVITIES:
  Principal payments of long-term debt                         --        (92,000)            --         (3,000)
  Principal payments on revolving credit facility              --        (50,000)            --             --
  Payments of debt issue costs                                (29)        (3,961)            --           (592)
  Issuance of guaranteed senior notes                          --             --             --         60,000
  Proceeds from Senior Subordinated Notes                      --         99,506             --             --
  Proceeds from long-term debt                                 --         92,000             --             --
  Proceeds from revolving credit facility                  14,000         50,000             --             --
  Additional capital contributed by Parent                     --         92,150             --         46,000
  Sale of common stock of parent                              331            610             --             --
                                                        ---------      ---------      ---------      ---------
    Net cash provided by financing activities              14,302        188,305             --        102,408
                                                        ---------      ---------      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,688)        10,819            (18)         1,121
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           10,819             --          5,456          4,335
                                                        ---------      ---------      ---------      ---------
CASH AND CASH  EQUIVALENTS AT END OF PERIOD             $   9,131      $  10,819      $   5,438      $   5,456
                                                        =========      =========      =========      =========


The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION -- For the year ended December 31, 1995, and for the three months ended March 31, 1996, Hardy Oil & Gas USA Inc., (the "Predecessor Company"), was a wholly owned subsidiary of Hardy Holdings Inc., which is a wholly owned subsidiary of Hardy Oil & Gas plc ("Hardy plc"), a public company incorporated in the United Kingdom. Pursuant to a stock purchase agreement dated April 1, 1996, Joint Energy Development Investments Limited Partnership ("JEDI"), which is an affiliate of Enron Capital & Trade Resources Corp. ("ECT"),together with members of management of the Predecessor Company, formed Mariner Holdings, Inc. ("Mariner Holdings"), which then purchased from Hardy Holdings Inc. all of the issued and outstanding stock of the Predecessor Company for a purchase price of approximately $185.5 million effective April 1, 1996 for financial accounting purposes (the "Acquisition"). (See Notes 2 and 3 to the Financial Statements.) As a result of the sale of Hardy Oil & Gas USA Inc.'s common stock, the Predecessor Company changed its name to Mariner Energy, Inc. (the "Company"). Additionally, ECT and Mariner Holdings entered into agreements with certain members of the Predecessor Company's management providing for a continued role of management in the Company after the Acquisition. The Company is primarily engaged in the exploration and exploitation for and development and production of oil and gas reserves, with principal operations both onshore and offshore Texas and Louisiana.

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

        OIL AND GAS PROPERTIES -- Oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Amortization of oil and gas properties is provided using the unit-of-production method based on estimated proved oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the sale or disposition represents a significant quantity of oil and gas reserves. The net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues (discounted at 10%) from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties. As a result of this limitation, a permanent impairment of oil and gas properties of approximately $28,514,000 and $22,500,000 was recorded during 1997 and 1996, respectively. Unproved properties are reviewed for impairment annually.

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

        INCOME TAXES -- The Predecessor Company's and the Company's taxable income are included in a consolidated United States income tax return with Hardy Holdings Inc. and Mariner Holdings Inc., respectively. The intercompany tax allocation policy provides that each member of the consolidated group compute a provision for income taxes on a separate return basis. The Company records its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, an asset and liability approach is required which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities (see Note 8 to the Financial Statements).

                              MARINER ENERGY, INC.

        CAPITALIZED INTEREST COSTS -- The Company capitalizes interest based on the cost of major development projects which are excluded from current depreciation, depletion, and amortization calculations. Capitalized interest costs approximated $729,000, $449,000 and $1,265,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

         FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash and cash equivalents, receivables, payables, and debt. At December 31, 1997 and 1996, the estimated fair value of the Company's Senior Subordinated Notes was approximately $100,000,000. The estimated fair value was determined based on borrowing rates available at December 31, 1997 and 1996, respectively, for debt with similar terms and maturities. The carrying amount of the Company's other financial instruments approximates fair value.

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

         PRICE FLUCTUATIONS -- Subsequent to December 31, 1997, crude oil and natural gas market prices had fallen from the December 31, 1997 levels used by the Company to establish price assumptions for the calculation of its oil and gas reserve basis at December 31, 1997. The NYMEX crude oil contract price was $16.15 per Bbl for the month of March 1998, down from an average price of $18.320 per Bbl for the month of December 1997. The final three day NYMEX average price of natural gas for the month of March 1998 was $2.227 per Mmbtu, down from the average for the month of December 1997 of $2.682 per Mmbtu.

         MAJOR CUSTOMERS -- During the year ended December 31, 1997, sales of oil and gas to four purchasers accounted for 19%, 19%, 18% and 14% of total revenues. During the year ended December 31, 1996, sales of oil and gas to four purchasers accounted for 15%, 13%, 13% and 10% of total revenues. During the year ended December 31, 1995, sales of oil and gas to three purchasers accounted for 20%, 20% and 12% of total revenues. Management believes that the loss of any of these purchasers would not have a material impact on the Company's financial condition or results of operations.

                              MARINER ENERGY, INC.

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

        The sources and uses of funds related to financing the Acquisition (See
Note 1 to the Financial Statements) were as follows:

                          Sources of Funds
                            (in millions)
      Bridge loan provided by JEDI(1) ..............     $   92.0
      Common stock purchased by JEDI(2) ............         95.0
      Working capital provided by the Company ......          6.0
                                                         --------
      Total ........................................     $  193.0
                                                         ========
                           Uses of Funds
                           (in millions)

Acquisition purchase price .........................     $  185.5
Acquisition costs and other expenses(3) ............          7.5
                                                         --------
      Total ........................................     $  193.0
                                                         ========

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

         (3) Includes $2.9 million of fees and expenses paid to JEDI associated with the purchase of the common stock by JEDI, $2.6 million of expenses paid to JEDI associated with the implementation of the JEDI Bridge Loan and $2.0 million of other transaction fees and expenses (See Note 4 to the financial statements).

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

                              MARINER ENERGY, INC.

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

        The allocation of the purchase price (including fees and expenses) is summarized as follows (in millions of dollars):

Current assets .........................     $   18.3
Property and equipment .................        181.4
Other noncurrent assets ................          2.6
Liabilities assumed ....................        (12.2)
                                             --------
      Total ............................     $  190.1
                                             ========

        The following unaudited pro forma financial data have been prepared assuming that the Acquisition and the related financing were consummated on January 1, 1995. Amounts are in thousands:


                                   Year Ended December 31,
                                   -----------------------
                                     1996         1995
                                   --------     --------
Revenues .....................     $ 62,300     $ 33,309

Net income (loss) ............     $  6,511     $ (1,956)

3.      RELATED-PARTY TRANSACTIONS

        RECEIVABLES FROM AFFILIATES -- Effective May 26, 1993, the Company entered into a $20 million lending facility with Hardy Petroleum Limited. At December 31, 1995, $1 million was outstanding under this lending facility. Advances bore interest at 7.88% and the Company earned interest income of approximately $3,000 on the receivable for the three months ended March 31, 1996, and $314,000 on the receivable for the year ended December 31, 1995. (See
Note 2 to the Financial Statements).

        Effective January 10, 1995, the Company entered into a $23 million lending facility with Hardy plc. At December 31, 1995, $23 million was outstanding under this lending facility. The maturity date of May 31, 2001 could be extended to May 31, 2003 at the election of either party, and advances bore interest at 7.77%. The Company earned interest income of approximately $452,000 on the receivable for the three months ended March 31, 1996 and $1,762,000 on the receivable for the year ended December 31, 1995. (See Note 2 to the Financial Statements).

                              MARINER ENERGY, INC.

        Effective January 11, 1995, the Company entered into a $23 million lending facility with Hardy plc which bore interest on advances at 7.07% and matured on November 30, 1997. At December 31, 1995, $23 million was outstanding under this lending facility. The Company earned interest income of approximately $411,000 on the receivable for the three months ended March 31, 1996, and $1,599,000 on the receivable for the year ended December 31, 1995. (See Note 2 to the Financial Statements).

        Effective January 12, 1995, the Company entered into a $59 million lending facility with Hardy plc. At December 31, 1995, $59 million was outstanding under this lending facility. The maturity date of November 30, 2000 could be extended to November 30, 2004 at the election of either party, and advances bore interest at 8.46%. The Company earned interest income of approximately $1,244,000 on the receivable for the three months ended March 31, 1996, and $4,780,000 on the receivable for the year ended December 31, 1995. (See Note 2 to the Financial Statements).

        DEBT TO AFFILIATE -- At December 31, 1995, the Company had $23,500,000 outstanding under a $45 million loan facility with Hardy plc. The borrowed amount bore interest at the London Interbank Offered Rate ("LIBOR") plus 0.75%. The agreement, as modified, contained certain restrictive covenants relating to the maintenance of certain measures of financial position during the term of the loan. At December 31, 1995, the Company was in compliance with all such covenants. The loan was to mature on June 1, 1998. The Company incurred interest expense of approximately $381,000 on the debt during the three months ended March 31, 1996 and $1,610,000 on the debt during the year ended December 31, 1995. (See Note 2 to the Financial Statements).

        GENERAL AND ADMINISTRATIVE EXPENSES -- Prior to April 1, 1996, the Company paid an affiliate for various administrative support services. Included in general and administrative expenses was approximately $29,000 for the three months ended March 31, 1996, and $230,000 for the year ended December 31, 1995, for such services. In management's opinion, such allocated expenses reasonably represented expenses incurred by the affiliate on behalf of the Company.

        AFFILIATE TRANSACTIONS SUBSEQUENT TO THE ACQUISITION -- Enron Corp. is the parent of ECT, and an affiliate of Enron and ECT is the general partner of JEDI. Accordingly, Enron may be deemed to control JEDI, Mariner Holdings and the Company. In addition, six of the Company's directors are officers of Enron or affiliates of Enron. Enron and certain of its subsidiaries and other affiliates collectively participate in many phases of the oil and natural gas industry and are, therefore, competitors of the Company. In addition, ECT and JEDI have provided, and may in the future provide, and ECT Securities Corp. has assisted, and may in the future assist, in arranging financing to non-affiliated participants in the oil and natural gas industry who are or may become competitors of the Company. Because of these various conflicting interests, ECT, the Company, JEDI and the members of the Company's management who are also stockholders of Mariner Holdings have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

        The Company expects that from time to time it will engage in various commercial transactions and have various commercial relationships with Enron and certain affiliates of Enron, such as holding and exploring, exploiting and developing joint working interests in particular prospects and properties, engaging in hydrocarbon price hedging arrangements and entering into other oil and gas related or financial transactions. For example, there are several prospects in which both an affiliate of Enron and the Company have working interests. Such interests were acquired in the ordinary course of business pursuant to bids, joint or otherwise. Any wells drilled will be subject to joint operating agreements relating to exploration and possible production and will be subject to customary business terms. Furthermore, the Company has entered into several agreements with Enron or affiliates of Enron for the purpose of hedging oil and natural gas prices on the Company's future production. Certain of the Company's debt instruments restrict the Company's ability to engage in transaction with its affiliates, but those restrictions are subject to significant exceptions. See "Item 13 Certain Relationships and Related Transactions -- Enron". The Company believes that its current agreements with Enron and its affiliates are, and anticipates that any future agreements with Enron and its affiliates will be, on terms no less favorable to the Company than would be contained in an agreement with a third party.

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

        REVOLVING CREDIT FACILITY -- On June 28, 1996, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with NationsBank of Texas, N.A. as agent for a group of lenders (the "Lenders"). The Revolving Credit Facility provides for a maximum $150 million revolving credit loan and matures on June 28, 1999. The borrowing base under the Revolving Credit Facility is currently $58 million and is subject to periodic redetermination. The Revolving Credit Facility is unsecured. On June 28, 1996, the Company borrowed $50 million under the Revolving Credit Facility and used the proceeds to pay a dividend to Mariner Holdings, which was used by Mariner Holdings to partially repay the JEDI Bridge Loan. During August 1996, the outstanding balances of both the Revolving Credit Facility and the JEDI Bridge Loan were repaid with the proceeds from the issuance of the Company's 10 1/2% Senior Subordinated Notes.

                              MARINER ENERGY, INC.

        Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, at either (i) LIBOR plus 0.75% to 1.25% (depending upon the level of utilization of the Borrowing Base) or (ii) the higher of (a) the agent's prime rate or (b) the federal funds rate plus 0.5%. The Company incurs a quarterly commitment fee ranging from 0.25% to 0.375% per annum on the average unused portion of the Borrowing Base, depending upon the level of utilization.

        The Revolving Credit Facility contains various restrictive covenants which, among other things, restrict the payment of dividends, limit the amount of debt the Company may incur, limit the Company's ability to make certain loans and investments, limit the Company's ability to enter into certain hedge transactions and provide that the Company must maintain a specified relationship between cash flow and fixed charges and cash flow and interest on indebtedness. As of December 31, 1997, the Company was in compliance with all such requirements.

        10 1/2% SENIOR SUBORDINATED NOTES -- On August 14, 1996 the Company completed the sale of $100 million principal amount of 10 1/2% Senior Subordinated Notes Due 2006, (the "Notes"). The proceeds of the Notes were used by the Company to (i) pay a dividend to Mariner Holdings, which used the dividend to fully repay the JEDI Bridge Loan incurred in the Acquisition, and
(ii) repay the Revolving Credit Facility. The Notes bear interest at 10 1/2% payable semiannually in arrears on February 1 and August 1 of each year. The Notes are unsecured obligations of the Company, and are subordinated in right of payment to all senior debt (as defined in the indenture governing the Notes) of the Company, including indebtedness under the Revolving Credit Facility.

        The indenture pursuant to which the Notes are issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, redeem capital stock, make investments, enter into transactions with affiliates, sell assets and engage in mergers and consolidations. As of December 31, 1997, the Company was in compliance with all such requirements.

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

        The Company paid interest on all outstanding indebtedness of $10,926,000 for the year ended December 31, 1997 and $10,656,000 for the nine months ended December 31, 1996, and the Predecessor Company paid $466,000 for the three months ended March 31, 1996 and $13,670,000 for the year ended December 31, 1995.


5.      STOCKHOLDER'S EQUITY

        PRE-ACQUISITION CAPITAL CONTRIBUTIONS -- The Predecessor Company received capital contributions of $46,000,000 from Hardy Holdings Inc., which was ultimately contributed from Hardy plc, during the year ended December 31, 1995.

                              MARINER ENERGY, INC.

        STOCK OPTION PLAN -- During June 1996, Mariner Holdings established the Mariner Holdings, Inc. 1996 Stock Option Plan (the "Plan") providing for the granting of stock options to key employees and consultants. Options granted under the Plan will not be less than the fair market value of the shares at the date of grant. The maximum number of shares of Mariner Holdings common stock that may be issued under the Plan is 142,800.

        At December 31, 1997, options (the "Options") to purchase 140,169 shares had been granted at an exercise price of $100 per share. The Options generally become exercisable as to one-fifth on each of the first five anniversaries of the date of grant. The Options expire seven years after the date of grant.

        The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of Financial Accounting Standards Board Statement 123 ("FAS 123"), the Company's net loss for the year ended December 31, 1997 and for the nine months ended December 31, 1996 would have increased $777,000 and $356,000, respectively to $20,987,000 and $19,048,000 respectively. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option grant is estimated on the date of grant using a present value calculation, risk free interest of 6.6%, no dividends and expected life of 5 years. Stock options available for future grant amounted to 2,631 shares at December 31, 1997. Exercisable stock options amounted to 25,666 shares at December 31, 1997.

        SUBSEQUENT EVENT: PLANNED 1998 EQUITY INVESTMENT -- In March 1998, Mariner Holdings, Inc. reached an agreement in principle with management shareholders and an affiliate of Enron Corp. to contribute approximately $28.0 million to $28.8 million of net equity capital, which is expected to be used to reduce borrowings on the Company's revolving credit facility and to supplement funding of the Company's 1998 capital expenditure plan.
Closing of this transaction is expected to occur in April 1998.


6.      EMPLOYEE BENEFIT AND ROYALTY PLANS

        EMPLOYEE CAPITAL ACCUMULATION PLAN -- The Company provides all full-time employees participation in the Employee Capital Accumulation Plan (the "Plan") which is comprised of a contributory 401(k) savings plan and a discretionary profit sharing plan. Under the 401(k) feature, the Company, at its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 50% of each eligible participant's matched salary reduction contribution as defined by the Plan. Under the discretionary profit sharing contribution feature of the Plan, the Company's contribution, if any, shall be determined annually and shall be 4% of the lesser of the Company's operating income or total employee compensation and shall be allocated to each eligible participant pro rata to his or her compensation. During 1997, 1996 and 1995, the Company contributed $200,000, $165,000 and $163,000, respectively, to the Plan. This plan is a continuation of a plan provided by the Predecessor Company.

        OVERRIDING ROYALTY INTERESTS -- Pursuant to agreements, certain key employees and consultants are entitled to receive, as incentive compensation, overriding royalty interests ("Overriding Royalty Interests") in certain oil and gas prospects acquired by the Company. Such Overriding Royalty Interests entitle the holder to receive a specified percentage of the gross proceeds from the future sale of oil and gas (less production taxes), if any, applicable to the prospects.

7.      COMMITMENTS AND CONTINGENCIES

        MINIMUM FUTURE LEASE PAYMENTS -- The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum rental obligations under the Company's operating leases in effect at December 31, 1997 are as follows (in thousands):

1998 ...................................     $  548
1999 ...................................        537
2000 ...................................        537
2001 ...................................        269
2002 ...................................         --
                                             ------

      Total ............................     $1,891
                                             ======

        Rental expense, before capitalization, was approximately $544,000, $427,000 and $391,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

        The following table sets forth the results of hedging transactions during the periods indicated:

                                                      Year Ended December 31,
                                              --------------------------------------------
                                                 1997             1996              1995
                                              ----------       ----------        ---------
Natural gas quantity hedged (Mmbtu)           13,573,500       13,482,900        5,890,000
Increase (decrease) in natural gas sales     ($3,931,000)     ($3,701,000)      $1,020,000
Crude oil quantity hedged (Bbls)                 118,000          428,000               --
Increase (decrease) in crude oil sales         ($614,000)     ($1,912,000)              --

        The following table sets forth the Company's open hedging contracts for oil and natural gas and the weighted average prices fixed under various swap agreements entered into as of December 31, 1997.

                                                        Natural Gas
                                          ------------------------------------
                                                     Weighted      Fair Market
                                          MMBTU    Average Price     Value(1)
                                          -----    -------------   ------------
April - October 1998 ................   8,560,000     $ 2.33       $1.6 million

(1) The fair market value was calculated using prices derived from NYMEX futures contract prices and related basis swap contract prices existing at December 31, 1997.

                                                MARINER ENERGY, INC.

8.      INCOME TAXES


         The following table sets forth a reconciliation of the statutory federal income tax with the income tax provision:

(Thousands of dollars)                                                                    Predecessor Company
                                                                                 --------------------------------------
                                      Year Ended                                                         Year Ended
                                      December 31          9 Months Ended         3 Months Ended        December 31,
                                         1997                12/31/96                 3/31/96               1995
                                   ------------------    -----------------       -----------------    -----------------
                                       $         %           $        %              $        %           $        %
                                   ----------  ------    ----------  -----       ---------  ------    ---------  ------
Income (loss) before income taxes     (20,210)     --       (18,692)    --           2,661      --        4,798      --
Income tax expense (benefit)
computed at statutory rates            (7,074)    (35)       (6,542)   (35)            931      35        1,679      35
Change in valuation allowance           6,871      34         8,125     43          (3,597)   (135)      (1,261)    (26)
Other                                     203       1        (1,583)    (8)          2,666     100          (80)     (2)
                                   ----------  ------    ----------  -----       ---------  ------    ---------  ------
Tax Expense                                --      --            --     --              --      --          338       7
                                   ==========  ======    ==========  =====       =========  ======    =========  ======

         No federal income taxes were paid by the Company during the year ended December 31, 1997, the nine months ended December 31, 1996, or the three months ended March 31, 1996. Federal income tax paid by the Company during the year ended December 31, 1995 was $338,000.

         The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The deferred tax position for 1995 relates to the Predecessor. For tax purposes, a new entity was deemed to have been created as a result of an election made in accordance with Internal Revenue Code Section 338 (h)(10) to treat the stock acquisition of Hardy Oil & Gas USA Inc. as a deemed asset acquisition whereby the acquired assets and liabilities were revalued to their fair market value for tax purposes. As a result, the Company has a deferred tax position for 1997 and 1996 that bears no relation to the deferred tax position of the Predecessor for 1995. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                                                        Predecessor
                                                                                           Company
                                                                                        -----------
                                                                1997          1996          1995
                                                              --------      --------      --------
Deferred tax assets:
     Net operating loss carryforwards                         $ 10,410      $  6,323      $ 28,157
     Alternative minimum tax credit carryforward                    --            --           321
     Other                                                          --            --           959
     Differences between book and tax bases of properties        4,586         1,802            --
                                                              --------      --------      --------
                                                                14,996         8,125        29,437
Valuation allowance                                            (14,996)       (8,125)       (9,383)
                                                              --------      --------      --------
Total net deferred tax assets                                       --            --        20,054
                                                              --------      --------      --------
Deferred tax liabilities --
     Differences between book and tax bases of properties           --            --       (20,054)
                                                              ========      ========      ========
          Total net deferred taxes                            $     --      $     --      $     --
                                                              ========      ========      ========

                              MARINER ENERGY, INC.

         As of December 31, 1997, the Company has a cumulative net operating loss carryforward ("NOL") for federal income tax purposes of approximately $30.6 million, which expires in the year 2012 or after. SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Because of the uncertain nature of their ultimate realization, as well as past performance and the NOL expiration date, the Company has established a valuation allowance against this NOL carryforward benefit and for all net deferred tax assets in excess of net deferred tax liabilities.

9.      OIL AND GAS PRODUCING ACTIVITIES AND CAPITALIZED COSTS

         The results of operations from the Company's oil and gas producing activities were as follows (in thousands):

                                                                                              Predecessor Company
                                                                                     --------------------------------------
(Note: All of the Company's oil and gas     Year ended       Nine months ended       Three months ended      Year ended
revenues were from proved developed     December 31, 1997    December 31, 1996         March 31, 1996     December 31, 1995
properties located in the United        -------------------  -------------------     -------------------  -----------------
States.)
Oil and gas sales                             $ 64,050           $ 48,522                  $ 13,778           $ 33,309
Production costs                               (10,655)            (7,938)                   (2,872)            (7,331)
Depreciation, depletion and amortization       (31,719)           (24,747)                   (6,309)           (15,635)
Impairment of oil and gas properties           (28,514)           (22,500)                       --                 --
Income tax expense                                  --                 --                        --               (338)
                                              --------           --------                  --------           --------
    Results of operations                     $ (6,838)          $ (6,663)                 $  4,597           $ 10,005
                                              ========           ========                  ========           ========

         Costs incurred in property acquisition, exploration and development activities were as follows (in thousands, except per equivalent mcf amounts):

                                                                                              Predecessor Company
                                                                                     --------------------------------------
                                           Year ended        Nine months ended        Three months ended      Year ended
                                          December 31,         December 31,             March 31, 1996       December 31,
                                              1997                  1996                                         1995
                                        -----------------  ----------------------    ---------------------  ---------------
Property acquisition costs
     Unproved properties                     $21,569              $13,477                    $   949             $ 4,594
     Proved properties                         3,250                   --                         --                  --
Exploration costs                             27,364               18,627                      3,903              12,866
Development costs                             16,133                6,132                      2,643              24,312
                                             -------              -------                    -------             -------
    Total costs                              $68,316              $38,236                    $ 7,495             $41,772
                                             =======              =======                    =======             =======
Depreciation, depletion and
amortization rate per equivalent mcf         $  1.33              $  1.33                    $  1.00             $  0.96

         The Company capitalizes internal costs associated with exploration activities. These capitalized costs approximated $4,418,000, $4,362,000 and $4,264,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

                              MARINER ENERGY, INC.

         The following table summarizes costs related to unevaluated properties which have been excluded from amounts subject to amortization at December 31, 1997. The Company regularly evaluates these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within three years.

                                                                                Predecessor Company
                                                                  --------------------------------------------
                                                 Nine months      Three months
                                 Year ended         ended             ended        Year ended                          Total at
                                December 31,     December 31,        March 31,     December 31,         Prior         December 31,
                                    1997             1996              1996           1995              Years             1997
                                ------------     ------------      -----------     ------------        -------        ------------
Property
 Acquisition costs ......          $18,707          $ 8,489          $    88          $ 1,687          $   511          $29,482
Exploration costs .......            5,789              497              352              164               70            6,872
Development costs .......              172               --               --               --               --              172
                                   -------          -------          -------          -------          -------          -------
    Total ...............          $24,668          $ 8,986          $   440          $ 1,851          $   581          $36,526
                                   =======          =======          =======          =======          =======          =======

         Approximately 79% of excluded costs at December 31, 1997 relate to activities in the Deepwater Gulf of Mexico and the remaining 21% relates to activities in the Gulf of Mexico shallow waters and onshore areas near the Gulf.


10. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

         Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion. Also included in the Company's proved undeveloped reserves as of December 31, 1997 were reserves expected to be recovered from wells for which certain drilling and completion operations had occurred as of that date, but significant future capital expenditures were required to bring the wells into commercial production.

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

                              MARINER ENERGY, INC.

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


                    Estimated Quantities of Proved Reserves
                                 (in thousands)

                                                   Oil (Bbl)           Gas (Mcf)
                                                    --------           --------
December 31, 1994                                      6,900            100,645
  Revisions of previous estimates                        307             14,113
  Extensions, discoveries and other additions             46              2,476
  Sales of reserves in place                            (160)            (5,134)
  Production                                            (424)           (13,770)
                                                    --------           --------

December 31, 1995                                      6,669             98,330
  Revisions of previous estimates                          3               (518)
  Extensions, discoveries and other additions          1,168             24,326
  Sales of reserves in place                          (1,810)            (9,425)
  Production                                            (750)           (20,429)
                                                    --------           --------

December 31, 1996                                      5,280             92,284
  Revisions of previous estimates                        210             (1,817)
  Extensions, discoveries and other additions          2,062             46,166
  Purchase of reserves in place                           55              2,737
  Production                                            (977)           (18,004)
                                                    --------           --------

December 31, 1997                                      6,630            121,366
                                                    ========           ========

               Estimated Quantities of Proved Developed Reserves
                                 (in thousands)

                                                     Oil (Bbl)         Gas (Mcf)
                                                     --------          --------
December 31, 1994                                      4,037            83,192
December 31, 1995                                      4,357            87,843
December 31, 1996                                      3,456            83,529
December 31, 1997                                      3,486            76,343

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

                              MARINER ENERGY, INC.

            Standardized Measure of Discounted Future Net Cash Flows
                                 (in thousands)

                                                                    Year ended December 31,
                                                             ---------------------------------------
                                                                1997           1996           1995
                                                             ---------      ---------      ---------
Future cash inflows                                          $ 447,681      $ 548,451      $ 370,471
Future production costs                                       (109,405)      (103,777)      (108,980)
Future development costs                                       (73,568)       (20,413)       (16,956)
Future income taxes                                            (35,346)       (90,971)       (37,518)
                                                             ---------      ---------      ---------
Future net cash flows                                          229,362        333,290        207,017
Discount of future net cash flows at 10% per annum             (52,903)       (78,914)       (46,502)
                                                             ---------      ---------      ---------
Standardized measure of discounted future net cash flows     $ 176,459      $ 254,376      $ 160,515
                                                             =========      =========      =========

         During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets and in the United States, including the posted prices paid by purchasers of the Company's crude oil. The weighted average prices of oil and gas at December 31, 1997, 1996 and 1995, used in the above table, were $16.43, $25.16 and $18.08 per Bbl, respectively, and $2.79, $4.50 and $2.54 per Mcf, respectively.

         The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                                                         Year ended December 31,
                                                                 ----------------------------------------
                                                                     1997           1996           1995
                                                                  ---------      ---------      ---------
Sales and transfers of oil and gas produced,
   net of production costs ..................................     $ (53,395)     $ (51,505)     $ (25,963)

 Net changes in prices and production costs .................      (132,658)       120,843         64,363

 Extensions and discoveries, net of future
  development and production costs ..........................        42,717         62,551          5,712

 Development costs during period ............................         4,188             --             --

 Revision of previous quantity estimates ....................          (730)        (1,293)        18,076

 Purchases of reserves in place .............................         6,071             --             --

 Sales of reserves in place .................................            --        (10,813)        (6,141)

 Net change in income taxes .................................        29,619        (36,082)        (7,191)

 Accretion of discount before income taxes ..................        30,336         17,342          9,532

 Changes in production rates (timing) and
  other .....................................................        (4,065)        (7,182)        12,523
                                                                  ---------      ---------      ---------
 Net change .................................................     $ (77,917)     $  93,861      $  70,911
                                                                  =========      =========      =========

                              MARINER ENERGY, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the executive officers and directors of the Company and a key consultant to the Company as of March 1, 1998. All directors are elected for a term of one year and serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.

   Name                   Age                 Position with the Company
   ----                   ---                 -------------------------
Robert E. Henderson       45     Chairman of the Board, President and Chief Executive Officer
Richard R. Clark          42     Senior Vice President of Production and Director
Michael W. Strickler      42     Senior Vice President of Exploration and Director
James M. Fitzpatrick      47     Vice President of Land and Legal, Corporate Secretary
Gregory K. Harless        48     Vice President of Oil and Gas Marketing
W. Hunt Hodge             42     Vice President of Administration
Frank A. Pici             42     Vice President of Finance and Chief Financial Officer
Clinton D. Smith          43     Vice President of Operations
David S. Huber            47     Consultant and Deep Water Projects Manager
Richard B. Buy            46     Director
Mark E. Haedicke          43     Director
Stephen R. Horn           40     Director
Gene E. Humphrey          50     Director
Jere C. Overdyke, Jr.     46     Director
Frank Stabler             45     Director

         Mr. Henderson has been Chairman of the Board of the Company since May 1996, President and Chief Executive Officer since 1987 and a director since 1985. From 1984 to 1987, he served the Co mpany or predecessors as Vice President of Finance and Chief Financial Officer. From 1976 to 1984, he held various positions with ENSTAR Corporation. Additionally, Mr. Henderson served as the Company's Chief Financial Officer from August 1996, when the former Chief Financial Officer ceased to serve in that position, through November 1996.

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

         Mr. Buy has served as a director since January 1997. Since 1994 he has been an employee of ECT, currently serving as a Managing Director of Enron Capital Management, a division of Enron Corp. Prior to joining ECT Mr. Buy was a Vice President at Bankers Trust in the Energy Group.

         Mr. Haedicke has served as a director since October 1997. He is currently Managing Director, Legal, of ECT. Mr. Haedicke also serves on the board of directors of the International Swaps and Derivatives Association, Inc. and he holds a seat on the New York Mercantile Exchange. He has been associated with ECT since its inception in 1990.

         Mr. Horn has served as a director since November 1997. Since 1996, he has been as employee and Vice President, Equity Investments, of ECT. Prior to joining ECT, Mr. Horn was a principal in Yellowstone Energy Partners, a private equity investing firm in Houston, Texas.

         Mr. Humphrey has served as a director since May 1996. Since 1990 he has been an employee of ECT, currently serving as Vice Chairman. Prior to joining ECT Mr. Humphrey was a Vice President in Citibank's Petroleum Department.

         Mr. Overdyke has served as a director since May 1996. Since 1991 he has been an employee of ECT or one of its affiliates, currently serving as a Managing Director of Enron International, Inc. Mr. Overdyke has over 20 years of experience in the energy sector and has held various financial and management positions with public and private independent exploration and production companies.

         Mr. Stabler has served as a director since May 1996. He is currently a Managing Director of Enron International, Inc. and has held positions with ECT since 1992. From 1989 to 1992, Mr. Stabler served as Manager of Investor Services for American Exploration Company.

         The Stockholders' Agreement requires that the Board of Directors of the Company include at least three nominees of the Management Stockholders. Currently, those three representatives are Messrs. Henderson, Clark and Strickler. The remaining board members are to include nominees of JEDI. See "Certain Relationships and Related Transactions -- Stockholders' Agreement and Related Matters" on page 49.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual compensation for the Company's Chief Executive Officer and the four other most highly compensated executive officers for the three fiscal years ended December 31, 1997. These individuals are sometimes referred to as the "named executive officers".

                                                                                     Long-Term
                                                     Annual Compensation           Compensation
                                                ------------------------------     Received from
                                                                Other Annual     Overriding Royalty         All Other
Name and Principal Position                       Salary       Compensation(1)       Program(2)        Compensation(3)
------------------------------                   --------      ---------------  ---------------------  ---------------
Robert E. Henderson                  1997        $255,000        $  6,000            $394,136               $  315
President and                        1996         236,000           6,000             421,311                  306
Chief Executive Officer              1995         232,350           6,000             216,585                  306

Richard R. Clark                     1997         185,000           6,000             237,982                  306
Senior Vice President                1996         166,500           6,000             247,971                  306
of Production                        1995         161,625           6,000             142,040                  306

Michael W. Strickler                 1997         165,000           6,000             234,603                  306
Senior Vice President                1996         150,000           5,880             258,731                  306
of Exploration                       1995         145,500           5,640             151,512                  306

Frank A. Pici                        1997         146,000           2,747                   0                  306
Vice President of Finance and        1996          12,167               0                   0                   26
Chief Financial Officer              1995               0               0                   0                    0

Clinton D. Smith                     1997         140,700           5,367              60,449                  306
Vice President of Operations         1996         131,500           5,154              96,447                  306
                                     1995         127,525           4,944              67,764                  306

         (1) Amounts shown reflect the Company's contribution under the discretionary profit sharing feature of its Employee Capital Accumulation Plan. See "-- 401(k) Plan". For each of the named executive officers, the aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the officer's total annual salary and bonus and information with respect thereto is not included.
         (2) Does not include amounts received as a result of sales of overriding royalty interests by individuals, normally in connection with sales of properties by the Company. No such sales were made in 1997 or 1996.
         (3) Amounts shown reflect insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officers.

EMPLOYMENT AGREEMENTS

         The Company and each of the named executive officers have entered into employment agreements (each, an "Employment Agreement" and collectively, the "Employment Agreements") for initial terms of five years in the case of Messrs. Henderson, Clark and Strickler and three years in the case of Messrs. Pici and Smith. The Employment Agreements then extend for six months in the case of Messrs. Henderson, Clark and Strickler and three months in the case of Messrs. Pici and Smith, unless notice of termination is given by either the Company or the named executive officer at least three or six months before the end of the term. Under the Employment Agreements, the annual salaries are $255,000, $185,000, $165,000, $146,000 and $140,700 for Messrs. Henderson, Clark,
Strickler, Pici and Smith, respectively, which the Company may in its discretion increase. The named executive officers are eligible for participation in any medical, dental, life and accidental death and dismemberment insurance programs and retirement, pension, deferred compensation and other benefit programs instituted by the Company from time to time. The employees are also entitled to vacation, reimbursement of certain expenses and, depending upon the Employment Agreement, either an automobile allowance or a leased vehicle of the Company's choice and reimbursement for expenses related to the use of that leased vehicle. As incentive compensation, the named executive officers are entitled to overriding royalty interests in certain oil and gas prospects acquired by the Company. See "Overriding Royalty Program".

         If a named executive officer's Employment Agreement is terminated by the Company, with or without Cause (as defined in each Employment Agreement) or by the named executive officer for Good Reason (as defined in each Employment Agreement), the named executive officer will be entitled to, among other things, (i) his or her salary and other benefits through the end of the initial term or extended term of the Employment Agreement (to be paid in a lump sum cash payment in the case of termination by the Company without Cause or termination by the named executive officer for Good Reason), (ii) a lump sum cash payment equal to six, nine or 12 months' salary, depending upon the Employment Agreement (12 months in the case of Mr. Henderson, nine months in the case of Messrs. Clark and Strickler, and six months in the case of Messrs. Pici and Smith), (iii) a lump sum cash payment equal to all vacation time carried forward from a previous year and all earned and unused vacation time for the then current year and (iv) an assignment of vested overriding royalty interests. See "-- Overriding Royalty Interests". If a named executive officer's Employment Agreement is terminated by the named executive officer without Good Reason, he will be entitled to the amounts specified in the preceding sentence except that he will not be entitled to the lump sum cash payment described in clause (ii). Any amounts paid on termination of an Employment Agreement will be grossed-up to cover any applicable taxes.

         Each named executive officer has agreed that during the term of his Employment Agreement, and for 12 months thereafter in the case of Messrs. Henderson, Clark and Strickler and six months thereafter in the case of Messrs. Pici and Smith, if the named executive officer's Employment Agreement is terminated by the Company for Cause or by the named executive officer other than for Good Reason, he will not compete with the Company for business or hire away the Company's employees.

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

         Shares of Mariner Holdings common stock purchased pursuant to the exercise of an Option are subject to the terms of the Stockholders' Agreement. See "Certain Relationships and Related Transactions--Stockholders' Agreement and Related Matters" on page 49.

         The following table sets forth certain information with respect to individual grants of options by Mariner Holdings to the named executive officers during 1997.

                                                                                     Potential Realizable
                                                                                    Value at Assumed Annual
                              Number of     Percentage of                           Rates of Stock Price
                             Securities    Total Options                              Appreciation for
                             Underlying     Granted to      Exercise                    Option Term
                          Options Granted   Employees        or Base    Expiration ----------------------
Name                      (# of shares)(1)   in 1997       Price ($/Sh)     Date   5%   ($)(2) 10%  ($)(2)
----                      ---------------- --------------  ------------ ---------- ----------- -----------
Robert E. Henderson               0           --                 --          --     $      0     $      0
Richard R. Clark                  0           --                 --          --            0            0
Michael W. Strickler              0           --                 --          --            0            0
Frank A. Pici                 6,090           51.4%          100.00      7/01/04      247,924      577,758
Clinton D. Smith                  0           --                 --          --            0            0


(1) Options to purchase Mariner Holdings common stock were granted as part of a stock purchase by management. One fifth of the options vest and become exercisable on each of the first five anniversaries of the date of grant; the options become fully exercisable upon the occurrence of certain other events, including the completion of an initial public offering by the Company.

(2) The potential realizable value of the options, if any, granted in 1997 to each of these executive officers was calculated by multiplying those options by the excess of (a) the assumed value, at July 1, 2004, of Mariner Holdings' Common Stock if the value of Mariner Holdings' Common Stock were to increase 5% or 10% in each year of the option's 7 year term over (b) the base price shown. This calculation does not take into account any taxes or other expenses which might be owed. There is no market whatsoever for Mariner Holdings' Common Stock. For purposes of this chart, the Company has assumed a value of $100 per share based on the exercise price of the options. The Company makes no representation as to the actual value of Mariner Holdings' Common Stock. The assumed value at a 5% assumed annual appreciation rate over the 7 year term is $140.71 and such value at a 10% assumed annual appreciation rate over that term is $194.87. At $140.71 the total market value of the shares of Mariner Holdings' Common Stock outstanding on March 1, 1998 would be $139,199,197, which would be an increase of $40,272,897 from the assumed value of such shares at the close of business on December 31, 1997. At $194.87, the total value of the shares of Common Stock outstanding on March 1, 1997 would be $192,777,681, which would be an increase of $93,851,381 from the assumed value of such shares at the close of business on December 31, 1997. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

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

                                Total Number of        Aggregate cash
                               Prospects in which      amounts received
                               overriding royalty      as a result of
                               interests were         overriding program
       Name                    received in 1997(1)         in 1997
       ----                    -------------------    ------------------
Robert E. Henderson                      12              $394,136

Richard R. Clark                         12               237,982

Michael W. Strickler                     12               234,603

Frank A. Pici                             3                     0

Clinton D. Smith                         12                60,449


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company is a wholly owned subsidiary of Mariner Holdings. The following table sets forth the name and address of the only stockholder of Mariner Holdings that is known by the Company to beneficially own more than 5% of the outstanding shares of common stock of Mariner Holdings, the number of shares beneficially owned by such stockholder, and the percentage of outstanding shares of common stock of Mariner Holdings so owned, as of March 1, 1998. As of March 1, 1998, there were 989,263 shares of common stock of Mariner Holdings outstanding.

                                                                Amount and
                               Name and Address                  Nature of          Percent
Title of Class               of Beneficial Owner            Beneficial Ownership    of Class
--------------               -------------------            --------------------    --------
Common Stock of         Joint Energy Development             950,000                  96.0%
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

         The table appearing below sets forth information as of March 1, 1998, with respect to shares of common stock of Mariner Holdings beneficially owned by each of the Company's directors, the Company's Chief Executive Officer and the four other most highly compensated executive officers for the fiscal year ended December 31, 1997, a key consultant of the Company and all directors and executive officers and such key consultant as a group, and the percentage of outstanding shares of common stock of Mariner Holdings so owned by each.

       Directors, Key Consultant and            Amount and Nature of     Percent
          Named Executive Officers            Beneficial Ownership (1)  of Class
         -------------------------           ------------------------   --------
Robert E. Henderson ....................               5,570                 *
Richard R. Clark .......................               3,920                 *
Michael W. Strickler ...................               3,920                 *
Frank A. Pici ..........................               1,706                 *
Clinton D. Smith .......................               2,500                 *
David S. Huber .........................               3,795                 *
Richard B. Buy .........................                   0                 *
Mark E. Haedicke .......................                   0                 *
Stephen R. Horn ........................                   0                 *
Gene E. Humphrey .......................                   0                 *
Jere C. Overdyke, Jr ...................                   0                 *
Frank Stabler ..........................                   0                 *
All directors and executive officers and
  key consultant as a group (15 persons)              26,624                 3%

* Less than one percent ................

(1) All shares are owned directly by the named person and such person has sole voting and investment power with respect to such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT AND RELATED MATTERS

         Mariner Holdings, ECT, JEDI and each other stockholder of Mariner Holdings is a party to a Stockholders' Agreement ("Stockholders' Agreement"). The Stockholders' Agreement was originally entered into by ECT, Mariner Holdings, and Messrs. Henderson, Clark, Strickler and Huber in contemplation of Mariner Holdings' acquisition of all of the outstanding shares of stock of the Company. Mariner Holdings was formed by ECT for the purpose of acquiring the Company. The Stockholders' Agreement provides for the capitalization of Mariner Holdings by ECT, its affiliates and certain employees and consultants of the Company, certain aspects of Mariner Holdings' organization and management and certain rights and obligations of the stockholders of Mariner Holdings.

         The Management Stockholders and JEDI own approximately 4% and approximately 96%, respectively, of the outstanding shares of Mariner Holdings stock. On a fully diluted basis (assuming that all options granted to the Management Stockholders pursuant to the Stockholders' Agreement have been exercised), the Management Stockholders would own or have the right to acquire an aggregate of 179,432 shares, which would represent approximately 16% of all shares that would be outstanding, and JEDI would own approximately 84% of all outstanding shares on that basis. The stock options granted to the Management Stockholders generally vest and become exercisable as to one-fifth on each of the first five anniversaries of the date of grant, and 25,666 shares were exercisable as of December 31, 1997.

         Under the Stockholders' Agreement, Mariner Holdings paid or agreed to pay certain amounts, including payment or reimbursement to ECT, JEDI and the Management Stockholders for all reasonable fees and expenses of third parties incurred by them in connection with the Stockholders' Agreement, the JEDI Bridge Loan and Mariner Holdings' purchase of the stock of the Company. In addition, Mariner Holdings agreed to reimburse each Management Stockholder who paid for shares of Mariner Holdings stock by assignment of overriding royalty interests for any additional taxes and related costs incurred by such Management Stockholder to the extent, if any, that the transfer of the overriding royalty interests does not qualify as a tax-free exchange under federal tax laws. Of the amounts agreed to be paid by Mariner Holdings, approximately $5.0 million was, or will be, paid by the Company. In addition, Mariner Holdings has certain ongoing obligations pursuant to the Stockholders' Agreement. Since Mariner Holdings has no independent cash flow and no assets other than its interest in the Company, it will be dependent upon dividends, distributions or advances from the Company to meet any cash requirements flowing from such obligations.

         Under the terms of the Stockholders' Agreement, each Management Stockholder entered into a new or amended employment or consulting agreement with the Company. See "Management -- Employment, Consulting and Stock Option Agreements". These agreements, among other things, afford the Management Stockholders the benefits of the Company's overriding royalty program. See "Overriding Royalty Program". In addition, the Company must keep certain employee benefit plans in effect until June 1999.

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

         Under the terms of the Stockholders' Agreement, Enron and its affiliates (which include, without limitation, ECT and JEDI) are specifically permitted to compete with Mariner Holdings and the Company, and neither Enron nor any of its affiliates has any obligation to bring any business opportunity to Mariner Holdings or the Company. Similarly, Mariner Holdings and the Company may compete with Enron and its affiliates and do not have any obligation to bring any business opportunity to Enron or any affiliate of Enron, including, without limitation, ECT and JEDI. See "Enron".

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

ENRON

         Enron Corp. ("Enron") is the parent of ECT, and an affiliate of Enron and ECT is the general partner of JEDI. Accordingly, Enron may be deemed to control JEDI, Mariner Holdings and the Company. See "Ownership of Securities." In addition, six of the Company's directors are officers of Enron or affiliates of Enron: Mr. Buy is a Managing Director of Enron Capital Management, Mr. Haedicke is a Managing Director of ECT, Mr. Humphrey is Vice Chairman of ECT, Mr. Horn is a Vice President of ECT and Messrs. Overdyke and Stabler are Managing Directors of Enron International, Inc.

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

         Under the Revolving Credit Facility, the Company has covenanted that neither it nor Mariner Holdings nor any subsidiary of either will engage in any transaction with any of its affiliates (including Enron, ECT, JEDI and affiliates of such entities) providing for the rendering of services or sale of property unless such transaction is as favorable to such party as could be obtained in an arm's-length transaction with an unaffiliated party in accordance with prevailing industry customs and practices. The Revolving Credit Facility excludes from this covenant (i) any transaction permitted by the Stockholders' Agreement, (ii) the grant of options to purchase or sales of equity securities to directors, officers, employees and consultants of the Company and Mariner Holdings and (iii) the assignment of any overriding royalty interest pursuant to an employee incentive compensation plan.

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

PLANNED 1998 EQUITY INVESTMENT

         In March 1998, Mariner Holdings, Inc. reached an agreement in principle with certain of its existing stockholders, including JEDI, pursuant to which its stockholders will purchase additional shares of Mariner Holdings for approximately $175.00 per share, for an aggregate investment of $30.0 million. The Company expects to pay approximately $1.2 million as a structuring fee, on a pro rata basis, to existing stockholders participating in this transaction. Approximately $1.0 million of this fee is expected to be paid to ECT Securities Corp., an affiliate of JEDI. The Company expects to close this transaction in April 1998.

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

         "royalty interest" An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage for the proceeds of the sale thereof, but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalty interests may be either landowner's royalty interests, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalty interests, which are usually carved from the leasehold interest pursuant to an assignment to a third party or reserved by an owner of the leasehold in connection with a transfer of the leasehold to a subsequent owner.

         "subsea tieback" A productive well that has its wellhead equipment located on the sea floor and is connected by control and flow lines to an existing production platform located in the vicinity.

         "unitized" or "unitization" Terms used to denominate the joint operation of all or some portion of a producing reservoir, particularly where there is separate ownership of portions of the rights in a common producing pool in order that it may be economically feasible to carry on certain production techniques, maximize reservoir production and serve conservation interests.

         "working interest" The interest in an oil and gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct oil and gas operations on the property and to a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

                                   SIGNATURES

         The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 1998

         MARINER ENERGY, INC.



         by: /s/ Robert E. Henderson
            ------------------------
             Robert E. Henderson,
             Chairman of the Board, President and Chief Executive Officer


         This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                        Title                            Date
---------                                        -----                            ----
/s/ Robert E. Henderson            Chairman of the Board, President and        March 27, 1998
---------------------------          Chief Executive Officer
Robert E. Henderson                  (Principal Executive Officer)

/s/ Frank A. Pici                  Vice President of Finance and               March 27, 1998
---------------------------          Chief Financial Officer
Frank A. Pici                        (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard R. Clark               Senior Vice President of Production         March 27, 1998
---------------------------           and Director
Richard R. Clark

/s/ Michael W. Strickler           Senior Vice President of Exploration        March 27, 1998
---------------------------           and Director
Michael W. Strickler

/s/ Richard B. Buy                    Director                                 March 27, 1998
---------------------------
Richard B. Buy

/s/ Mark E. Haedicke                  Director                                 March 27, 1998
---------------------------
Mark E. Haedicke

/s/ Stephen R. Horn                   Director                                 March 27, 1998
---------------------------
Stephen R. Horn

/s/ Gene E. Humphrey                  Director                                 March 27, 1998
---------------------------
Gene E. Humphrey

/s/ Jere C. Overdyke, Jr.             Director                                 March 27, 1998
---------------------------
Jere C. Overdyke, Jr.

/s/ Frank Stabler                     Director                                 March 27, 1998
---------------------------
Frank Stabler

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

                                 EXHIBIT INDEX


          3.1(a)   Amended and Restated Certificate of Incorporation of the
                  Registrant, as amended.

          3.2(a)   Bylaws of Registrant, as amended.

          4.1(a) Indenture, dated as of August 1, 1996, between the Registrant and United States Trust Company of New York, as Trustee.

          4.2(d) First Amendment to Indenture, dated as of January 31, 1997, between the Registrant and United States Trust Company of New York, as Trustee.

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

         10.6(a)+ Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Michael W. Strickler.

         10.7(a)+ Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and James M. Fitzpatrick.

         10.8(a)+ Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Gregory K. Harless.

         10.9(b)+ Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and W. Hunt Hodge.

         10.10(a)+Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Clinton D. Smith.

         10.11(a)+Amended and Restated Consulting Services Agreement, dated
                  June 27, 1996, between the Registrant and David S. Huber.

         10.12(a)+Mariner Holdings, Inc. 1996 Stock Option Plan.

         10.13(a)+Form of Incentive Stock Option Agreement (pursuant to the
                  Mariner Holdings, Inc. 1996 Stock Option Plan).

         10.14* List of executive officers who are parties to an Incentive Stock Option Agreement.

         10.15(a)+Form of Nonstatutory Stock Option Agreement (pursuant to the
                  Mariner Holdings, Inc. 1996 Stock Option Plan).

         10.16* List of executive officers who are parties to a Nonstatutory Stock Option Agreement.

         10.17(a)+Nonstatutory Stock Option Agreement, dated June 27, 1996, between the Registrant and David S. Huber.

         10.19(d) Employment Agreement, dated as of December 2, 1996, between the Registrant and Frank A. Pici.

         23.1*    Consent of Ryder Scott Company.

         27.1*     Financial Data Schedule.
---------------------------

(a) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed September 25, 1996.
(b) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed December 6, 1996.
(c) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed December 19, 1996.
(d) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Registration No. 333-12707) filed March 31, 1997.