Form 10-Q
period 1998-03-31
MARINER ENERGY INC
filed 1998-05-15
CIK 1022345

-------------------------------------------------------------------------------





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ___ No _X_

     Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This quarterly report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of August 1, 1996, under which the Company is the issuer of certain debt.

        As of May 13, 1998, there were 1,000 shares of the registrant's common stock outstanding.
-------------------------------------------------------------------------------

                              MARINER ENERGY, INC.
                                    FORM 10-Q
                                 MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheets at March 31, 1998 (unaudited) and December 31, 1997...............................  1

         Statements of Operations for the three months ended March 31, 1998 and 1997 (unaudited)........... 2

         Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited)........... 3

         Notes to Financial Statements..................................................................... 4

         Independent Certified Public Accountants' Report on Review of Interim Financial Information....... 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............. 6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................... 10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................ 11

Item 2.  Changes in Securities............................................................................ 11

Item 3.  Defaults Upon Senior Securities.................................................................. 11

Item 4.  Submission of Matters to a Vote of Security Holders.............................................. 11

Item 5.  Other Information...............................................................................  11

Item 6.  Exhibits and Reports on Form 8-K................................................................. 11


SIGNATURE ................................................................................................ 12

                      PART I, ITEM 1. MARINER ENERGY, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         March 31,           December 31,
                                                                                            1998                 1997
                                                                                         ---------           ------------
                                                                                        (Unaudited)
                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                            $  (2,253)            $  9,131
    Receivables                                                                             27,742               18,585
    Prepaid expenses and other                                                               4,401                3,628
                                                                                         ---------            ---------

              Total current assets                                                          29,890               31,344
                                                                                         ---------            ---------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, at full cost:
              Proved                                                                       237,849              222,829
              Unproved, not subject to amortization                                         49,733               36,526
                                                                                         ---------             --------
                    Total                                                                  287,582              259,355
    Other property and equipment                                                             2,265                2,222
    Accumulated depreciation, depletion and amortization                                   (92,493)             (84,236)
                                                                                         ---------             --------
              Total property and equipment, net                                            197,354              177,341
                                                                                         ---------             --------

OTHER ASSETS, NET OF AMORTIZATION                                                            3,954                3,892
                                                                                         ---------             --------

TOTAL ASSETS                                                                              $231,198             $212,577
                                                                                         =========             ========

              LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                      $  2,865             $  5,556
    Accrued liabilities                                                                     26,580               29,908
    Accrued interest                                                                         1,852                4,443
                                                                                         ---------             --------
              Total current liabilities                                                     31,297               39,907
                                                                                         ---------             --------

OTHER LIABILITIES                                                                            5,114                1,922

LONG-TERM DEBT:
    Subordinated notes                                                                      99,586               99,574
    Revolving Credit Facility                                                               41,000               14,000
                                                                                         ---------             --------
              Total long-term debt                                                         140,586              113,574
                                                                                         ---------             --------

STOCKHOLDER'S EQUITY:
    Common stock, $1 par value; 1,000 shares authorized,
                  issued and outstanding                                                         1                    1
    Additional paid-in-capital                                                              96,075               96,075
    Accumulated deficit                                                                    (41,875)             (38,902)
                                                                                         ---------             --------
              Total stockholder's equity                                                    54,201               57,174
                                                                                         ---------             --------

TOTAL LIABILITIES and STOCKHOLDER'S EQUITY                                                $231,198             $212,577
                                                                                          ========             ========

              The accompanying notes are an integral part of these
                             financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        1998             1997
                                                      --------         --------
REVENUES:
   Oil sales                                          $  3,366         $  2,948
   Gas sales                                            11,349           10,735
                                                      --------         --------
          Total revenues                                14,715           13,683
                                                      --------         --------
COSTS AND EXPENSES:
   Lease operating expenses                              2,811            2,479
   Depreciation, depletion and amortization              8,386            7,229
   Impairment of oil and gas properties                     --           28,514
   General and administrative expenses                     794              538
   Provision for litigation                              2,960               --
                                                      --------         --------
          Total costs and expenses                      14,951           38,760
                                                      --------         --------
OPERATING INCOME (LOSS)                                   (236)         (25,077)
INTEREST:
   Other income                                            130               84
   Other expense                                        (2,867)          (2,639)
                                                      --------         --------
INCOME (LOSS) BEFORE INCOME TAXES                       (2,973)         (27,632)
PROVISION FOR INCOME TAXES                                  --               --
                                                      --------         --------
NET INCOME (LOSS)                                     $ (2,973)        $(27,632)
                                                      ========         ========


              The accompanying notes are an integral part of these
                             financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                    1998                1997
                                                                                  --------            --------
OPERATING ACTIVITIES:
    Net income (loss)                                                             $ (2,973)           $(27,632)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
                Depreciation, depletion and amortization                             8,614               7,438
                Impairment of oil and gas properties                                    --              28,514
                  Provision for litigation                                           2,960                  --
    Changes in operating assets and liabilities:
                Receivables                                                         (9,157)              3,579
                Other current assets                                                  (773)                235
                Other assets                                                          (175)                 --
                Accounts payable and accrued liabilities                            (8,610)             (4,287)
                                                                                  --------            --------
                      Net cash provided by (used for) operating activities         (10,114)              7,847
                                                                                  --------            --------
INVESTING ACTIVITIES:
    Additions to oil and gas properties                                            (28,227)             (9,915)
    Additions to other property and equipment                                          (43)               (253)
                                                                                  --------            --------
                      Net cash used for investing activities                       (28,270)            (10,168)
                                                                                  --------            --------
FINANCING ACTIVITIES:
    Payment of debt issue costs                                                         --                 (28)
    Proceeds from revolving credit facility                                         27,000                  --
                                                                                  --------            --------
                      Net cash provided by (used for) financing activities          27,000                 (28)
                                                                                  --------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (11,384)             (2,349)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     9,131              10,819
                                                                                  --------            --------
CASH AND CASH  EQUIVALENTS AT END OF PERIOD                                       $ (2,253)(*)        $  8,470
                                                                                  ========            ========



(*) Negative amount represents outstanding checks in excess of short-term investments.


              The accompanying notes are an integral part of these
                             financial statements.

                              MARINER ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

    The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K for the year ended December 31, 1997.

2.  Oil and Gas Properties

    Under the full cost method of accounting for oil and gas properties, the net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues, discounted at 10%, from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties. As a result of this limitation and reduced product prices in March 1997, a non-cash full cost ceiling test impairment charge of $28.5 million was recorded in the quarter ended March 31, 1997. Price increases subsequent to March 31, 1997 were sufficient to avoid the impairment charge, but, given the unpredictable volatility of future prices, the Company elected to record the charge in order to conservatively state the book value of its assets. No impairment charge was required at March 31, 1998.

3.  Revolving Credit Facility

    Following the semi-annual borrowing base redetermination review, effective May 4, 1998, the borrowing base under the Company's revolving credit facility (the "Revolving Credit Facility") with NationsBank of Texas, N.A. as agent for a group of lenders increased from $58 million to $60 million.

4.  Hedging Program

    The Company has entered into crude oil and natural gas price swaps or other similar hedging transactions to reduce its exposure to price reductions. In the first quarter of 1998, the Company hedged 27% of its natural gas production and none of its crude oil production, the results of which were included in oil and gas revenues. At March 31, 1998, the Company had natural gas hedging contracts, including related basis differentials, in place for April through October 1998 with notional volumes of 40,000 Mmbtu per day at $2.33 per Mmbtu.

5.  Provision for Litigation

    As reported in the Company's 1997 10-K, Mariner Energy is the defendant in litigation in the district court of Hardin County, Texas in which the plaintiff, ETOCO, Inc., sought damages of $8.2 million plus court costs related to the Company's operations in the Sandy Lake field. On April 22, 1998, the jury returned a verdict partially in favor of the plaintiff in the amount of $2.4 million, before attorney's fees and interest. The Company strongly disagrees with the jury verdict, and will vigorously contest the verdict in the trial court and then, if necessary, in the appellate courts. In the first quarter of 1998, a $3.0 million charge was recorded to provide for this litigation-related cost contingency. Results of the contested verdict should be known within 12 to 24 months.

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT
                   ON REVIEW OF INTERIM FINANCIAL INFORMATION


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of March 31, 1998 and the related statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1997, and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 1997 (not presented herein), and in our report dated March 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
May 13, 1998

PART I, ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.

    The following review of operations for the three month periods ended March 31, 1998 and 1997 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

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

RESULTS OF OPERATIONS

The following table sets forth certain information regarding results of operations for the periods shown:


                                                     Three Months Ended
                                               ----------------------------
                                                  March 31,       March 31,
                                                    1998            1997
                                               --------------    ----------

Total revenue, $MM                                 $ 14.7          $ 13.7

EBITDA, $MM (a)                                      11.1            10.7

Impairment of oil & gas properties (b)                  -            28.5

Net  income (loss), $MM                              (3.0)          (27.6)

Production:
     Oil and condensate (Mbbls)                       231             164
     Natural gas (Mmcf)                             4,644           4,166
     Natural gas equivalents (Mmcfe)                6,032           5,150

Average sales prices post-hedging:
     Oil and condensate ($/Bbl)                    $14.56          $17.97
     Natural gas ($/Mcf)                             2.40            2.58
     Natural gas equivalents ($/Mcfe)                2.44            2.66

Cash Margin (c) per Mcfe:
     Revenue (pre-hedge)                            $2.45           $3.17
     Hedging impact                                 (0.01)          (0.51)
     Lease operating expenses                       (0.47)          (0.48)
     Gross G&A costs                                (0.37)          (0.26)
                                                   ------          ------
         Cash Margin                               $ 1.60          $ 1.92
                                                   ======          ======

Capital Expenditures, $MM:
    Exploration                                    $ 21.1          $  5.1
    Development & other                               7.2             5.1
                                                   ------          ------
        Total                                      $ 28.3          $ 10.2
                                                   ======          ======

(a) - EBITDA equals earnings before interest, income taxes, depreciation, depletion, amortization, provision for litigation and impairment of oil and gas properties. EBITDA should be used as a supplement to, and not as a substitute for, net earnings and net cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company's results of operations and liquidity.

(b) - See Note 2 to Financial Statements in Item 1. of this report on Form 10-Q for further explanation of the ceiling test impairment charges.

(c) - Cash margin measures the net cash generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company. Cash margin should be used as a supplement to, and not as a substitute for, net earnings and net cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company's results of operations and liquidity.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 1998

    NET PRODUCTION increased 17% to 6.0 Bcfe for the first quarter of 1998 from
5.1 Bcfe for the first quarter of 1997. Production increased due to the completion of the Sandy Lake processing plant expansion in early 1997 and initial production in the first quarter of 1998 from two offshore 1996 discoveries.

    OIL AND GAS REVENUES increased 7% to $14.7 million for the first quarter of 1998 from $13.7 million for the first quarter of 1997. The increase was the result of higher production discussed above, offset partially by a decrease in realized oil and gas prices (on an equivalent Mcf basis) between the two quarters, net of hedging. Hedging activities for the first quarter of 1998 decreased the average realized sales price received per Mcfe by $0.01 and revenues by $0.1 million. In the first quarter of 1997, hedging activities decreased the average realized sales price received by $0.51 per Mcfe and revenues by $2.6 million. During the first quarter of 1998, approximately 21% of the Company's equivalent production was subject to hedge positions, compared with approximately 79% for the same quarter in 1997.

    LEASE OPERATING EXPENSES increased 12% to $2.8 million for the first quarter of 1998, from $2.5 million for the first quarter of 1997, due primarily to the increased production discussed above.

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) increased 17% to $8.4 million for the first quarter of 1998, from $7.2 million for the first quarter of 1997, as a result of the 17% increase in equivalent volumes produced, which was partially offset by a 1% decrease in the unit-of-production depreciation, depletion and amortization rate to $1.39 per Mcfe from $1.40 per Mcfe. The lower rate for the first quarter of 1998 was primarily due to the $28.5 million non-cash full cost ceiling test impairment recorded at the end of the first quarter of 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 60% to $0.8 million for the first quarter of 1998, from $0.5 million for the first quarter of 1997, due primarily to increased personnel related costs in 1998 and lower overhead reimbursement from drilling program partners.

    PROVISION FOR LITIGATION of $3.0 million was recorded in the first quarter of 1998 to provide for a litigation-related cost contingency. Mariner Energy is the defendant in litigation in the district court of Hardin County, Texas in which the plaintiff, ETOCO, Inc., sought damages of $8.2 million plus court costs related to the Company's operations in the Sandy Lake field. On April 22, 1998, the jury returned a verdict partially in favor of the plaintiff in the amount of $2.4 million, before attorney's fees and interest. The Company strongly disagrees with the jury verdict, and will vigorously contest the verdict in the trial court and then, if necessary, in the appellate courts. Results of the contested verdict should be known within 12 to 24 months.

    INTEREST EXPENSE increased 12% to $2.9 million for the first quarter of 1998, from $2.6 million for the first quarter of 1997 due primarily to higher average debt.

    INCOME (LOSS) BEFORE INCOME TAXES was a $3.0 million loss for the first quarter of 1998 primarily as a result of the provision for litigation mentioned above. For the same period in 1997, a $27.6 million loss was reported, primarily as a result of the impairment of oil and gas properties amounting to $28.5 million for the non-cash full cost ceiling test impairment, using prices in effect at March 31, 1997. No impairment charge was necessary at March 31, 1998.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

    At March 31, 1998, the Company had negative cash and cash equivalents of approximately $2.2 million representing outstanding checks in excess of short-term investments, and negative working capital of approximately $1.4 million. During the first quarter of 1998, the Company's primary source of cash was proceeds from the revolving credit facility. The primary use of cash for the same period was for capital expenditures associated with exploration and development.

    The Company had a net cash outflow of $11.4 million for the first quarter of 1998, resulting from capital expenditures of $28.3 million and cash outflow from operations of $10.1 million, offset in part by a cash inflow of $27.0 million from the Company's revolving credit facility.

    Net cash provided by operating activities for the first quarter of 1998 was an outflow of $10.1 million compared with a cash inflow of $7.8 million for the same quarter of 1997. The $17.9 million decrease in cash flow was primarily due to lower cash from changes in working capital.

    Cash flows used in investing activities in the first quarter of 1998 increased $18.1 million to $28.3 million due to higher capital expenditures related to exploration and development, primarily on Deepwater Gulf of Mexico exploration.

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

                                                                              Quarter Ended March 31,
                                                                            ---------------------------
                                                                               1998              1997
                                                                            ---------         ---------
 Increase (decrease) in natural gas sales (in thousands)..................  $    (56)          $(2,019)
 Increase (decrease) in oil sales (in thousands)..........................        --              (614)
 Effect of hedging transactions on average gas sales price
      (per Mcf)...........................................................     (0.01)            (0.48)
 Effect of hedging transactions on average oil sales price
      (per Bbl)...........................................................        --             (3.74)

    The following table sets forth the Company's open hedging contracts for natural gas and the weighted average prices hedged under various swap agreements as of March 31, 1998.


                                      Hedge Quantity        Weighted
                                           Mmbtu          Average Price

                                   -------------------  -----------------

April - October 1998..............       8,560,000          $2.33

    Total capital expenditures were $28.3 million for the first quarter of 1998 of which $21.1 million was spent on exploration and $7.2 million on development activities. The Company's capital expenditures for exploratory drilling amounted to $8.3 million for the quarter. Exploration expenditures also included partial lease bonus payments of $10.4 million where the Company was the apparent successful bidder on 9 Deepwater Gulf blocks at the March 18, 1998 OCS Central Gulf of Mexico Oil and Gas Lease Sale 169. As a result of the lease sale success, 1998 capital expenditures are expected to be $120 to $125 million.

    Debt outstanding as of March 31, 1998 was $141 million, including $100 million of subordinated senior notes and $41 million drawn on the Company's revolving credit facility. Following the semi-annual borrowing base redetermination, on May 4, 1998, the borrowing base under the revolving credit facility was increased from $58 million to $60 million.

    In March 1998, Mariner Holdings, Inc., Mariner Energy's parent company, reached an agreement in principle with its existing shareholders to contribute approximately $28.0 million to $28.8 million of net equity capital, which is expected to be used to reduce borrowings on the Company's revolving credit facility and to supplement funding of the Company's 1998 capital expenditure plan. Funding of the majority of this transaction is expected to occur in May 1998.

    The Company expects to fund its activities in 1998 through a combination of cash flow from operations, the use of its revolving credit facility to borrow funds required from time to time to supplement internal cash flows and by the equity financing mentioned above. However, after including the additional equity investment, the Company's capital resources still may not be sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance that anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, depending on the levels of its cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), the Company may need to refinance a portion of the principal amount of its senior subordinated debt at or prior to maturity. However, there can be no assurance that the Company would be able to obtain financing on acceptable terms to complete a refinancing.

PART I, ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable

PART II.            OTHER INFORMATION


    ITEM 1.         LEGAL PROCEEDINGS

        As reported in the Company's 1997 Annual Report on Form 10-K, Mariner Energy is the defendant in litigation in the district court of Hardin County, Texas in which the plaintiff, ETOCO, Inc., sought damages of $8.2 million plus court costs related to the Company's operations in the Sandy Lake field. On April 22, 1998, the jury returned a verdict partially in favor of the plaintiff in the amount of $2.4 million, before attorney's fees and interest. The Company strongly disagrees with the jury verdict, and will vigorously contest the verdict in the trial court and then, if necessary, in the appellate courts. Results of the contested verdict should be known within 12 to 24 months. Although no assurances can be given, the Company believes that the ultimate outcome of the above litigation will not have a material adverse effect on the Company's financial position.


    ITEM 2.         CHANGES IN SECURITIES

        None


    ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

        None


    ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


    ITEM 5.         OTHER INFORMATION

        None


    ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed herewith.

              27.1 Financial Data Schedule

        (b) The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 1998.

                                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MARINER ENERGY, INC.



Date: May 13, 1998                             /s/ Frank A. Pici
                                               -----------------
                                               Frank A. Pici
                                               Vice President of Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Officer Duly Authorized to Sign
                                               on Behalf of the Registrant)

                               INDEX TO EXHIBITS


                        27.1 -- Financial Data Schedule