Form 10-Q
period 1998-06-30
MARINER ENERGY INC
filed 1998-08-14
CIK 1022345

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]

         Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This quarterly report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of August 1, 1996, under which the Company is the issuer of certain debt.

        As of August 13, 1998, there were 1,000 shares of the registrant's common stock outstanding.


-------------------------------------------------------------------------------

                              MARINER ENERGY, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                                     Page
-------------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

Item 1.  Independent Certified Public Accountants' Report on Review of Interim Financial Information.................. 1

         Balance Sheets at June 30, 1998 (unaudited) and December 31, 1997............................................ 2

         Statements of Operations for the three and six-months ended June 30, 1998 and 1997 (unaudited)............... 3

         Statements of Cash Flows for the three and six-months ended June 30, 1998 and 1997 (unaudited)............... 4

         Notes to Financial Statements (unaudited).................................................................... 5


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................ 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................................. 12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................... 13

Item 2.  Changes in Securities and Use of Proceeds................................................................... 13

Item 3.  Defaults Upon Senior Securities............................................................................. 13

Item 4.  Submission of Matters to a Vote of Security Holders......................................................... 13

Item 5. Other Information...........................................................................................  13

Item 6.  Exhibits and Reports on Form 8-K............................................................................ 13


SIGNATURE ........................................................................................................... 14

PART I, ITEM 1.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of June 30, 1998 and the related statements of operations for the three and six-month periods ended June 30, 1998 and 1997 and of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
August 13, 1998

                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   June 30,        December 30,
                                                                     1998              1997
                                                                 ------------      ------------
                                                                 (Unaudited)
              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $      3,293      $      9,131
    Receivables                                                        22,485            18,585
    Prepaid expenses and other                                          4,629             3,628
                                                                 ------------      ------------

              Total current assets                                     30,407            31,344
                                                                 ------------      ------------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, at full cost:
              Proved                                                  270,012           222,829
              Unproved, not subject to amortization                    72,419            36,526
                                                                 ------------      ------------
                    Total                                             342,431           259,355
    Other property and equipment                                        2,804             2,222
    Accumulated depreciation, depletion and amortization             (100,213)          (84,236)
                                                                 ------------      ------------
              Total property and equipment, net                       245,022           177,341
                                                                 ------------      ------------

OTHER ASSETS, NET OF AMORTIZATION                                       3,742             3,892
                                                                 ------------      ------------

TOTAL ASSETS                                                     $    279,171      $    212,577
                                                                 ============      ============

              LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                                             $      3,898      $      5,556
    Accrued liabilities                                                40,602            29,908
    Accrued interest                                                    4,479             4,443
                                                                 ------------      ------------
              Total current liabilities                                48,979            39,907
                                                                 ------------      ------------

OTHER LIABILITIES                                                       5,270             1,922

LONG-TERM DEBT:
    Subordinated notes                                                 99,625            99,574
    Revolving Credit Facility                                          42,250            14,000
                                                                 ------------      ------------
              Total long-term debt                                    141,875           113,574
                                                                 ------------      ------------

STOCKHOLDER'S EQUITY:
    Common stock, $1 par value; 1,000 shares authorized,
        issued and outstanding                                              1                 1
    Additional paid-in-capital                                        124,875            96,075
    Accumulated deficit                                               (41,829)          (38,902)
                                                                 ------------      ------------
              Total stockholder's equity                               83,047            57,174
                                                                 ------------      ------------

TOTAL LIABILITIES and STOCKHOLDER'S EQUITY                       $    279,171      $    212,577
                                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                  Three Months Ended June 30       Six Months Ended June 30
                                                  --------------------------      --------------------------
                                                     1998            1997            1998            1997
                                                  ----------      ----------      ----------      ----------
REVENUES:
   Oil sales                                      $    2,701      $    5,122      $    6,067      $    8,070
   Gas sales                                          12,291          10,519          23,640          21,254
                                                  ----------      ----------      ----------      ----------
          Total revenues                              14,992          15,641          29,707          29,324
                                                  ----------      ----------      ----------      ----------
COSTS AND EXPENSES:
   Lease operating expenses                            2,767           2,677           5,578           5,156
   Depreciation, depletion and amortization            7,888           6,652          16,274          13,881
   Impairment of oil and gas properties                   --              --              --          28,514
   General and administrative expenses                 1,059             831           1,853           1,369
   Provision for litigation                               --              --           2,960              --
                                                  ----------      ----------      ----------      ----------
          Total costs and expenses                    11,714          10,160          26,665          48,920
                                                  ----------      ----------      ----------      ----------
OPERATING INCOME (LOSS)                                3,278           5,481           3,042         (19,596)
INTEREST:
   Income                                                153             164             283             248

   Expense                                            (3,385)         (2,639)         (6,252)         (5,278)
                                                  ----------      ----------      ----------      ----------
INCOME (LOSS) BEFORE TAXES                                46           3,006          (2,927)        (24,626)
PROVISION FOR INCOME TAXES                                --              --              --              --
                                                  ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                 $       46      $    3,006      $   (2,927)     $  (24,626)
                                                  ==========      ==========      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Six Months Ended June 30
                                                                                --------------------------
                                                                                   1998            1997
                                                                                ----------      ----------
OPERATING ACTIVITIES:
    Net loss                                                                    $   (2,927)     $  (24,626)

    Adjustments to reconcile net loss to net cash provided by operating activities:
              Depreciation, depletion and amortization                              16,756          14,303
              Impairment of oil and gas properties                                      --          28,514
              Provision for litigation                                               2,960              --
    Changes in operating assets and liabilities:
              Receivables                                                           (3,900)          1,359
              Prepaid expenses and other                                            (1,001)           (531)
              Other assets                                                            (190)             --
              Accounts payable and accrued liabilities                               9,072           2,647
                                                                                ----------      ----------
                    Net cash provided by (used in) operating activities             20,770          21,666

                                                                                ----------      ----------
INVESTING ACTIVITIES:
    Additions to oil and gas properties                                            (83,076)        (19,698)
    Additions to other property and equipment                                         (582)           (342)
                                                                                ----------      ----------
                    Net cash used in investing activities                          (83,658)        (20,040)
                                                                                ----------      ----------
FINANCING ACTIVITIES:
    Proceeds from revolving credit facility                                         43,250              --
    Payments on revolving credit facility                                          (15,000)             --
    Equity contribution                                                             28,800
    Payment of debt issue costs                                                         --             (29)
                                                                                ----------      ----------
                    Net cash provided by financing activities                       57,050             (29)
                                                                                ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIV                                          (5,838)          1,597
CASH AND CASH EQUIV. AT BEGINNING OF PERIOD                                          9,131          10,819
                                                                                ----------      ----------
CASH AND CASH  EQUIV. AT END OF PERIOD                                          $    3,293      $   12,416
                                                                                ==========      ==========



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

2.  Oil and Gas Properties

    Under the full cost method of accounting for oil and natural gas properties, the net carrying value of proved oil and natural gas properties is limited to an estimate of the future net revenues, discounted at 10%, from proved oil and natural gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties. As a result of this limitation and reduced product prices in March 1997, a non-cash full cost ceiling test impairment charge of $28.5 million was recorded in the quarter ended March 31, 1997. Price increases subsequent to March 31, 1997 were sufficient to avoid the impairment charge, but, given the unpredictable volatility of future prices, the Company elected to record the charge in order to conservatively state the book value of its assets. No impairment charge was required during the period ending June 30, 1998.

3.  Revolving Credit Facility

    Following the semi-annual borrowing base redetermination review, effective May 4, 1998, the borrowing base under the Company's revolving credit facility (the "Revolving Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") as agent for a group of lenders, was increased from $58 million to $60 million. The Company, NationsBank and the group of lenders have agreed to an extension of the Revolving Credit Facility's maturity date from June 28, 1999 to October 1, 1999.

4.  Hedging Program

    The Company has entered into crude oil and natural gas price swaps or other similar hedging transactions to reduce its exposure to price reductions. In the three and six-month period ending June 30, 1998, the Company hedged approximately 75% and 51%, respectively, of its natural gas production and none of its crude oil production, the results of which were included in oil and gas revenues. At June 30, 1998, the Company had natural gas hedging contracts, including related basis differentials, in place for July through October 1998 with notional volumes of 40,000 Mmbtu per day at $2.33 per Mmbtu.

5.  Deepwater Rig Commitment

    To support its deepwater strategy, the Company has entered into a letter of intent regarding the commitment of a deepwater rig to Mariner and another company on an equally shared basis for five years beginning in late 1999 or early 2000. Currently, the rig is being upgraded to be capable of drilling in water depths to 6,000 feet.

6.  Provision for Litigation

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

PART I, ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.

    The following review of operations for the six-month periods ended June 30, 1998 and 1997 and the three-month periods ended June 30, 1998 and 1997 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not determined the impact which would result from this new standard. This new standard will become effective for the year ending December 31, 2000.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from the Company's expectations. Factors that could influence these results include, but are not limited to, oil and natural gas price volatility, results of future drilling, availability of drilling rigs, and future production and costs.

RESULTS OF OPERATIONS

The following table sets forth certain information regarding results of operations for the periods shown:

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                  ------------------------------      ------------------------------
                                                       1998              1997              1998              1997
                                                  ------------      ------------      ------------      ------------
Total revenue, $MM                                $       15.0      $       15.6      $       29.7      $       29.3

EBITDA, $MM (a)                                           11.2              12.1              22.3              22.8

Impairment of oil & gas properties, $MM (b)                 --                --                --              28.5

Net  income (loss), $MM                                     --               3.0              (2.9)            (24.6)

Production:
     Oil and condensate (Mbbls)                            210               271               441               435
     Natural Gas (Mmcf)                                  4,839             4,370             9,483             8,536
     Natural Gas equivalents (Mmcfe)                     6,099             5,996            12,129            11,146

Average realized sales prices:
     Oil and condensate ($/Bbl)                   $      12.87      $      18.93      $      13.75      $      18.57
     Natural Gas ($/Mcf)                                  2.54              2.41              2.49              2.49
     Natural Gas equivalents ($/Mcfe)                     2.46              2.61              2.45              2.63
Cash Margin per Mcfe (c):
     Revenue (pre-hedge)                          $       2.38      $       2.52      $       2.41      $       2.82
     Hedging impact                                       0.08              0.09              0.04             (0.19)
     Lease operating expenses                            (0.45)            (0.45)            (0.46)            (0.46)
     Gross G&A costs                                     (0.40)            (0.34)            (0.39)            (0.30)
                                                  ------------      ------------      ------------      ------------
         Cash Margin                              $       1.61      $       1.82      $       1.60      $       1.87
                                                  ============      ============      ============      ============

Capital Expenditures, $MM:
    Exploration:
          Leasehold and G&G costs                 $       29.0      $        2.1      $       40.3      $        5.8
          Drilling                                         8.8               3.7              17.2               4.3
    Development & other                                   15.9               2.7              22.8               7.6
    Capitalized G&A and interest costs                     1.7               1.4               3.4               2.3
                                                  ------------      ------------      ------------      ------------
        Total                                     $       55.4      $        9.9      $       83.7      $       20.0
                                                  ============      ============      ============      ============

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

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 1998

    NET PRODUCTION increased 2% to 6.1 Bcfe for the second quarter of 1998 from
6.0 Bcfe for the second quarter of 1997. Production increased due to production which began subsequent to June 30, 1997 from two offshore discoveries made in 1996.

    OIL AND GAS REVENUES decreased 4% to $15.0 million for the second quarter of 1998 from $15.6 million for the second quarter of 1997. The decrease was the result of lower realized oil and natural gas prices (on an equivalent Mcf basis) between the two quarters, net of hedging, which was caused primarily by reduced oil prices. Hedging activities for the second quarter of 1998 increased the average realized sales price received per Mcfe by $0.08 and revenues by $0.5 million. In the second quarter of 1997, hedging activities increased the average realized sales price received by $0.09 per Mcfe and revenues by $0.6 million. During the second quarter of 1998, approximately 60% of the Company's equivalent production was subject to hedge positions, compared with approximately 54% for the same quarter in 1997.

    LEASE OPERATING EXPENSES increased 3% to $2.8 million for the second quarter of 1998, from $2.7 million for the second quarter of 1997, due primarily to the increased production discussed above.

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) increased 19% to $7.9 million for the second quarter of 1998, from $6.7 million for the second quarter of 1997, primarily due to a 16% increase in the unit-of-production DD&A rate to $1.29 per Mcfe from a post impairment rate of $1.11 per Mcfe. The higher rate for the second quarter of 1998 was primarily due to higher drilling and completion costs.

    GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 38% to $1.1 million for the second quarter of 1998, from $0.8 million for the second quarter of 1997, due primarily to increased personnel related costs in 1998 and lower overhead reimbursement from drilling program partners.

    INTEREST EXPENSE increased 30% to $3.4 million for the second quarter of 1998, from $2.6 million for the second quarter of 1997 due primarily to a higher average debt level.

    INCOME (LOSS) BEFORE INCOME TAXES as a result of the foregoing was $46 thousand net income, down from net income of $3.0 million reported for the same period in 1997 primarily due to lower oil prices and higher DD&A expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

    NET PRODUCTION increased 9% to 12.1 Bcfe for the six months ended June 30, 1998 from 11.1 Bcfe for the six months ended June 30, 1997. The increase was due to the expanded capacity at the Sandy Lake processing plant which became operational during the first quarter of 1997 and production which began subsequent to June 30, 1997 from two offshore discoveries made in 1996. This increase was offset in part by the natural production decline on offshore properties.

    OIL AND GAS REVENUES of $29.7 million for the six months ended June 30, 1998 increased $0.4 million, or 1%, compared with $29.3 million for the same period in 1997. The increase was the result of the increased production discussed above, offset almost entirely by a 7% decrease in realized oil and natural gas prices (on an equivalent Mcf basis) between the two periods, net of hedging. Hedging activities for the six months ended June 30, 1998 increased the average realized sales price received per Mcfe by $0.04 and revenues by $0.5 million. In the first six months of 1997, hedging activities decreased the average realized sales price received by $0.19 per Mcfe and revenues by $2.1 million. During the first six months of 1998, approximately 40% of the Company's equivalent production was subject to hedge positions, compared with approximately 66% for the first six months of 1997.

    LEASE OPERATING EXPENSES increased 8% to $5.6 million for the first six months of 1998, from $5.2 million for the first six months of 1997, due primarily to increased production volumes.

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) increased 17% to $16.3 million for the six months ended June 30, 1998, from $13.9 million for the same period in 1997, as a result of the production increase mentioned above and a 7% increase in the unit-of-production depreciation, depletion and amortization rate to $1.34 per Mcfe from $1.25 per Mcfe. The rate increase was caused by increased capital expenditures during the period between July 1, 1997 and June 30, 1998, with relatively less proved reserve additions during the same time period.

    IMPAIRMENT OF OIL AND GAS PROPERTIES amounting to $28.5 million was recorded in the first quarter of 1997 for the non-cash full cost ceiling test impairment using prices in effect at March 31, 1997. Price increases subsequent to March 31, 1997 were sufficient to avoid the impairment charge, but, given the unpredictable volatility of future prices, the Company elected to record the charge in order to conservatively state the book value of its assets. For the six months ended June 30, 1998, no impairment was recorded.

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

    GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 36% to $1.9 million for the first half of 1998, from $1.4 million for the first half of 1997, due primarily to increased personnel related costs and lower reimbursements from drilling program partners in 1998.

    INTEREST EXPENSE increased 19% to $6.3 million for the first six months of 1998, from $5.3 million for the first six months of 1997, due primarily to a higher average debt level in 1998.

    INCOME (LOSS) BEFORE INCOME TAXES was a loss of $2.9 million for the six months ended June 30, 1998, compared with a $24.6 million loss for the same period in 1997, as a result of the factors described above.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

    At June 30, 1998, the Company had cash and cash equivalents of approximately $3.3 million and a working capital deficit of approximately $18.6 million, compared with a working capital deficit of $8.6 million at December 31, 1997. The $10.0 million decrease in working capital was primarily due to increased exploration and drilling activity during the first six months of 1998. The Company expects to use cash flow from operations and additional debt borrowings to reduce this deficit. The Company's primary sources of cash during the first six months of 1998 were from operations, proceeds from the revolving credit facility and proceeds from the sale of common stock to existing shareholders. The primary use of cash for the same period 1997 was for capital expenditures associated with exploration and development.

    The Company had a net cash outflow of $5.8 million for the first six months of 1998, resulting from capital expenditures of $83.7 million, offset in part by cash inflow from operations of $20.8 million, net cash inflow of $28.3 million from the Company's revolving credit facility and $28.8 million from the sale of common stock.

    Net cash provided by operating activities decreased by $0.9 million to $20.8 million in the first six months of 1998 from the corresponding period of 1997, primarily due to increased operating and administrative costs, which was partially offset by higher oil and gas sales revenue.

    Cash used in investing activities in the first six months of 1998 increased $63.7 million to $83.7 million from $20.0 million for the same period in 1997 due primarily to increased capital expenditures for exploration and development activities.

    Cash provided by financing activities was $57.1 million for the first six months of 1998 compared with none for the same period in 1997. Sources of this cash included borrowings under the Revolving Credit Facility of $28.3 million. During the first six months of 1998, the Company also completed the sale of additional common stock to existing shareholders, with net proceeds of $28.8 million.

    The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company's operations, management has adopted a policy of hedging oil and natural gas prices from time to time through the use of commodity futures, options and swap agreements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements.

    The following table sets forth the increase (decrease) in the Company's oil and natural gas sales as a result of hedging transactions and the effects of hedging transactions on prices during the periods indicated.

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                    1998            1997
                                                                                -----------     -----------
              Increase (decrease) in natural gas sales (in thousands) .....     $       455     $    (1,465)
              Decrease in oil sales (in thousands) ........................              --            (614)
              Effect of hedging transactions on average natural gas
                    sales price (per Mcf) .................................            0.05           (0.17)
              Effect of hedging transactions on average oil sales price
                   (per Bbl) ..............................................              --           (1.41)

    The following table sets forth the Company's open hedging contracts for natural gas and the weighted average prices hedged under various swap agreements as of June 30, 1998.

                                ------------------------------------------------------
                                                                          Weighted
                                    Hedge Quantity                      Average Price
                                         Mmbtu                            $/Mmbtu
                                --------------------------        --------------------
July-October 1998.............          4,920,000                        $  2.33

    Capital expenditures for the first six months of 1998, excluding capitalized indirect costs of $3.4 million, amounted to $80.3 million and consisted of $40.3 million of leasehold and G&G costs, $17.2 million for exploratory drilling and $22.3 million for development. Leasehold and G&G costs included lease bonus payments of $29.2 million where the Company was the successful bidder on 9 Deepwater Gulf blocks at the March 18, 1998 Outer Continental Shelf Central Gulf of Mexico Oil and Gas Lease Sale 169. As a result of the lease purchases, 1998 capital expenditures are expected to be $120 to $125 million.

    Debt outstanding as of June 30, 1998 was approximately $141.9 million, including $100 million of subordinated senior notes and $42 million drawn on the Revolving Credit Facility. Following the semi-annual borrowing base redetermination, on May 4, 1998, the borrowing base under the Revolving Credit Facility was increased from $58 million to $60 million, giving the Company additional available borrowing capacity of approximately $18 million at June 30, 1998. All amounts outstanding under the Revolving Credit Facility are due October 1, 1999. Subsequent to June 30, 1998, the Company borrowed an additional $15 million as of August 12, 1998, on its Revolving Credit Facility.

    In June 1998, existing shareholders of Mariner Holdings, Inc., the Company's parent, contributed an aggregate of approximately $28.8 million of net equity capital to Mariner Holdings, which in turn contributed that capital to the Company. The proceeds of the equity investment were used to reduce borrowings on the Revolving Credit Facility and to supplement funding of the Company's 1998 capital expenditure plan.

    In order for the Company to fund its remaining planned activities in 1998, the Company will be required to supplement its cash flows from operations and revolving credit facility borrowings with additional debt financing or equity contributions. The Company anticipates additional debt and/or equity financing to fund its remaining 1998 planned activities. However, the Company's capital resources still may not be sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance that anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, depending on the levels of its cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), the Company may need to refinance a portion of the principal amount of its senior subordinated debt at or prior to maturity. However, there can be no assurance that the Company would be able to obtain financing on acceptable terms to complete a refinancing.

    To support its deepwater strategy, the Company has entered into a letter of intent regarding the commitment of a deepwater rig to Mariner and another company on an equally shared basis for five years beginning in late 1999 or early 2000. Currently, the rig is being upgraded to be capable of drilling in water depths to 6,000 feet.

PART I, ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

PART II.      OTHER INFORMATION


    ITEM 1.   LEGAL PROCEEDINGS

        As reported in the Company's 1997 Annual Report on Form 10-K, Mariner Energy is the defendant in litigation in the district court of Hardin County, Texas in which the plaintiff, ETOCO, Inc., sought damages of $8.2 million plus court costs related to the Company's operations in the Sandy Lake field. On April 22, 1998, the jury returned a verdict partially in favor of the plaintiff in the amount of $2.4 million, before attorney's fees and interest. The Company strongly disagrees with the jury verdict, and will vigorously contest the verdict in the trial court and then, if necessary, in the appellate courts. Results of the contested verdict should be known within 12 to 24 months. Although no assurances can be given, the Company believes that the ultimate outcome of the above litigation will not have a material adverse effect on the Company's financial position. The Company recorded a $3.0 million provision for litigation in the first quarter of 1998 relating to this case.


    ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.


    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


    ITEM 5.   OTHER INFORMATION

    None.


    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith.

              10.1  Second Amendment to the Credit Agreement dated August 11,
                    1998

              27.1  Financial Data Schedule

    (b) The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 1998.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MARINER ENERGY, INC.



Date: August 13, 1998                        /s/ Frank A. Pici
                                             --------------------------------
                                             Frank A. Pici
                                             Vice President of Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Officer Duly Authorized to Sign
                                             on Behalf of the Registrant)

                               INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
   10.1             Second Amendment to the Credit Agreement dated August 11,
                    1998

   27.1             Financial Data Schedule