Form 10-Q
period 1998-09-30
MARINER ENERGY INC
filed 1998-11-16
CIK 1022345

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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


                                 (281) 584-5500
                         (Registrant's telephone number)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes       No   X
                                              ---       ---

         Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This quarterly report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of August 1, 1996, under which the Company is the issuer of certain debt.

         As of November 13, 1998, there were 1,000 shares of the registrant's common stock outstanding.


================================================================================

                              MARINER ENERGY, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                                     Page
-------------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION


Item 1.  Independent Certified Public Accountants' Report on Review of Interim Financial Information  . . . . . . . .   1

   Balance Sheets at September 30, 1998 (unaudited) and December 31, 1997   . . . . . . . . . . . . . . . . . . . . .   2

   Statements of Operations for the three and nine-months ended September 30, 1998 and 1997 (unaudited)   . . . . . .   3

   Statements of Cash Flows for the nine-months ended September 30, 1998 and 1997 (unaudited)   . . . . . . . . . . .   4

   Notes to Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5


Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations   . . . . . . . .   7

Item 3.       Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . . . . . . . . . . . . . . .  14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART I, ITEM 1.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of September 30, 1998 and the related statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
November 12, 1998

                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               September 30,     December 31,
                                                                  1998              1997
                                                                ---------         ---------
                                                               (Unaudited)
              ASSETS
CURRENT ASSETS:

    Cash and cash equivalents                                   $     133         $   9,131
    Receivables                                                    15,919            18,585
    Prepaid expenses and other                                      4,496             3,628
                                                                ---------         ---------

              Total current assets                                 20,548            31,344
                                                                ---------         ---------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, at full cost:
              Proved                                              287,604           222,829
              Unproved, not subject to amortization                74,412            36,526
                                                                ---------         ---------
                    Total                                         362,016           259,355
    Other property and equipment                                    3,135             2,222
    Accumulated depreciation, depletion and amortization         (108,869)          (84,236)
                                                                ---------         ---------
              Total property and equipment, net                   256,282           177,341
                                                                ---------         ---------

OTHER ASSETS, NET OF AMORTIZATION                                   3,802             3,892
                                                                ---------         ---------

TOTAL ASSETS                                                    $ 280,632         $ 212,577
                                                                =========         =========

              LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                                            $  12,393         $   5,556
    Accrued liabilities                                            18,678            29,908
    Accrued interest                                                1,854             4,443
                                                                ---------         ---------
              Total current liabilities                            32,925            39,907
                                                                ---------         ---------

OTHER LIABILITIES                                                   5,499             1,922

LONG-TERM DEBT:
    Subordinated notes                                             99,611            99,574
    Revolving Credit Facility                                      51,000            14,000
    Affiliate Credit Facility                                      10,000                --
                                                                ---------         ---------
              Total long-term debt                                160,611           113,574
                                                                ---------         ---------

STOCKHOLDER'S EQUITY:
    Common stock, $1 par value; 1,000 shares authorized,
        issued and outstanding                                          1                 1
    Additional paid-in-capital                                    125,067            96,075
    Accumulated deficit                                           (43,471)          (38,902)
                                                                ---------         ---------
              Total stockholder's equity                           81,597            57,174
                                                                ---------         ---------

TOTAL LIABILITIES and STOCKHOLDER'S EQUITY                      $ 280,632         $ 212,577
                                                                =========         =========

   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)



                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                            --------------------------------       -------------------------------
                                                1998              1997                 1998               1997
                                            -----------         ------------       -----------         -----------
REVENUES:

   Oil sales                                   $  2,338         $  4,904              $  8,405         $ 12,974
   Gas sales                                     12,683           11,391                36,323           32,645
                                               --------         --------              --------         --------
          Total revenues                         15,021           16,295                44,728           45,619
                                               --------         --------              --------         --------

COSTS AND EXPENSES:
   Lease operating expenses                       3,105            2,762                 8,684            7,918

   Depreciation, depletion and                    8,749            8,555                25,023           22,436

   Impairment of oil and gas properties              --               --                    --           28,514
   General and administrative expenses            1,565              883                 3,417            2,252

   Provision for litigation                          --               --                 2,960               --
                                               --------         --------              --------         --------
          Total costs and expenses               13,419           12,200                40,084           61,120
                                               --------         --------              --------         --------
OPERATING INCOME (LOSS)                           1,602            4,095                 4,644          (15,501)

INTEREST:

   Income                                            16              107                   299              355
   Expense                                       (3,260)          (2,596)               (9,512)          (7,874)
                                               --------         --------              --------         --------
INCOME (LOSS) BEFORE TAXES                       (1,642)           1,606                (4,569)         (23,020)

PROVISION FOR INCOME TAXES                           --               --                    --               --
NET INCOME (LOSS)                              $ (1,642)        $  1,606              $ (4,569)        $(23,020)
                                               ========         ========              ========         ========




   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                        1998               1997
                                                                    -----------        ------------
 OPERATING ACTIVITIES:

     Net loss                                                        $  (4,569)        $ (23,020)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
              Depreciation, depletion and amortization                  25,287            23,083
              Impairment of oil and gas properties                          --            28,514
              Provision for litigation                                   2,960                --
     Changes in operating assets and liabilities:
              Receivables                                                2,666            (1,315)
              Prepaid expenses and other                                  (868)             (256)
              Other assets                                                  90              (125)
              Accounts payable and accrued liabilities                  (6,982)            4,804
                                                                     ---------         ---------
                    Net cash provided by operating activities           18,584            31,685
                                                                     ---------         ---------
 INVESTING ACTIVITIES:

     Additions to oil and gas properties                              (102,661)          (40,257)
     Additions to other property and equipment                            (913)             (488)
                                                                     ---------         ---------
                    Net cash used in investing activities             (103,574)          (40,745)
                                                                     ---------         ---------

 FINANCING ACTIVITIES:
     Proceeds from revolving credit facility, net                       37,000             2,500
     Affiliate credit facility                                          10,000                --
     Equity contribution                                                28,992               170
     Payment of debt issue costs                                            --               (34)
                                                                     ---------         ---------
                    Net cash provided by financing activities           75,992             2,636
                                                                     ---------         ---------
 DECREASE IN CASH AND CASH EQUIVALENTS                                  (8,998)           (6,424)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        9,131            10,819
                                                                     ---------         ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $     133         $   4,395
                                                                     =========         =========





   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

    The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K for the year ended December 31, 1997. The results of operations and cash flows for the nine-months ending September 30, 1998 are not necessarily indicative of the results for the full year.

2.  Oil and Gas Properties

    Under the full cost method of accounting for oil and natural gas properties, the net carrying value of proved oil and natural gas properties is limited to an estimate of the future net revenues, discounted at 10%, from proved oil and natural gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties. As a result of this limitation and reduced product prices in March 1997, a non-cash full cost ceiling test impairment charge of $28.5 million was recorded in the quarter ended March 31, 1997. Price increases subsequent to March 31, 1997 were sufficient to avoid the impairment charge, but, given the unpredictable volatility of future prices, the Company elected to record the charge in order to conservatively state the book value of its assets. No impairment charge was required during the nine months ending September 30, 1998.

3.  Credit Facilities

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

    Mariner Holdings, Inc., the company's parent, entered into an agreement with an affiliate to provide a $25 million unsecured, subordinated credit facility (the "Facility"), the funds from which are being contributed to the Company. This Facility accrues interest at an annual rate of LIBOR plus 2.5% and requires a structuring fee of 4% of the borrowed amount. The Facility requires that a portion of the proceeds of any private or public equity or debt offering by the Company's parent be applied to repay amounts outstanding under that facility, following which no additional amounts will be available for borrowing under the Facility. If financing does not become available by March 1, 1999, the Facility will be converted to equity. At September 30, 1998, the Company's parent had $10 million outstanding from this Facility. The entire amount is classified as long-term since it will either be repaid from a long-term debt facility or permanent equity financing.

4.  Hedging Program

    The Company has entered into crude oil and natural gas price swaps or other similar hedging transactions to reduce its exposure to price reductions. In the three and nine-month periods ending September 30, 1998, the Company hedged approximately 72% and 50%, respectively, of its natural gas production and none of its crude oil production, the results of which hedges were included in oil and gas revenues. At September 30, 1998, the Company had natural gas hedging contracts, including related basis differentials, in place for October and November 1998 with notional volumes of 40,000 and 43,000 Mmbtu per day at $2.33 and $2.12 per Mmbtu, respectively.

5.  Deepwater Rig Commitment

    To support its deepwater strategy, the Company has entered into a letter of intent regarding the commitment of a deepwater rig to Mariner and another company on an equally shared basis for five years beginning in late 1999 or early 2000. Currently, the rig is being upgraded to be capable of drilling in water depths to 6,000 feet.

6.  Provision for Litigation

    As reported in the Company's 1997 10-K, the Company is the defendant in litigation in the state district court of Hardin County, Texas in which litigation the plaintiff, ETOCO, Inc., sought damages of $8.2 million plus court costs related to the Company's operations in the Sandy Lake field. On April 22, 1998, the jury returned a verdict partially in favor of the plaintiff in the amount of $2.4 million, before attorney's fees and interest. Attorney's fees of approximately $0.5 million have been awarded, for a total judgment of $2.9 million, which accrues interest at 10% per annum. The Company believes that the verdict is not supported by the evidence and intends to vigorously contest the verdict in the trial court and then, if necessary, in the appellate courts. In the first quarter of 1998, a $3.0 million charge was recorded to provide for this litigation-related cost contingency. Results of the contested verdict should be known within 12 to 24 months.

PART I, ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.

    The following review of operations for the nine-month periods ended September 30, 1998 and 1997 and the three-month periods ended September 30, 1998 and 1997 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

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

RESULTS OF OPERATIONS

The following table sets forth certain information regarding results of operations for the periods shown:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                   ------------------------------      --------------------------------
                                                       1998              1997              1998               1997
                                                   ------------      ------------      -------------      -------------
Total revenue, $MM                                 $       15.0       $      16.3       $       44.7       $       45.6

EBITDA, $MM (a)                                            10.3              12.7               32.6               35.4

Impairment of oil & gas properties, $MM (b)                 --                --                 --                28.5

Net  income (loss), $MM                                    (1.6)              1.6               (4.6)             (23.0)

Production:
     Oil and condensate (Mbbls)                             183               266                625                701
     Natural Gas (Mmcf)                                   5,108             4,702             14,591             13,237
     Natural Gas equivalents (Mmcfe)                      6,206             6,298             18,341             17,443

Average realized sales prices:
     Oil and condensate ($/Bbl)                    $      12.75      $      18.38      $       13.46      $       18.50
     Natural Gas ($/Mcf)                                   2.49              2.42               2.49               2.47
     Natural Gas equivalents ($/Mcfe)                      2.42              2.59               2.44               2.61
Cash Margin per Mcfe (c):
     Revenue (pre-hedge)                           $       2.21      $       2.64      $        2.34      $        2.75
     Hedging impact                                        0.21             (0.05)              0.10              (0.14)
     Lease operating expenses                             (0.50)            (0.44)             (0.47)             (0.45)
     Gross G&A costs                                      (0.56)            (0.32)             (0.45)             (0.31)
                                                   ------------      ------------      -------------      -------------
         Cash Margin                               $       1.36      $       1.83      $        1.52      $        1.85
                                                   ============      ============      =============      =============

Capital Expenditures, $MM:
    Exploration:
          Leasehold and G&G costs                  $        3.5      $        9.9      $        43.8      $        15.7
          Drilling                                          2.1               2.0               19.3                6.2
    Development & other                                    11.6               7.5               33.8               15.2
    Capitalized G&A and interest costs                      2.7               1.3                6.7                3.6
                                                   ------------      ------------      -------------      -------------
        Total                                      $       19.9      $       20.7       $      103.6       $       40.7
                                                   ============      ============      =============      =============

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

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 1998

    NET PRODUCTION decreased 2% to 6.2 Bcfe for the third quarter of 1998 from
6.3 Bcfe for the third quarter of 1997. Production of natural gas in the third quarter of 1998 increased nine percent to 5.1 billion cubic feet (Bcf) compared to 4.7 Bcf during the same period last year despite the fact that several offshore fields were shut-in during portions of August and September due to hurricanes and tropical storms in the Gulf of Mexico. Oil Production during the third quarter of 1998 was 183,000 barrels compared to 266,000 barrels during the third quarter of 1997. The anticipated decline in oil production occurred at the Company's Sandy Lake field as production shifted to natural gas which more than offset the reduced oil production on an equivalent unit of production basis.

    OIL AND GAS REVENUES decreased 8% to $15.0 million for the third quarter of 1998 from $16.3 million for the third quarter of 1997. The reduction in revenue, primarily attributable to a decline in oil prices and oil production, was partially offset by an increase in natural gas production. Hedging activities for the third quarter of 1998 increased the average realized sales price received per Mcfe by $0.21 and revenues by $1.3 million. By comparison, in the third quarter of 1997, hedging activities reduced the average realized sales price received by $0.05 per Mcfe and revenues by $0.3 million. During the third quarter of 1998, approximately 59% of the Company's equivalent production was subject to hedge positions, compared with approximately 56% for the same quarter in 1997.

    LEASE OPERATING EXPENSES increased 11% to $3.1 million for the third quarter of 1998, from $2.8 million for the third quarter of 1997, due primarily to the increase in the number of producing properties as compared to the same time period for 1997.

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) increased 1% to $8.7 million for the third quarter of 1998, from $8.6 million for the third quarter of 1997, primarily due to a 4% increase in the unit-of-production DD&A rate to $1.41 per Mcfe from a post-impairment rate of $1.36 per Mcfe. The higher rate for the third quarter of 1998 was primarily due to higher drilling and completion costs.

    GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 78% to $1.6 million for the third quarter of 1998, from $0.9 million for the third quarter of 1997, due primarily to increased personnel related costs in 1998 and lower overhead reimbursement from drilling program partners.

    INTEREST EXPENSE increased 27% to $3.3 million for the third quarter of 1998, from $2.6 million for the third quarter of 1997 due primarily to a higher average debt level.

    INCOME (LOSS) BEFORE INCOME TAXES as a result of the foregoing was $1.6 million net loss, down from net income of $1.6 million reported for the same period in 1997, primarily due to lower oil prices and production.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

    NET PRODUCTION increased 5% to 18.3 Bcfe for the nine months ended September 30, 1998 from 17.4 Bcfe for the nine months ended September 30, 1997. The increase was due to the expanded capacity at the Sandy Lake processing plant which became operational during the first quarter of 1997 and production which began subsequent to September 30, 1997 from two offshore discoveries made in 1996. This increase was offset in part by the natural production decline on offshore properties.

    OIL AND GAS REVENUES of $44.7 million for the nine months ended September 30, 1998 decreased $0.9 million, or 2%, compared with $45.6 million for the same period in 1997. The decrease was the result of a 7% decline in realized oil and natural gas prices (on an equivalent Mcf basis) between the two periods, net of hedging, and a decrease in production as described above. Hedging activities for the nine months ended September 30, 1998 increased the average realized sales price received per Mcfe by $0.10 and revenues by $1.8 million. In the first nine months of 1997, hedging activities decreased the average realized sales price received by $0.14 per Mcfe and revenues by $2.4 million. During the first nine months of 1998, approximately 40% of the Company's equivalent production was subject to hedge positions, compared with approximately 62% for the first nine months of 1997.

    LEASE OPERATING EXPENSES increased 10% to $8.7 million for the first nine months of 1998, from $7.9 million for the first nine months of 1997, due primarily to increased production volumes.

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) increased 12% to $25.0 million for the nine months ended September 30, 1998, from $22.4 million for the same period in 1997, as a result of the production increase mentioned above and a 5% increase in the unit-of-production depreciation, depletion and amortization rate to $1.36 per Mcfe from $1.29 per Mcfe. The rate increase was caused by increased capital expenditures during the period between October 1, 1997 and September 30, 1998, with relatively less proved reserve additions during the same time period.

    IMPAIRMENT OF OIL AND GAS PROPERTIES amounting to $28.5 million was recorded in the first quarter of 1997 for the non-cash full cost ceiling test
impairment using prices in effect at March 31, 1997.   Price increases
subsequent to March 31, 1997 were sufficient to avoid the impairment charge, but, given the unpredictable volatility of future prices, the Company elected to record the charge in order to conservatively state the book value of its assets. For the nine months ended September 30, 1998, no impairment was recorded.

    PROVISION FOR LITIGATION of $3.0 million was recorded in the first quarter of 1998 to provide for a litigation- related cost contingency. The Company is the defendant in litigation in the district court of Hardin County, Texas in which the plaintiff, ETOCO, Inc., sought damages of $8.2 million plus court costs related to the Company's operations in the Sandy Lake field. On April 22, 1998, the jury returned a verdict partially in favor of the plaintiff in the amount of $2.4 million, before attorney's fees and interest. Attorney's fees of approximately $0.4 million have been awarded, for a total judgment of $2.8 million, which accrues interest at 10% per annum. The Company believes that the verdict is not supported by the evidence and intends to vigorously contest the verdict in the trial court and then, if necessary, in the appellate courts. In the first quarter of 1998, a $3.0 million charge was recorded to provide for this litigation-related contingency. Results of the contested verdict should be known within 12 to 24 months.

    GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 48% to $3.4 million for the nine months ended September 30, 1998, from $2.3 million for the nine months ended September 30, 1997, due primarily to increased personnel related costs and lower reimbursements from drilling program partners in 1998.

    INTEREST EXPENSE increased 20% to $9.5 million for the first nine months of 1998, from $7.9 million for the first nine months of 1997, due primarily to a higher average debt level in 1998.

    INCOME (LOSS) BEFORE INCOME TAXES was a loss of $4.6 million for the nine months ended September 30, 1998, compared with a $23.0 million loss for the same period in 1997, as a result of the factors described above.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

    At September 30, 1998, the Company had cash and cash equivalents of approximately $0.1 million and a working capital deficit of approximately $12.4 million, compared with a working capital deficit of $8.6 million at December 31, 1997. The $3.8 million decrease in working capital was primarily due to
increased exploration and drilling activity for 1998 as compared to 1997.   The
Company expects to use cash flow from operations, additional debt borrowings or issuance of private or public debt or equity to fund this deficit. However, the Company may be required to reduce its planned capital expenditures and forego planned exploratory drilling or to monetize portions of its proved reserves or undeveloped inventory if additional capital resources are not available to the Company on terms it considers reasonable.

    The Company had a net cash outflow of $9.0 million for the first nine months of 1998. The Company's primary sources of cash during the first nine months of 1998 were from operations ($18.6 million), proceeds from the Revolving Credit Facility and the Facility ($47.0 million), and proceeds from the sale of common equity to existing shareholders of the Company's parent ($29.0 million). The primary use of cash for the same period was for capital expenditures associated with exploration and development ($103.6 million).

    Net cash provided by operating activities decreased by $13.1 million to $18.6 million in the first nine months of 1998 from the corresponding period of 1997, primarily due to increased operating and administrative costs and changes in working capital, which was partially offset by higher oil and gas sales revenue.

    Cash used in investing activities in the first nine months of 1998 increased $62.9 million to $103.6 million from $40.7 million for the same period in 1997 due primarily to increased capital expenditures for exploration and development activities.

    Cash provided by financing activities was $76.0 million for the first nine months of 1998 compared with $2.6 million for the same period in 1997. Sources of this cash included net borrowings under the Revolving Credit Facility of $37.0 million and borrowings under the Facility for $10 million. During the first nine months of 1998, the Company's parent also completed the sale of additional common equity to existing shareholders of the Company's parent, with net proceeds of $29.0 million.

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

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                 1998               1997
                                                                            ------------          ---------
Increase (decrease) in natural gas sales (in thousands) . . . . . .             $1,772             $(1,795)
Decrease in oil sales (in thousands)  . . . . . . . . . . . . . . .                  -                (614)

Effect of hedging transactions on average natural gas sales price
  (per Mcf) . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0.12               (0.14)

Effect of hedging transactions on average oil sales price (per
     Bbl) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -               (0.88)


         The following table sets forth the Company's open hedging contracts for natural gas and the weighted average prices hedged under various swap agreements as of September 30, 1998.

                                    --------------------------------
                                                         Weighted
                                    Hedge Quantity     Average Price
                                        Mmbtu             $/Mmbtu
                                    --------------     -------------
              October                 1,240,000            $2.33
              November 1998           1,200,000            $2.18

         Capital expenditures for the first nine months of 1998, excluding capitalized indirect costs of $6.7 million, amounted to $96.9 million and consisted of $43.8 million of leasehold and G&G costs, $19.3 million for exploratory drilling and $33.8 million for development. Leasehold and G&G costs included lease bonus payments of $31.7 million relating to nine Deepwater Gulf blocks the Company acquired through the March 1998 Outer Continental Shelf Central Gulf of Mexico Oil and Gas Lease Sale 169 and eight Deepwater Gulf blocks on which the Company was the apparent high bidder at the August 1998 Outer Continental Shelf Western Gulf of Mexico Oil and Gas Lease Sale 171. The Company expects to pay an additional $4.5 million in the fourth quarter relating to the 171 Lease Sale. As a result of the lease purchases, 1998 capital expenditures are expected to be $125 to $130 million, excluding capitalized indirect costs.

         Debt outstanding as of September 30, 1998 was approximately $160.6 million, including $99.6 million of subordinated senior notes, $51 million drawn on the Revolving Credit Facility and $10 million under the Facility. Following the semi-annual borrowing base redetermination on May 4, 1998, the borrowing base under the Revolving Credit Facility was increased from $58 million to $60 million, giving the Company total available borrowing capacity under the Revolving Credit Facility and the Facility of approximately $24 million at September 30, 1998. All amounts outstanding under the Revolving Credit Facility are due October 1, 1999. Subsequent to September 30, 1998, the Company had borrowed an additional $2.1 million under the Revolving Credit Facility and an additional $10.0 million under the Facility, leaving total availability of approximately $10.9 million as of November 11, 1998. There can be no assurance that funds available to the Company under the Revolving Credit Facility and the Facility will be sufficient for the Company to fund its currently planned capital expenditures. The Company may be required to reduce its planned capital expenditures and forego planned exploratory drilling or to monetize portions of its proved reserves or undeveloped inventory if additional capital resources are not available to the Company on terms it considers reasonable.

         In June 1998, existing shareholders of the Company's parent contributed an aggregate of approximately $29.0 million of net equity capital to the Company's parent, which in turn contributed that capital to the Company. The proceeds of the equity investment were used to reduce borrowings on the Revolving Credit Facility and to supplement funding of the Company's 1998 capital expenditure plan.

         The Company's parent entered into an agreement with an affiliate to provide the Company's parent with a $25 million unsecured, subordinated credit facility, the funds from which are being contributed to the Company. This Facility accrues interest at an annual rate of LIBOR plus 2.5% and requires a structuring fee of 4% of the borrowed amount. The Facility requires that a portion of the proceeds of any private or public equity or debt offering by the Company's parent be applied to repay amounts outstanding under that Facility, following which no additional amounts will be available for borrowing under the Facility. If financing does not become available by March 1, 1999, the Facility will be converted to equity of the Company's parent. At September 30, 1998, the Company's parent had $10 million outstanding from this Facility. The entire amount is classified as long-term debt since it will either be repaid from a long-term debt facility or permanent equity financing or converted to equity.

         The Company believes it will have adequate cash flow in order for the Company to fund its remaining planned activities in 1998. However, the Company anticipates it will be required to raise additional debt and/or equity financing to fund part of its 1999 planned activities. The Company's capital resources still may not be sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance that anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, depending on the levels of its cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), the Company may need to refinance a portion of the principal amount of its senior subordinated debt at or prior to maturity. However, there can be no assurance that the Company would be able to obtain financing on acceptable terms to complete a refinancing.

         To support its deepwater strategy, the Company has entered into a letter of intent regarding the commitment of a deepwater rig to Mariner and another company on an equally shared basis for five years beginning in late 1999 or early 2000. Currently, the rig is being upgraded to be capable of drilling in water depths to 6,000 feet.

YEAR 2000 READINESS DISCLOSURE

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

         The Company has reviewed the majority of its primary Information Technology ("IT") systems with the vendors from which the systems were purchased and believes these systems will be Year 2000 compliant during 1998. The Company is further assessing less critical software systems, which assessment should be complete before the end of 1998. The Company is also reviewing its non-IT systems (such as technology embedded within its operational equipment) and any material third-party relationships for Year 2000 problems that could affect the Company's operations. The Company expects to complete this review by early 1999. The Company believes the potential impact, if any, of these IT, non-IT or third party systems not being Year 2000 compliant should not materially impact the Company's ability to continue exploration, drilling, production and sales activities. Based on reviews conducted to date and other preliminary information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flow in future periods. As part of the above mentioned review, the Company will address the most reasonably likely worst-case Year 2000 scenarios and potential costs. The Company will also develop a Year 2000 contingency plan for unknown events. Statements in this paragraph are intended to be and are hereby designated "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II.         OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS

             As reported in the Company's 1997 10-K, Mariner Energy is the defendant in litigation in the district court of Hardin County, Texas in which the plaintiff, ETOCO, Inc., sought damages of $8.2 million plus court costs related to the Company's operations in the Sandy Lake field. On April 22, 1998, the jury returned a verdict partially in favor of the plaintiff in the amount of $2.4 million, before attorney's fees and interest. Attorney's fees of approximately $0.5 million have been awarded, for a total judgment of $2.9 million, which accrues interest at 10% per annum. The Company believes that the verdict is not supported by the evidence and intends to vigorously contest the verdict in the trial court and then, if necessary, in the appellate courts. In the first quarter of 1998, a $3.0 million charge was recorded to provide for this litigation-related cost contingency. Results of the contested verdict should be known within 12 to 24 months. Although no assurances can be given, the Company believes that the ultimate outcome of the above litigation will not have a material adverse effect on the Company's financial position. The Company recorded a $3.0 million provision for litigation in the first quarter of 1998 relating to this case.


         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


         ITEM 5. OTHER INFORMATION

         None.


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed herewith.

                 27.1     Financial Data Schedule

         (b) The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MARINER ENERGY, INC.



Date: November 13, 1998            /s/ Frank A. Pici
                                   -----------------------------------
                                   Frank A. Pici
                                   Vice President of Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                   Officer Duly Authorized to Sign
                                   on Behalf of the Registrant)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

 27.1            Financial Data Schedule
