Form 10-K405
period 1998-12-31
MARINER ENERGY INC
filed 1999-04-15
CIK 1022345

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No [X]

     Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This annual report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of August 1, 1996, under which the Company is the issuer of certain debt.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ [X] ]

     The aggregate market value of the voting stock held by non-affiliates of registrant is indeterminable, as there is no established public trading market for the registrant's common stock.

        As of March 27, 1999, there were 1,378 shares of the registrant's common stock outstanding.



-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item                                                                                                          Page
------------------------------------------------------------------------------------------------------------------
PART I
         1.and 2.  Business and Properties
                           (a) Overview .......................................................................  1
                           (b) Business Strategy ..............................................................  3
                           (c) Reserves .......................................................................  4
                           (d) Oil and Gas Properties .........................................................  5
                           (e) Production ...................................................................... 8
                           (f) Productive Wells ...............................................................  8
                           (g) Acreage ........................................................................  9
                           (h) Drilling Activity................................................................ 9
                           (i) Marketing, Customers and Hedging Activities ...................................  10
                           (j) Competition ...................................................................  11
                           (k) Regulation ....................................................................  11
                           (l) Employees....................................................................... 12
         3.    Legal Proceedings............................................................................... 12
         4.    Submission of Matters to a Vote of Security Holders............................................. 12

PART II
         5.    Market for Registrant's Common Equity and Related Stockholder Matters........................... 13
         6.    Selected Financial Data......................................................................... 13
         7.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
                      (a) Introduction .......................................................................  14
                      (b) General.............................................................................  14
                      (c) Results of Operations...............................................................  15
                      (d) Liquidity and Capital Resources.....................................................  17
                      (e) Year 2000 Issues..................................................................... 20
                      (f) Market Risk Disclosure............................................................... 21
         8.    Financial Statements and Supplementary Data..................................................... 22
         9.    Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure......................................................................42

PART III
         10.   Directors and Executive Officers of the Registrant.............................................. 42
         11.   Executive Compensation.......................................................................... 44
         12.   Security Ownership of Certain Beneficial Owners and Management.................................. 45
         13.   Certain Relationships and Related Party Transactions............................................ 46

PART IV
         14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................. 49
               Glossary........................................................................................ 51

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

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Certain technical terms used in these Items are described or defined in the Glossary presented on page 51 of this report.

(a) OVERVIEW

         Mariner Energy, Inc. ("Mariner" or "Company") is an independent oil and natural gas exploration, development and production company with principal operations in three geographical areas of the United States; the shallow water or "shelf" (water depths less than 600 feet) of the Gulf of Mexico ("Gulf") and onshore areas near the Gulf; the "Deepwater" Gulf (water depths greater than 600 feet); and the Permian Basin of West Texas. Most of the Company's senior managers have been with the Company since 1984 and have over 20 years experience in the oil and natural gas exploration and production business. The Company has been an active explorer in the Gulf Coast area since the mid-1980s, when it operated as Hardy Oil & Gas USA Inc., and has grown its production and reserve base through the drillbit. Mariner's increasing focus on the Gulf in water depths greater than 600 feet since the early 1990's has made it one of the most experienced independent operators in the Deepwater Gulf, where it has operated six subsea development projects.

         Management of the Company and an affiliate of Enron Capital & Trade Resources Corp. ("ECT") acquired the Company from Hardy Oil & Gas, plc effective April 1, 1996 ("the Acquisition"). From the Acquisition effective date though December 31, 1998, the Company boosted its reserve base approximately 56%, increasingly emphasizing Deepwater Gulf exploration along with its well-established Deepwater Gulf exploitation activities. The Company's Deepwater Gulf drilling program has resulted in four new field discoveries in eight exploration wells drilled since the Acquisition. Mariner operates three of these four discoveries. First production from two of these discoveries commenced in 1998 and the Company expects first production from the other two in 1999 or 2000. Subsequent to year-end the Company had another Deepwater discovery which may be the most significant discovery for the Company to date, pending successful appraisal drilling.

         Since the Acquisition, the Company has more than tripled its inventory of Deepwater Gulf lease blocks through federal lease sales in which new Deepwater leases include royalty relief benefits. In 1998, Mariner acquired 20 Deepwater Gulf lease blocks through federal lease sales and farm-in arrangements, which blocks the Company believes add significant potential for reserve and production growth. As of December 31, 1998, Mariner had 128 blocks in the Gulf of Mexico, including 66 in the Deepwater Gulf, and held an inventory of 22 drillable exploration prospects, including 16 in the Deepwater Gulf, which it expects to drill over the next two to three years. In March 1999, the Company was the apparent high bidder at a federal lease sale on three blocks in water depths of 4,000 to 5,000 feet. Management believes all of these blocks encompass drillable prospects.

         As of December 31, 1998, the Company had proved reserves of 185.1 Bcfe, of which 70% was natural gas and 30% was oil and condensate. Also, the Company held a total undeveloped leasehold inventory of approximately 216,000 net acres, including 87 undeveloped Gulf blocks, and held under license or other arrangement approximately 8,200 square miles of 3-D seismic data and approximately 241,000 linear miles of 2-D seismic data.

         From June 1, 1989 (when the Company began to focus its efforts on the Gulf) through December 31, 1998, the Company drilled 287 gross (95.6 net) wells, including 97 gross (31.2 net) exploration and Deepwater exploitation wells. Of these wells, 32 were completed (26 in Gulf shallow water or onshore and 6 in Gulf Deepwater), representing a 33% success rate on its exploration and Deepwater exploitation activities. During the same period, the Company completed approximately 92% of its development wells.

         From January 1, 1994 through December 31, 1998, the Company increased its annual average daily production by 41% to approximately 66 Mmcfe per day. During the same period the Company replaced 170% of its annual production through the drill bit, primarily on Company-generated drilling prospects. To partially fund the drilling program, the Company sold some properties. Net of disposals, proved reserves have increased 45% over the period.

         The following table sets forth certain summary information with respect to the Company's oil and gas activities and results during the five years ended December 31, 1998. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission, which requires the application of year-end oil and natural gas prices for each year, held constant throughout the projected reserve life. See "Reserves" later in this item and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                                     Year ended December 31,
                                                                            (in thousands unless otherwise indicated)
                                                              -------------------------------------------------------------------
                                                                 1998           1997          1996          1995          1994
                                                              ----------     ----------    ----------    ----------    ----------
Proved reserves:
   Oil (Mbbls)..........................................           9,359          6,630         5,280         6,669         6,900
   Natural gas (Mmcf)...................................         128,895        121,366        92,284        98,330       100,645
   Natural gas equivalent (Mmcfe).......................         185,049        161,148       123,964       138,344       142,045
Present value of estimated future net revenues (1)......      $  147,629     $  183,829    $  303,363    $  173,421    $   95,318

Annual reserve replacement  ratio (2)...................             2.0            2.6           1.2           1.2           2.0

Capital expenditures:
   Capital costs incurred...............................      $  141,855     $   68,868    $   46,625    $   41,772    $   36,923
   Percentage attributable to:
      Lease acquisition.................................            30.4%          36.0%         30.7%         11.0%          6.8%
      Exploratory drilling, geological and geophysical..            25.1%          39.7%         48.7%         58.2%         48.5%
      Development and other.............................            44.5%          24.3%         20.6%         30.8%         44.7%

   Proceeds from property sales.........................              --             --    $    7,528    $   20,688    $    3,480

Production:
   Oil (Mbbls)..........................................             786            977           750           424           459
   Natural gas (Mmcf)...................................          19,477         18,004        20,429        13,770        14,362
   Natural gas equivalents (Mmcfe)......................          24,193         23,866        24,929        16,314        17,116

Average realized sales price per unit
(including the effects of hedging):
   Oil (per Bbl)........................................      $    12.80     $    18.48    $    18.04    $    17.10    $    15.83
   Natural gas (per Mcf)................................            2.39           2.48          2.29          1.83          1.92
   Gas equivalent (per Mcfe)............................            2.34           2.63          2.42          1.99          2.04

Expenses per Mcfe:
   Lease operating......................................            0.41           0.39          0.36          0.39          0.36
   General and administrative, net......................            0.20           0.13          0.13          0.12          0.11


         (1) Discounted at an annual rate of 10%. See "Glossary" included elsewhere in this report for the definition of "present value of estimated future net revenues".
         (2) The annual reserve replacement ratio for a year is calculated by dividing aggregate reserve additions, including revisions, on an Mcfe basis for the year by actual production on an Mcfe basis for such year.

(b) BUSINESS STRATEGY

         Mariner's strategy is to increase reserves, production and cash flow in a cost effective manner primarily "through the drill bit" -- emphasizing growth through exploration, exploitation and development of internally generated prospects, with heavy emphasis on the Deepwater Gulf. Approximately 90% by value of Mariner's proved reserves as of December 31, 1998 was attributable to fields developed from internally generated prospects. The Company prefers to operate the wells in which it participates.

         The Company pursues a portfolio approach to its drilling program, balancing risk and potential reward and currently targeting 5 to 10 new projects per year. This program is designed to supply predictable reserve replacement and production growth through lower risk Deepwater Gulf exploitation and substantial growth through a moderate risk exploration component where individual prospects can significantly increase the reserve base. Mariner currently targets capital allocation for exploration and exploitation efforts as follows:

               Portfolio Component                   Capital allocation Target
               -------------------                   -------------------------
               Deepwater Gulf Exploration                     55-70%
               Deepwater Gulf Exploitation                    20-30%
               Shelf/Onshore Gulf Exploration                  5-15%

         The Company focuses on the Deepwater Gulf because of (i) the potential for discovery of large hydrocarbon deposits, (ii) relatively favorable reservoir characteristics, (iii) the prevalence of 3-D seismic direct hydrocarbon indicators, (iv) the relatively under-explored nature of the region, (v) recent advances in Deepwater production technology that reduce development costs and expedite production and (vi) the favorable operating margins resulting from generally favorable prices for Gulf production and lower operating costs per unit. These lower operating costs per unit are attributed to prolific wells, concentration of labor and equipment, absence of severance and ad valorem taxes and generally lower royalties.

         Deepwater Gulf Exploitation. Six years ago Mariner was one of the first to recognize the opportunity to partner with major oil companies to develop smaller Deepwater discoveries which do not meet a large company's field-size threshold. The Company's initial Deepwater activities were exploitation projects involving subsea tiebacks of natural gas wells to existing platforms in water depths of 1,000 feet or less. After developing significant experience managing these projects, Mariner added more challenging natural gas projects in deeper water and oil subsea tieback projects. The Company operated two subsea tieback exploitation projects in the Deepwater Gulf in 1995 and 1996 and was recognized for its deepwater expertise by Hart Publications, which awarded its 1996 "Best in Gulf" Award for the Company's "Shasta" project. During 1997 and 1998, the Company acquired a 97% working interest in and operatorship of the planned "Pluto" exploitation subsea tieback project located in 2,800 feet of water on Mississippi Canyon block 718.

         Deepwater Gulf Exploration. Mariner expanded its Deepwater Gulf program in 1996 to include moderate risk exploratory drilling for small to mid-sized targets where its subsea expertise, coupled with the benefits of royalty relief on new leases, provide an opportunity for attractive economic returns. From the Acquisition through December 31, 1998, the Company has discovered four new fields in eight Deepwater Gulf exploratory test wells drilled. These four discoveries have been or are in the process of being developed with subsea tieback production systems. In 1997, Mariner further expanded its Deepwater Gulf program to selectively pursue larger exploratory targets which, if successful, may require the installation of dedicated floating production systems. The Company believes that these prospects offer significant reserve and production potential. In March 1999, the Company announced a significant discovery on one of these prospects located in approximately 7,100 feet of water offshore Louisiana in Mississippi Canyon block 305, on which appraisal drilling is expected to be undertaken during 1999. To support its Deepwater exploration strategy, Mariner acquired 28 total Deepwater Gulf blocks in 1996 and 1997, 20 Deepwater Gulf blocks in 1998 and three Deepwater Gulf blocks in the March 1999 lease sale.

         Shelf/Onshore Gulf Exploration. Mariner's strategy in the Gulf shallow water and near onshore fields is to focus on certain prospects in areas where it has been successful in obtaining attractive rates of return. Since the Acquisition, the Company has made five exploratory discoveries in the Shelf/Onshore Gulf area, three of which the Company generated internally. Mariner also devotes a small portion of its capital resources to relatively low risk development infill drilling operations in the Spraberry Trend of the Permian Basin of West Texas, which continues to be important to its internal growth strategy by providing a consistent source of cash flow for use in other activities.

         Mariner believes that the following competitive strengths distinguish the Company from other independent oil and gas companies. These advantages are responsible to a significant extent for the success of the Company's exploration and exploitation efforts in recent years.

         Early Entry Into Deepwater Gulf. Mariner established operations in the Deepwater Gulf in 1992 as one of the first independent oil and natural gas companies in the deepwater. After six years of managing projects in the Deepwater Gulf, the Company believes it has a competitive operating advantage in the area. This competitive advantage consists of a strong understanding of the geology and geophysics of the Deepwater Gulf, familiarity with challenges peculiar to operating in the Deepwater Gulf and relationships with vendors, major oil companies and other partners having complementary skills and knowledge of the area.

         Experienced Geoscience Staff. The Company's skilled technical staff of twelve geoscientists averages over 20 years experience, including extensive experience in the Deepwater Gulf and with major oil companies. This staff applies state-of-the-art technology to minimize exploration risk and maximize returns. Substantially all of the Company's exploration and exploitation prospects are generated using 3-D seismic data.

         Exploration Prospect Inventory. Mariner had an inventory of 22 drillable exploration prospects as of December 31, 1998 (including 16 in the Deepwater Gulf), which it expects to drill over the next two to three years. Pursuant to arrangements with partners on three of the prospects it was awarded in 1998, Mariner's share of exploration drilling costs on these prospects, estimated to be approximately $16 million, will be paid by its partners. The Company holds 87 undeveloped blocks and approximately 8,200 square miles of 3-D seismic under license or other arrangements to facilitate prospect generation. With 128 blocks on the Gulf of Mexico, including 66 in the Deepwater Gulf and numerous Deepwater Gulf lease blocks scheduled to become available over the next several years, Mariner believes that it is positioned to increase its lease and prospect holdings.

         Access to Deepwater Drilling Rig. The Company executed a letter of intent in February 1998 regarding the provision of a Deepwater drilling rig to Mariner and another company on an equally shared basis for five years beginning late 1999 or early 2000. The Company is currently in discussions with the owner of the rig to determine if a mutually acceptable drilling contract can be negotiated.

         Deepwater Operating Ability. The Company has made a substantial investment in obtaining experienced Deepwater drilling and project management personnel. Key management positions have been filled with individuals who average over 20 years of subsea experience in the North Sea and the Deepwater Gulf. This investment gives the Company the ability to execute Deepwater projects beyond the scope of most independents.

         Experienced Management with Significant Equity Incentives. The management team has considerable expertise in the oil and gas industry and significant experience working with the Company. All present key employees of, and consultants to, the Company are either (i) eligible to participate in an incentive program that provides overriding royalty interests in successful projects or (ii) participate in a Stock Option Plan. The Company believes this program strongly aligns management's and investors' interests. In addition, the Company believes this program is a significant reason why it has been able to retain the services of its senior management team, most of whom have been working together at the Company for over 10 years. Certain members of management and other key personnel of the Company have purchased approximately 4% of the common stock of Mariner Holdings and have acquired or received options to purchase an additional 12% of the common stock of Mariner Holdings. These shares and options were converted to Mariner Energy LLC shares and options in 1998.

(c) RESERVES

         The following table sets forth certain information with respect to the Company's proved reserves by geographic area as of December 31, 1998. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission which requires the application of year-end prices for each year, held constant throughout the projected reserve life. The reserve information as of December 31, 1998 is based upon a reserve report prepared by the independent petroleum consulting firm of Ryder Scott Company. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Therefore, without reserve additions in excess of production through successful exploration and development activities, the Company's reserves and production will decline. See Note 10 to the Financial Statements of the Company included elsewhere in this annual report for a discussion of the risks inherent in oil and natural gas estimates and for certain additional information concerning the proved reserves of the Company.

                                                                   As of December 31, 1998
                                         ---------------------------------------------------------------------------
                                                                                           Present Value of
                                              Proved Reserve Quantities          Estimated Future Net Revenues (1)
                                         ----------------------------------    -------------------------------------
                                           Oil       Natural Gas     Total       Developed    Undeveloped     Total
Geographic Area                          (MBbls)        (MMcf)      (MMcfe)        ($000)        ($000)       ($000)
---------------                          -------        ------      -------      --------       -------      --------
Deepwater Gulf....................         4,183        60,851       85,949      $ 41,208       $21,821      $ 63,029
Gulf of Mexico Shelf and

      Gulf Coast Onshore..........         1,105        46,659       53,289        70,315            40        70,355
Permian Basin.....................         4,071        21,385       45,811         9,401         4,844        14,245
                                           -----       -------      -------      --------       -------      --------
      Total.......................         9,359       128,895      185,049      $120,924       $26,705      $147,629
                                           =====       =======      =======      ========       =======      ========

Proved Developed Reserves.........         2,886        86,024      103,340      $120,924
                                           =====        ======      =======      ========

(1) Discounted (at 10%) present value as of December 31, 1998 (year-end prices held constant).

         The Company's estimates of proved reserves set forth in the foregoing table do not differ materially from those filed by the Company with other federal agencies.

(d) OIL AND GAS PROPERTIES

         (i) SIGNIFICANT PRODUCING PROPERTIES

         The Company owns oil and gas properties, both producing and for future exploration and development, onshore in Texas and offshore in the Gulf, primarily in federal waters. The Company's seven largest producing properties, as shown in the following table, accounted for approximately 52% of the Company's proved reserves as of December 31, 1998.


                                                                          As of December 31, 1998
                                                          ----------------------------------------------------------
                                  Mariner Ownership       Producing            Net Average                Net Proved
                               Working       Net Revenue    Wells           Daily Production               Reserves
                               Interest       Interest     (gross)      Oil (Bbls)          Gas (Mmcf)      (Mmcfe)
                               --------       --------    --------      ----------          ----------     ---------
Deepwater Gulf:

  Green Canyon 136               25.0%         21.5%          2             13                  5.1           3,409

  Garden Banks 240               33.0%         26.9%          1             42                  5.0           6,910

Gulf Shallow Water and
       Near Onshore Areas:

  Sandy Lake                     48.3%         36.0%          5             715                16.3          14,544

  Brazos A-105                   12.5%          9.9%          5              11                 7.2          13,594

  Galveston 151                  33.3%         26.7%          3             843                12.0           7,405

  Matagorda Island 683/703       25.0%         20.1%          4               1                32.1           4,257

Permian Basin of West Texas:

  Spraberry Aldwell Unit         70.3%         54.4%         82             501                 2.1          45,811
                                                                                                            -------
Totals - Principal Producing Properties                                                                      95,930
                                                                                                            =======

Following is additional information regarding the properties in the table shown above.

Deepwater Gulf

         GREEN CANYON 136 ("SHASTA"). Shasta was generated by the Company, acquired through a farmout transaction with Texaco and achieved initial production in 1995. The 5,760 acre block is located offshore Louisiana in water depths of approximately 840 to 1,040 feet. The Company operated the property to the date of first production when Texaco became the operator. Two producing wells have been drilled, and no additional drilling is currently planned. Green Canyon 136 is tied back, by a specially laid subsea pipeline and connecting system, to a production platform operated by Texaco approximately 10 miles from the well sites, and its production is commingled and marketed with Texaco's production. The field has an estimated remaining life of three years.

         GARDEN BANKS 240 ("MUSTIQUE"). Mustique was generated by the Company, acquired through a swap transaction with Shell Oil Company and achieved initial production in January 1996. The 5,760 acre block is located offshore Louisiana at a water depth of approximately 830 feet. The Company is the operator of the property. One producing well has been drilled and no additional drilling is currently planned. Garden Banks 240 is tied back by a subsea pipeline and connecting system to a production platform operated by Chevron approximately 12 miles from the well site, where its production is commingled and marketed with Chevron's production. The field has an estimated remaining life of five years.

Gulf Shallow Water and Near Onshore Areas

         SANDY LAKE. The Sandy Lake property, located onshore in the Pine Island Bayou Field of the Texas Gulf Coast, was generated by the Company and achieved initial production in 1994. The majority of the 4,870 acre property is located within the city limits of Beaumont, Texas. The Company is the operator of the property. Currently there are five producing wells in the field, and the Company is in the process of acquiring a 3D seismic survey to determine additional drilling potential in the area. The current field production has an estimated remaining life of three years.

         BRAZOS A-105. Brazos A-105 was generated by the Company and achieved initial production in 1993. The 4,320 acre block is located offshore Texas at a water depth of approximately 190 feet. Union Oil Company of California is the operator of the property and has drilled five producing wells thus far. No additional drilling is currently planned. The field has an estimated remaining life of nine years.

         GALVESTON 151 ("REMBRANDT"). Rembrandt was generated by the Company and achieved initial production in 1997. During 1998, Mariner drilled two additional successful wells in adjacent fault blocks, significantly increasing field production and proved reserves from the field. The 4,800 acre block is located offshore Texas in less than 50 feet of water. Mariner is the operator of the block. Additional drilling potential is currently under evaluation. The reserves developed to date have a remaining life of approximately four years.

         MATAGORDA ISLAND 683/703. Matagorda Island blocks 683 and 703 were acquired by the Company as part of a bid group and commenced production in 1993. The two 5,760 acre blocks are located offshore Texas at a water depth of approximately 125 feet. Vastar Resources, Inc. is the operator of the property. Four producing wells have been drilled, and no additional drilling is currently planned. The field has an estimated remaining economic life of six years.

The Permian Basin of West Texas

         SPRABERRY ALDWELL UNIT. In 1985, the Company acquired its interest in the Aldwell Unit property, which has been producing since 1949. The 15,776 acre fieldwide unit is located within the Spraberry Trend and produces from the unitized Spraberry Formation and non-unitized Dean Formation in Reagan County in West Texas. The Company is the operator of the property, and its working interest in individual wells ranges from 33% to 84% approximately. An infill well drilling program was implemented in 1997, and, to date, 70 wells have been drilled, all of which are currently producing. The drilling of additional infill wells is planned as market conditions allow. The estimated remaining life of the field is more than 45 years.

         (ii) OTHER SIGNIFICANT PROPERTIES

         In addition to the producing properties described above, the Company also owns interests in three other properties which, while not producing at December 31, 1998, represent a significant portion of proved reserves as of that date. Those properties are described below.

         GARDEN BANKS 367 ("DULCIMER"). Dulcimer was generated by the Company and acquired at a federal offshore Gulf of Mexico lease sale in September 1996. In late 1997, a successful exploration well was drilled on this 5,760 acre block located offshore Louisiana at a water depth of approximately 1,100 feet. The Company is the operator of the property and has a 41.7% working interest and a 40.7% net revenue interest. No additional drilling is currently planned. Dulcimer is expected to commence production in the second quarter of 1999, after being tied back by a subsea pipeline and connecting system to a production platform located approximately 14 miles from the well site. The field has an estimated life of approximately seven years after the start of production. Net proved reserves of 16.2 Bcfe, 97% natural gas, were included by the Company at December 31, 1998.

         MISSISSIPPI CANYON 673, 674, 717 AND 718 ("PLUTO"). During 1998, the Company increased its working interest in this deepwater exploitation project to 97% through a transaction with Chevron USA. The Company is operator of the prospect, located offshore Louisiana in water depths exceeding 2,800 feet, and has filed for Deepwater royalty relief with the Mineral Management Service. Two exploration and appraisal wells had been drilled in this project prior to the Company's ownership, which wells encountered a high-quality, gas condensate reservoir. Drilling of one or two additional production wells and the installation of a 30 mile flow line/umbilical system to a host platform on the shelf will be necessary to fully develop the discovery. Drilling of the first additional well is expected to commence in mid-1999 with concurrent infrastructure installation, and first production is planned for the fourth quarter of 1999. Ultimately, the Company expects to own a working interest in the project between 33% and 75%. The field has an estimated life of approximately eight years after the start of production, and net proved reserves of 39.7 Bcfe (70% natural gas), reflecting a 75% working interest, were included by the Company's estimate of proved reserves at December 31, 1998.

         EWING BANK 966 ("BLACK WIDOW"). Mariner generated the Black Widow deepwater prospect and acquired it at a federal offshore Gulf of Mexico lease sale in March 1997. Mariner operates and has a 45% working interest in this project, which is located offshore Louisiana at a water depth of approximately 1,900 feet. In early 1998, a successful exploration well was drilled on the prospect. Mariner expects the well to commence production in 2000 via subsea tieback to an existing platform. The Company estimates its net proved reserves from the Black Widow at December 31, 1998, to be approximately 14 Bcfe, 82% of which is oil.

         (iii) SIGNIFICANT RECENT DEVELOPMENT

         MISSISSIPPI CANYON 305 ("ACONCAGUA"). Aconcagua was generated by the Company and acquired at a federal offshore Gulf of Mexico Lease Sale in March 1998. In March 1999, the Company announced an exploratory discovery on this block, located in approximately 7,100 feet of water offshore Louisiana which logged multiple pay sands and encountered additional sands with productive potential. Appraisal and development plans for this significant discovery are currently being prepared to quantify reserve estimates and to ensure an appropriate development scenario. Drilling of the first appraisal well is anticipated for the third or fourth quarter of 1999. The Company holds a non-operating 25% working interest in the block.

         (iv) DISPOSITION OF PROPERTIES

         The Company periodically evaluates and, when appropriate, sells certain of its producing properties that it considers to be marginally profitable or outside of its areas of concentration. Such sales enable the Company to maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that the Company believes have a higher potential financial return. No property dispositions were made by the Company during 1998.

         (v) TITLE TO PROPERTIES

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


                                                                               Year ended December 31,
                                                           --------------------------------------------------------------
                                                                   1998                 1997                 1996
                                                                  ------               ------                ----
Production:
   Oil (Mbbls).........................................              786                  977                  750
   Natural gas (Mmcf)..................................           19,477               18,004               20,429
   Gas equivalent (per Mcfe)...........................           24,193               23,866               24,929

Average sales prices including effects of hedging:
   Oil (per Bbl).......................................          $ 12.80              $ 18.48              $ 18.04
   Natural gas (per Mcf)...............................             2.39                 2.48                 2.29
   Gas equivalent (per Mcfe)...........................             2.34                 2.63                 2.42

Expenses (per Mcfe):
   Lease operating.....................................              .41                  .39                  .36
   General and administrative, net (1).................              .20                  .13                  .13
   Depreciation, depletion and amortization (2)........             1.40                 1.33                 1.25

Cash margin per Mcfe (3)...............................             1.47                 1.92                 1.77

     (1) Net of overhead reimbursements received by the Company from other working interest owners and amounts capitalized under the full cost accounting method.

     (2) Excludes impairment of oil & gas properties

     (3) Average equivalent gas sales price (including the effects of hedging), minus lease operating and gross general and administrative expenses.

(f) PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and gas wells in which the Company owned a working interest at December 31, 1998:

                                            Total Productive Wells
                                           ------------------------
                                            Gross              Net
                                           -------            -----
Oil..............................             92              65.5
Gas..............................             99              17.5
                                             ---              ----
     Total.......................            191              83.0
                                             ===              ====

         Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. The Company has six wells that are completed in more than one producing horizon; those wells have been counted as single wells.

(g) ACREAGE

         The following table sets forth certain information with respect to the developed and undeveloped acreage of the Company as of December 31, 1998.

                                                       Developed Acres (1)          Undeveloped Acres (2)
                                                     ----------------------        ----------------------
                                                      Gross           Net           Gross            Net
                                                     -------        -------        -------        -------
Texas (Onshore)..............................         21,128         13,899          5,467          2,412
All other states (Onshore)...................            671            212            644            196
Offshore.....................................        211,391         60,414        435,167        213,614
                                                     -------        -------        -------        -------
     Total...................................        233,190         74,525        441,278        216,222
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



(h) DRILLING ACTIVITY

         Certain information with regard to the Company's drilling activity during the years ended December 31, 1998, 1997 and 1996 is set forth below.

                                                                Year Ended December 31,
                                            ----------------------------------------------------------------------
                                                   1998                      1997                     1996
                                            -------------------       -------------------       ------------------
                                            Gross          Net        Gross          Net        Gross         Net
                                            -----         -----       -----        ------       -----        -----
Exploratory wells:
   Producing........................            3         1.10            4         1.37            3        0.78
   Dry..............................            5         1.54            7         1.60            4        1.40
                                             ----        -----         ----        -----         ----       -----
       Total........................            8         2.64           11         2.97            7        2.18
                                             ====        =====         ====        =====         ====       =====
Development wells:
   Producing........................           19         8.61           11         5.27            5        1.73
   Dry..............................            3         1.13            -            -            -           -
                                             ----        -----         ----        -----         ----       -----
       Total........................           22         9.74           11         5.27            5        1.73
                                             ====        =====         ====        =====         ====       =====
Total wells:
   Producing........................           22         9.71           15         6.64            8        2.51
   Dry..............................            8         2.67            7         1.60            4        1.40
                                             ----        -----         ----        -----         ----       -----
       Total........................           30        12.38           22         8.24           12        3.91
                                             ====        =====         ====        =====         ====       =====

(i) MARKETING, CUSTOMERS AND HEDGING ACTIVITIES

         The Company markets substantially all oil and gas production from Company-operated properties and from properties operated by others where Mariner's interest is significant. The majority of the Company's natural gas, oil and condensate production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-sensitive prices. As to gas produced from the Spraberry Aldwell Unit, the Company has a long-term agreement as to the sale of such gas and the processing thereof which the Company believes to be competitive. Similarly, the Company has a gas processing agreement on its gas production from Sandy Lake which the Company believes has the effect of pricing its gas production favorably compared to market prices at that location. The following table lists customers accounting for more than 10% of the Company's total revenues for the year indicated (a "-" indicates that revenues from the customer accounted for less than 10% of the Company's total revenues for that year).

                                                           Percentage of total revenues
                                                          For the year ended December 31
                                                  ----------------------------------------------
         Customer                                   1998               1997              1996
         --------                                 ---------        -----------       -----------
         PanEnergy Marketing Co.                      29%               19%               -
         Transco Energy Marketing Company             16%               14%              15%
         Enron Capital & Trade Resources Corp.
              (An affiliate)                          15%               18%               -
         Genesis Crude Oil LP (formerly
              Howell Crude Oil Company)               10%               19%              13%
         Texaco Natural Gas, Inc.                      -                 -               13%
         Seneca Resources Corporation                  -                 -               10%

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

         From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to reduce its exposure to price fluctuations and to achieve a more predictable cash flow. The Company does not engage in hedging activities for speculative purposes. The Company customarily conducts its hedging strategy through the use of swap arrangements that establish an index-related price above which the Company pays the hedging partner and below which the Company is paid by the hedging partner. During 1998, approximately 40% of the Company's equivalent production was subject to hedge positions, and the Company did not have any open positions at December 31, 1998. Subsequent to December 31, 1998, the Company entered into a commodity price hedging contract under a costless collar covering 60,000 Mmbtu per day of natural gas production with a floor price of $1.85 per Mmbtu and a ceiling price of $2.05 per Mmbtu for the period beginning April 1, 1999 to October 31, 1999. This agreement can be extended for the same daily volume through March 2000 for a floor price of $2.00 per Mmbtu and a ceiling of $2.70 per Mmbtu at the option of the counterparty to the transaction. Subsequent to December 31, 1998, the Company entered into a long-term hedging agreement for a three-year period from November 1, 1999 through October 31, 2002. Average volumes hedged by year are approximately 44,000, 30,000, 12,000 and 6,000 Mmbtu per day for 1999, 2000, 2001, and 2002, respectively, at a price of $2.18 per Mmbtu. In April 1999, the Company entered into a hedging agreement covering 600 barrels of oil per day for the period May 1, 1999 through December 31, 1999 at a price of $16.32 per Bbl. Hedging arrangements for 1999 cover approximately 53% of the Company's anticipated equivalent production for the year. Hedging arrangements for 2000, 2001 and 2002 cover approximately 30%, 10% and 3% of the Company's anticipated equivalent production, respectively. Hedging arrangements may expose the Company to the risk of financial loss in certain circumstances, including instances where the Company's production, which is in effect hedged, is less than expected or where there is a sudden, unexpected event materially impacting prices. The Company's Revolving Credit Facility (see note 4 of the financial statements) places certain restrictions on the Company's use of hedging. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Changes in Prices and Hedging Activities".

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

(k) REGULATION

         The Company's operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability. However, the Company does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural gas industry.

         (i) TRANSPORTATION AND SALE OF NATURAL GAS

         The FERC regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of gas produced by the Company and the revenues received by the Company for sales of such natural gas. In 1985, the FERC adopted policies that make natural gas transportation accessible to natural gas buyers and sellers on an open-access, non-discriminatory basis. The FERC issued Order No. 636 on April 8, 1992, which, among other things, prohibits interstate pipelines from tying sales of gas to the provision of other services and requires pipelines to "unbundle" the services they provide. This has enabled buyers to obtain natural gas supplies from any source and secure independent delivery service from the pipelines. All of the interstate pipelines subject to FERC's jurisdictions are now operating under Order No. 636 open access tariffs. On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking regarding the regulation of short term natural gas transportation services. FERC proposes to revise its regulations to require all available short term capacity (including capacity released by shippers holding firm entitlements) to be allocated through an auction process. FERC also proposes to require pipelines to offer additional services under open access principles, such as "park and loan" services. In a related initiative, FERC issued a Notice of Inquiry on July 29, 1998 seeking input from natural gas industry players and affected entities regarding virtually every aspect of the regulation of interstate natural gas transportation services. Among other things, FERC is seeking input on retention of cost-based rate regulation for long term transportation services, potential changes in the manner in which rates are designed and the use of index driven or incentive rates for pipelines. The July 29, 1998 Notice of Inquiry may lead to a subsequent Notice of Proposed Rulemaking to further revised FERC's regulations.

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

(l) EMPLOYEES

         As of December 31, 1998, the Company had 71 full-time employees. The Company's employees are not represented by any labor union. The Company considers relations with its employees to be satisfactory. The Company has never experienced a work stoppage or strike.

ITEM 3.  LEGAL PROCEEDINGS

         In December, 1996, ETOCO, Inc., which owns a 20% interest in one producing well operated by the Company, filed a lawsuit against the Company in the district court of Hardin County, Texas, alleging damage due to the Company's refusal to drill an additional well. In April 1998, after a trial on the merits, a jury awarded ETOCO $2.38 million in damages. In August, the court awarded ETOCO $0.5 million in attorneys' fees. On February 8, 1999, the claim was settled for an amount previously provided by the Company.

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

                                                   Predecessor Company (1)
                                            -------------------------------------
(ALL AMOUNTS IN THOUSANDS)                                               3 Mos.        9 Mos.        Year         Year
                                             Years Ended December 31,    Ended         Ended        Ended        Ended
                                             -----------------------
                                                1994         1995       3/31/96      12/31/96     12/31/97     12/31/98
                                             ----------   ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:

  Total revenues                             $   34,861   $   32,386   $   13,309   $   47,079   $   62,771   $   56,690
  Lease operating expenses                        6,123        6,408        2,403        6,495        9,376        9,858
  Depreciation, depletion and amortization       16,221       15,635        6,309       24,747       31,719       33,833
  Impairment of oil and gas properties            6,257           --           --       22,500       28,514       50,800
  Provision for litigation                           --           --           --           --           --        2,800
  General and administrative expenses             1,830        2,028          712        2,406        3,195        4,749
                                             ----------   ----------   ----------   ----------   ----------   ----------
      Operating income (loss)                     4,430        8,315        3,885       (9,069)     (10,033)     (45,350)

  Interest income                                 1,084        9,255        2,167          515          467          313
  Interest expense                               (8,125)     (12,772)      (3,391)      (7,746)     (10,644)     (13,384)
  Write-off of bridge loan fees                      --           --           --       (2,392)          --           --
                                             ----------   ----------   ----------   ----------   ----------   ----------
      Income (loss) before income taxes          (2,611)       4,798        2,661      (18,692)     (20,210)     (58,421)
  Provision for income taxes                         --          338           --           --           --           --
                                             ----------   ----------   ----------   ----------   ----------   ----------
      Net income (loss)                      $   (2,611)  $    4,460   $    2,661   $  (18,692)  $  (20,210)  $  (58,421)
                                             ==========   ==========   ==========   ==========   ==========   ==========

CAPITAL EXPENDITURE AND DISPOSAL DATA:
  Exploration, incl. leasehold/seismic       $   19,016   $   17,460   $    4,926   $   31,885   $   48,933   $   78,817
  Development and other                          17,907       24,312        2,545        7,043       19,935       63,038
                                             ----------   ----------   ----------   ----------   ----------   ----------
    Total capital expenditures               $   36,923   $   41,772   $    7,471   $   38,928   $   68,868   $  141,855
                                             ==========   ==========   ==========   ==========   ==========   ==========
  Proceeds from disposals                    $    3,480   $   20,688           --   $    7,528           --           --
                                             ==========   ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA (AT END OF  PERIOD):
  Oil and gas properties, net, at full cost  $  120,135   $  125,817   $  127,095   $  166,619   $  175,668   $  233,327
  Long-term receivable from affiliates            4,000      106,000      104,000           --           --           --
  Total assets                                  138,202      250,726      254,301      196,749      212,577      262,342
  Long-term debt, less current maturities       105,500      162,500      162,500       99,525      113,574      124,624
  Stockholder's equity                           18,798       69,258       71,919       77,053       57,174       27,534



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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) INTRODUCTION

         The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each of the three years in the period that began January 1, 1996 and ended December 31, 1998. This discussion should be read in conjunction with the information contained in the financial statements of the Company included elsewhere in this annual report. All statements other than statements of historical fact included in this annual report, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

(b) GENERAL

         A key component of the Company's strategy is growth "through the drill bit", with heavy emphasis on the exploration, exploitation and development spending on projects in the Deepwater Gulf. This strategy is supported by a capital expenditures plan which is expected to decrease in 1999 due to a constrained capital environment and increase thereafter due to development opportunities, subject to capital availability. The Company expects that a combination of internally generated cash flows, borrowings against the Company's Revolving Credit Facility and a short-term credit facility with an affiliate and equity capital contributions will provide the capital resources to support the Company's capital expenditure plan.

         During 1998, the Company achieved the following in pursuit of its growth strategy:

         o Added proved reserves of 48 Bcfe, primarily as a result of drilling three successful exploratory wells, including 1 in the Deepwater Gulf, and acquiring an additional 30% working interest in the "Pluto" Deepwater Gulf exploitation project (see page 7 for additional information regarding the "Pluto" project).

         o Increased its prospect inventory, adding 20 new blocks in the Gulf of Mexico for a total of 87 undeveloped blocks, including 47 blocks in the Deepwater Gulf covering 22 prospects. Included in the new prospects added during 1998 were six large prospects, success on any one of which the Company believes would significantly increase the proved reserves and value of the Company. As a result of arrangements made with industry partners, most of the Company's share of exploratory drilling costs for three of these large prospects, two of which the Company anticipates will be drilled in 1999 and one in 2000, will be paid by these partners.

         A key to the Company's growth strategy is the availability of capital. During 1998, the Company's capital expenditures of $141.9 million were funded by internally generated cash flow, borrowing against the Revolving Credit Facility and equity contributions from existing shareholders. Access to additional debt or equity capital has proven difficult for independent oil and gas companies in general and for the Company. Accordingly, in 1999 the Company is pursuing a flexible capital expenditures plan and expects capital expenditures to be in the $40 to $60 million range, depending on changes in the amount of internally generated cash and access to other sources of capital during the year.

         The Company expects to fund its 1999 activities with a combination of cash flow from operations, borrowings against its Revolving Credit Facility and a short-term credit facility with an affiliate, and equity contributions from its parent company. In support of this plan, a credit facility between Mariner's parent company, Mariner Energy LLC, and Enron Capital & Trade Resources Corp. was increased from $25 million to $50 million in early 1999. The maturity of this facility was subsequently extended from April 30, 1999 to April 30, 2000. This additional capital, net of related fees and interest, was contributed to Mariner. In April 1999, a $25 million short-term credit facility, maturing December 31, 1999, was established between the Company and Enron Capital & Trade Resources Corp. to fund Mariner's capital needs for the remainder of 1999. Including this additional capital, the Company believes its capital resources will be sufficient to meet its capital requirements for 1999. However, there can be no assurances that the Company's access to capital will be sufficient to meet its needs for capital.

         The Company's revenue, profitability, access to capital and future rate of growth are heavily influenced by prevailing prices for natural gas, oil and condensate, which prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments. Energy market prices have been extremely volatile in recent years. The Company expects this volatility to continue. While the Company uses hedging transactions from time to time to reduce its exposure to price fluctuations, a substantial extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, future exploration and development plans and access to capital. Since December 31, 1998, oil prices have increased. However, natural gas prices had decreased significantly over the same period of time.

         The Company uses the full cost method of accounting for its investments in oil and natural gas properties. Under this methodology, all costs of exploration, development and acquisition of oil and natural gas reserves are capitalized into a "full cost pool" as incurred and properties in the pool are depleted and charged to operations using the unit-of-production method based on a ratio of current production to total proved oil and natural gas reserves. To the extent that capitalized costs (net of accumulated depreciation, depletion, and amortization) less deferred applicable taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved oil and natural gas reserves and the lower of cost or fair market value of unproved properties, the excess costs are charged to operations. If a writedown were required, it would result in a charge to earnings but would not have an impact on cash flows. In 1998, the Company recorded a writedown of $50.8 million as a result of the above described requirements. Decreased natural gas prices since December 31, 1998 could require an additional writedown in 1999.

         Another significant factor affecting the Company will be competition, both from other sources of energy such as electricity, and from within the industry. Many of the Company's larger competitors possess and employ financial and personnel resources substantially greater than those available to Mariner, which can be particularly important in Deepwater Gulf activities. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's resources permit.

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


                                                               Year ended December 31,
                                                       ----------------------------------------
                                                          1998           1997           1996
                                                       ----------     ----------     ----------
Production:
   Oil (Mbbls) ...................................            786            977            750
   Natural gas (Mmcf) ............................         19,477         18,004         20,429
   Gas equivalent (Mmcfe) ........................         24,193         23,866         24,929

Average sales prices including effects of hedging:
   Oil (per Bbl) .................................     $    12.80     $    18.48     $    18.04
   Natural gas (per Mcf) .........................           2.39           2.48           2.29
   Gas equivalent (per Mcfe) .....................           2.34           2.63           2.42

Expenses (per Mcfe):
   Lease operating ...............................            .41            .39            .36
   General and administrative, net ...............            .20            .13            .13
   Depreciation, depletion and amortization
      (excluding impairments) ....................           1.40           1.33           1.25

         (i) 1998 COMPARED TO 1997

         NET PRODUCTION increased 1% to 24.2 Bcfe in 1998 from 23.9 Bcfe in 1997. Natural gas production increased by 1.4 Bcf, or 8%, to 19.5 Bcf from 18.0 Bcf. Gas production from offshore properties decreased 0.3 Bcf or 3%, primarily due to the natural production decline offset by the addition of two offshore properties, while gas production from onshore properties increased 1.8 Bcf or 32%. The Company expects net production to increase by over 20% in 1999 compared to 1998, as the result of the commencement of production from several 1996 and 1997 discoveries.

         OIL AND GAS REVENUES for 1998 decreased by $6.1 million, or 10%, compared to 1997 primarily due to decreased oil and gas sales prices partially offset by the production increase described above. The average realized sales price of natural gas decreased 4%, to $2.39 per Mcf in 1998 from $2.48 per Mcf in 1997, while the average realized oil sales price decreased by 31% to $12.80 per Bbl in 1998 from $18.48 per Bbl in 1997.

         HEDGING ACTIVITIES of the Company in 1998, with respect to the average realized natural gas sales price received, increased by $0.12 per Mcf and revenues by $2.3 million. In 1997, the Company's natural gas hedging activities decreased the average realized natural gas sales price received by $0.22 per mcf and revenues by $3.9 million. There were no hedging activities for oil in 1998. The Company's hedging activities with respect to crude oil during 1997 reduced the average sales price received by $0.63 per Bbl and revenues by $0.6 million. During 1998, approximately 40% of the Company's equivalent production was subject to hedge positions compared to 60% in 1997. See "Changes in Prices and Hedging Activities" below for a summary of 1999 hedging positions as of the date of this annual report.

         LEASE OPERATING EXPENSES increased 5% to $9.9 million for 1998 from $9.4 million for 1997. Lease operating expense per Mcfe increased to $0.41 per Mcfe for 1998 from $0.39 per Mcfe for 1997, due primarily to higher fixed costs associated with offshore properties.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) increased 7% to $33.8 million for 1998, from $31.7 million for 1997, as a result of a 5% increase in the unit-of-production depreciation, depletion and amortization rate to $1.40 per Mcfe from $1.33 per Mcfe, due primarily to increased drilling and completion costs, and a 1% increase in equivalent volumes produced.

         IMPAIRMENT OF OIL AND GAS PROPERTIES of $50.8 million was recorded in the fourth quarter of 1998 for a non-cash full cost ceiling test impairment using prices in effect at December 31, 1998. During the first quarter of 1997, a $28.5 million non-cash full cost ceiling writedown was also recorded due to low commodity prices in effect as of the end of that period.

         GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners on properties operated by the Company, increased 49% to $4.7 million in 1998, up from $3.2 million in 1997, due primarily to higher employment levels to build the necessary expertise for Deepwater Gulf projects and related office costs in 1998. General and administrative expense increased $0.07 per Mcfe from 1997 to 1998. In addition, during 1998 the Company recognized a one-time charge of $2.8 million relating to litigation expense.

         INTEREST EXPENSE increased 26% to $13.4 million for 1998, from $10.6 million for 1997, due primarily to the 47% increase in average outstanding debt to $151.4 million in 1998, from $103.2 million in 1997, which was partially offset by a 10.1% decrease in the average interest rate paid on outstanding debt to 9.33%, from 10.38%.

         INCOME (LOSS) BEFORE INCOME TAXES decreased to a loss of $58.4 million for 1998, from a loss of $20.2 million loss for 1997, as a result of the factors described above.

         (ii) 1997 COMPARED TO 1996

         NET PRODUCTION decreased 4% to 23.9 Bcfe in 1997 from 24.9 Bcfe in 1996. Natural gas production decreased by 2.4 Bcf, or 12%, to 18.0 Bcf from 20.4 Bcf. Gas production from offshore properties decreased 3.8 Bcf or 23%, primarily due to natural production decline, while gas production from onshore properties increased 1.4 Bcf or 34%, due to the capacity expansion of the Sandy Lake Central facility, which became operational in the first quarter of 1997. Oil and condensate production increased by 227 Mbbls to 977 Mbbls from 750 Mbbls, also due primarily to the expansion of the Sandy Lake Central facility, offset in part by a decrease in other onshore oil production resulting from the sale of non-core Permian Basin properties in early 1996.

         OIL AND GAS REVENUES for 1997 increased by $2.4 million, or 4%, compared to 1996. The increase was primarily the result of increased oil and gas sales prices, offset in part by the production decrease described above. The average realized sales price of natural gas increased 8%, to $2.48 per Mcf in 1997 from $2.29 per Mcf in 1996, while the realized oil sales price increased by 2% to $18.48 per Bbl in 1997 from $18.04 per Bbl in 1996.

         HEDGING ACTIVITIES for 1997 reduced the average realized natural gas sales price received by $0.22 per Mcf and revenues by $3.9 million. In 1996, natural gas hedging activities decreased the average realized sales price received by $0.18 per mcf and revenues by $3.7 million. Hedging activities of crude oil during 1997 reduced the average sales price received by $0.63 per Bbl and revenues by $0.6 million, compared with a reduction in the average realized sales price of $2.55 per Bbl and revenues of $1.9 million during 1996. During 1997, approximately 60% of the Company's equivalent production was subject to hedge positions compared to 64% in 1996. See "Changes in Prices and Hedging Activities" below for a summary of 1998 hedging positions as of the date of this annual report.

         LEASE OPERATING EXPENSES increased 6% to $9.4 million for 1997, from $8.9 million for 1996. Lease operating expense per Mcfe increased to $0.39 for 1997 from $0.36 for 1996, due primarily to relatively fixed operating expenses spread over reduced production volumes.

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

         IMPAIRMENT OF OIL AND GAS PROPERTIES of $28.5 million was recorded in the first quarter of 1997 for a non-cash full cost ceiling test impairment using prices in effect at March 31, 1997. Price increases subsequent to March 31, 1997 were sufficient to avoid the impairment charge, but given the unpredictable volatility of future prices, the Company elected to record the charge in order to more conservatively state the book value of its assets. During the second quarter of 1996, a $22.5 million full cost ceiling writedown was recorded in conjunction with Mariner Holdings' acquisition of the Company.

         GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners on properties operated by the Company, increased 3% to $3.2 million in 1997, up from $3.1 million in 1996, due primarily to higher employment and office costs in 1997 which were almost entirely offset by increased overhead reimbursements during 1997. Accordingly, there was no change in general and administrative expense per Mcfe of $0.13 for both 1997 and 1996.

         INTEREST EXPENSE decreased 5% to $10.6 million for 1997, from $11.1 million for 1996, due primarily to the 9% decrease in average outstanding debt to $103.2 million in 1997, from $113.2 million in 1996, which decrease was partially offset by a 7% increase in the average interest rate paid on outstanding debt to 10.38%, from 9.68%. During 1996, the Company wrote off $2.4 million of loan fees related to debt incurred in connection with the Company's management-led buyout in the second quarter of 1996. Interest income also decreased 83% to $0.5 million for 1997, from $2.7 million for 1996, due primarily to the retirement of receivables from affiliates resulting from the acquisition by Mariner Holdings of the stock of the Company.

         INCOME (LOSS) BEFORE INCOME TAXES decreased to a loss of $20.2 million for 1997, from a $16.0 million loss for 1996, as a result of the factors described above.

(d) LIQUIDITY AND CAPITAL RESOURCES

         (i) CASH FLOWS

         Liquidity is a company's ability to generate cash to meet its needs for cash. As of December 31, 1998, the Company had a working capital deficit of approximately $84.1 million, compared with a working capital deficit of $8.6 million as of December 31, 1997. The increased working capital deficit was primarily a result of the classification of the Company's Revolving Credit Facility as a current liability, which had a balance of $53.4 million at December 31, 1998 and which matures October 1, 1999. The Company expects that this facility will be extended, which extension would result in a reclassification of the balance due thereunder to long-term debt. However, there can be no assurance to that effect. The working capital deficit also was increased as a result of increased accounts payable at year-end compared to the prior year due to a higher level of drilling and completion activity. In addition, the Company will require a significant amount of capital to develop its properties in order to achieve higher levels of production and cash flow. To obtain the necessary funds to reduce the working capital deficit and continue its planned capital expenditure program, in April 1999, the

Company established a $25 million short-term credit facility with Enron Capital & Trade Resources Corp. There can be no assurances, however, that the Company's access to capital will be sufficient to meets its needs for capital.

         Primary sources of cash during the three year period ended December 31, 1998 were funds generated from operations, proceeds from the sale of oil and gas properties, proceeds from the issuance of notes, bank borrowings and capital contributions by the Company's former and present parent companies. Primary uses of cash for the same period were funds used in exploration and production activities, repayment of notes and bank debt, and the purchase of Hardy Oil & Gas USA, Inc.

         The Company had a net cash outflow of $9.1 million in 1998, compared to a net cash outflow of $1.7 million in 1997 and a net cash inflow of $10.8 million in 1996. A discussion of the major components of cash flows for these years follows.

                                                                            1998      1997      1996
                                                                           ------    ------    ------
        Cash flows provided by operating activities (in millions).......   $ 39.6    $ 52.9    $ 44.3

        Cash flows provided by operating activities in 1998 decreased by $13.3 million compared to 1997 primarily due to decreased oil and gas prices. Cash flows from operating activities in 1997 increased by $8.6 million from 1996 primarily due to increased oil and gas prices and changes in working capital.

                                                                            1998      1997       1996
                                                                           ------    ------    -------
        Cash flows used in investing activities (in millions)............. $ 141.9   $ 68.9    $ 221.8

        Cash flows used in investing activities in 1998 increased by $73 million compared to 1997 primarily due to increased capital expenditures to acquire leasehold inventory. Cash flows used in investing activities in 1997 decreased by $152.9 million compared to 1996 primarily because in 1996, cash was used to fund the acquisition of Hardy Oil & Gas USA, Inc. for $184.7 million. This decrease was partially offset by an increase of $22.6 million for capital expenditures for oil and gas properties in 1997 over 1996 and $7.5 million lower proceeds from the sale of oil and gas properties in 1997 from 1996.

                                                                            1998       1997      1996
                                                                           -------    -------   -------
        Cash flows provided by financing activities (in millions).......   $ 93.2     $ 14.3    $ 188.3

        Cash flows provided by financing activities in 1998 increased by $78.9 million as compared to 1997 due to the Company receiving approximately $28.8 million in equity contributions and $64.4 million from its revolving credit facilities. Cash flows provided by financing activities in 1997 decreased by $174.0 million compared to 1996 primarily because in 1996, cash was provided by $92.2 million of equity contributed by the Company's shareholders and the issuance of $99.5 million of senior subordinated notes, offset in part by proceeds of borrowings from the revolving credit facility in 1997 of $14.0 million.

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

                                                                                Year Ended December 31
                                                                           --------------------------------
                                                                            1998          1997       1996
                                                                           -------      --------   --------
         Increase (decrease) in natural gas sales (in thousands).........  $ 2,337      $(3,931)   $(3,701)
         Increase (decrease) in oil sales (in thousands).................       --         (614)    (1,912)
         Effect of hedging transactions on average gas sales price
               (per Mcf).................................................     0.12        (0.22)     (0.18)
         Effect of hedging transactions on average oil sales price
               (per Bbl).................................................       --        (0.63)     (2.55)

         Subsequent to December 31, 1998, the Company entered into a commodity price hedging contract under a costless collar covering 60,000 Mmbtu per day of natural gas production with a floor price of $1.85 per Mmbtu and a ceiling price of $2.05 per Mmbtu for the period beginning April 1, 1999 to October 31, 1999. This agreement can be extended for the same daily volume through March 2000 for a floor price of $2.00 per Mmbtu and a ceiling of $2.70 per Mmbtu at the option of the counterparty to the transaction. Subsequent to December 31, 1998, the Company entered into a long-term hedging agreement for a three-year period from November 1, 1999 through October 31, 2002. Average volumes hedged by year are approximately 44,000, 30,000, 12,000 and 6,000 Mmbtu per day for 1999, 2000,
2001, and 2002, respectively, at a price of $2.18 per Mmbtu. In April 1999, the Company entered into a hedging agreement covering 600 barrels of oil per day for the period May 1, 1999 through December 31, 1999 at a price of $16.32 per Bbl. Hedging arrangements for 1999 cover approximately 53% of the Company's anticipated equivalent production for the year. Hedging arrangements for 2000, 2001 and 2002 cover approximately 30%, 10% and 3% of the Company's anticipated equivalent production, respectively.

         (iii) CAPITAL EXPENDITURES AND CAPITAL RESOURCES

         The following table presents major components of capital and exploration expenditures for each of the three years ended December 31, respectively.

                                                 1998         1997         1996
                                               --------     --------     --------
Capital Expenditures (in millions):

 Leasehold acquisition-unproved properties     $   43.1     $   21.6     $   14.3

 Leasehold acquisition-proved properties             --          3.2           --

 Oil and gas exploration                           35.7         27.4         22.7

 Oil and gas development and other                 63.1         16.7          9.6
                                               --------     --------     --------

 Total capital expenditures                    $  141.9     $   68.9     $   46.6
                                               ========     ========     ========

         Total capital expenditures for 1998 were $73.0 million more than 1997. The increase was due primarily to (1) the Company's continued focus on building and evaluating its exploration and exploitation prospect inventory, as evidenced by the increase in both leasehold acquisition of unproved properties and oil and gas exploration and (2) increased development-related spending, both to acquire additional interests in existing proved properties and to develop successful exploratory prospects.

         The Company's board of directors has approved a flexible 1999 capital expenditures budget of $40 to $60 million depending on the availability of capital. This budget represents a significant decrease from capital expenditures of $141.9 million in 1998. The goal of this flexible plan is to maximize the opportunity for growth in proved reserves and related value while conserving cash. Focal points of this expenditure plan are to:

         o Bring development projects on production to increase production and cash flow, including the Dulcimer exploration success and the Pluto exploitation project, both in the Deepwater Gulf.
         o        Extend and enlarge the Company's successful Sandy Lake field.
         o Evaluate five to six exploration projects while exposing minimal Company capital, including two large Deepwater prospects on which the Company's share of exploratory drilling costs are covered by industry partners.
         o Appraise the early 1999 Deepwater Gulf exploratory discovery at Mississippi Canyon block 305 in which Mariner has a 25% working interest.
         o Acquire several new high quality prospects in the Deepwater Gulf via participation in 1999 lease sales.

         To increase the probability of achieving this plan, the Company anticipates using other steps to generate access to additional capital as may be needed, such as selling a package of part of its drilling prospects and/or reducing the Company's share of other successful projects such as Pluto.

         Capital spending plans will be re-evaluated throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions including drilling rig availability, future acquisitions and availability of capital. The planned levels of capital expenditures could be reduced if the Company experiences lower than anticipated net cash from operations or other liquidity needs or could be increased if the Company experiences increased cash flow or access to additional sources of capital. Though the 1999 capital expenditures plan does not include any acquisitions, the Company expects to pursue acquisition opportunities selectively looking for proved reserves where it believes significant operating improvement or exploration potential exists, provided it has access to capital.

         On March 17, 1999, the Company participated in a federal offshore Gulf of Mexico lease sale in which it was the apparent high bidder on three blocks in the Deepwater Gulf. Upon award of the leases, the Company would have a 100% working interest in two blocks and a 50% working interest in the third block. The anticipated net cost to the Company for these blocks is approximately $9 million.

         The Company has used its Revolving Credit Facility with a group of banks led by Bank of America (see Note 4 to the Financial Statements) to fund a portion of its expenditures. The Revolving Credit Facility, which provides for a maximum $150 million revolving credit loan, had a borrowing base of $60.0 million as of December 31, 1998, and $53.4 million of debt was outstanding as of that date. The borrowing base is subject to semi-annual redetermination as of June 30 and December 31 of each year, and one additional redetermination per year may be requested by either the Bank Group or the Company. In April 1999, the Company pledged certain mineral interests to secure the Revolving Credit Facility. The borrowing under the Revolving Credit Facility matures on October 1, 1999. The semi-annual borrowing base redetermination as of December 31, 1998 was in progress as of the date of this annual report. While the Company expects to extend this Facility on a long-term basis at its current level, there can be no assurance that either the borrowing base will remain unchanged or that the facility will be extended on a long-term basis.

         In April 1999, the Company established a $25 million borrowing-based, short-term credit facility with Enron Capital & Trade Resources Corp. to obtain funds needed to execute the Company's 1999 capital expenditure program and for short-term working capital needs. This facility will mature on December 31, 1999 and is expected to be repaid from internally-generated cash flows.

        Equity capital has been a significant source of capital for the Company. In June 1998, the Company's parent Mariner Holdings, Inc., reached an agreement in which management shareholders and an affiliate of Enron Corp. agreed to contribute approximately $28.8 million of net equity capital, which capital was used to supplement funding of the Company's 1998 capital expenditure plan. In September 1998, Mariner's parent company entered into a $25 million credit facility with Enron Capital & Trade Resources Corp. Proceeds from that credit facility, net of related transaction fees and interest, were provided to the Company in the form of an equity contribution. At December 31, 1998 the Company used push down accounting treatment and reported this contribution as debt. Subsequent to December 31, 1998, this facility was increased to $50 million and the Company has reclassified the entire net proceeds to equity contribution. See further discussion of this transaction under Item 13. "Certain Relationships and Related Transactions".

         The Company expects to fund its 1999 activities with a combination of cash flow from operations, borrowings against its Revolving Credit Facility and a short-term credit facility with an affiliate, and equity contributions from its parent company. However, there can be no assurance that the Company will realize its anticipated growth, that the Company's business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures.

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

         The Company has reviewed the majority of its primary Information Technology ("IT") systems with the vendors from which the systems were purchased and believes these systems were Year 2000 compliant as of December 31, 1998. The Company is also reviewing its non-IT systems (such as technology embedded within its operational equipment) and any material third-party relationships for Year 2000 problems that could affect the Company's operations. A consulting firm has been engaged to assist in this effort. The Company expects to complete this review by mid-1999. The Company believes the potential impact, if any, of these IT, non-IT or third-party systems not being Year 2000 compliant should not materially impact the Company's ability to continue exploration, drilling, production and sales activities. Based on reviews conducted to date and other preliminary information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flow in future periods. Cost to date has been immaterial.

         The Company relies on other producers and transmission companies to conduct its basic operations. Should any third party with which the Company has a material relationship fail, the impact could be a significant challenge to the Company's ability to perform its basic operations. Examples of such changes are an inability to transport production to market or an inability to continue drilling activities. As part of the above-mentioned review, the Company will address the most reasonably likely worst-case Year 2000 scenarios and potential costs. The Company will also develop a Year 2000 contingency plan for unknown events. The Company is scheduled to have these plans completed by June 1999.

         Statements in this section are intended to be and are hereby designated "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

(f) MARKET RISK DISCLOSURE

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - (d) (ii) Changes in Prices and Hedging Activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Index to Financial Statements

                                                                                                               PAGE
                                                                                                               ----
        Independent Auditors' Report.............................................................................23


        Balance Sheets at December 31, 1998 and 1997 (Mariner Energy, Inc.)......................................24


        Statements of Operations for the years ended December 31, 1998 and
              1997, the nine months ended December 31, 1996 (Mariner Energy,
              Inc.), and the three months ended March 31, 1996 (Predecessor Company).............................25


        Statements of Stockholder's Equity for the year ended December 31, 1998 and 1997, the nine months ended December 31, 1996 (Mariner Energy, Inc.), and the three months ended March 31, 1996 (Predecessor Company)..................................................26


        Statements of Cash Flows for the year ended December 31, 1998 and 1997, the nine months ended December 31, 1996 (Mariner Energy, Inc.), and the three months ended March 31, 1996 (Predecessor Company)....................................27


        Notes to Financial Statements............................................................................28

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Energy, Inc. as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996, and the three months ended March 31, 1996, in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
April 14, 1999

                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             December 31,      December 31,
                                                                 1998              1997
                                                             ------------      ------------
              ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $          2      $      9,131
    Receivables                                                    16,007            18,585
    Prepaid expenses and other                                      7,234             3,628
                                                             ------------      ------------
                    Total current assets                           23,243            31,344
                                                             ------------      ------------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, at full cost:
              Proved                                              316,056           222,829
              Unproved, not subject to amortization                84,076            36,526
                                                             ------------      ------------
                    Total                                         400,132           259,355
    Other property and equipment                                    3,300             2,222
    Accumulated depreciation, depletion and amortization         (167,846)          (84,236)
                                                             ------------      ------------

                    Total property and equipment,  net            235,586           177,341
                                                             ------------      ------------

OTHER ASSETS, Net of Amortization                                   3,513             3,892
                                                             ------------      ------------

TOTAL ASSETS                                                 $    262,342      $    212,577
                                                             ============      ============

              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                                         $     20,375      $      5,556
    Accrued liabilities                                            29,082            29,908
    Accrued interest                                                4,503             4,443
    Revolving credit facility                                      53,400                --
                                                             ------------      ------------
                    Total current liabilities                     107,360            39,907
                                                             ------------      ------------

ACCRUAL FOR FUTURE ABANDONMENT COSTS                                2,824             1,922

LONG-TERM DEBT:
    Subordinated notes                                             99,624            99,574
    Revolving credit facility                                          --            14,000
    Affiliated credit facility                                     25,000                --
                                                             ------------      ------------
                    Total long-term debt                          124,624           113,574
                                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDER'S EQUITY:
    Common stock, $1 par value; 1,000 shares authorized,
        1,000 shares were issued and outstanding                        1                 1
    Additional paid-in-capital                                    124,856            96,075
    Accumulated deficit                                           (97,323)          (38,902)
                                                             ------------      ------------
                    Total stockholder's equity                     27,534            57,174
                                                             ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $    262,342      $    212,577
                                                             ============      ============




    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                               Predecessor
                                                                                                 Company
                                                                                               ------------
                                                   Year            Year         Nine Months    Three Months
                                                   Ended           Ended           Ended          Ended
                                                December 31,    December 31,    December 31,     March 31,
                                                   1998            1997            1996            1996
                                                ------------    ------------    ------------   ------------
REVENUES:
   Oil sales                                    $   10,066      $   18,061      $    9,897      $    3,632
   Gas sales                                        46,624          44,710          37,182           9,677
                                                ----------      ----------      ----------      ----------
          Total revenues                            56,690          62,771          47,079          13,309
                                                ----------      ----------      ----------      ----------
COSTS AND EXPENSES:
   Lease operating expenses                          9,858           9,376           6,495           2,403
   Depreciation, depletion and amortization         33,833          31,719          24,747           6,309
   Impairment of oil and gas properties             50,800          28,514          22,500              --
   Provision for litigation                          2,800              --              --              --
   General and administrative expenses               4,749           3,195           2,406             712
                                                ----------      ----------      ----------      ----------
          Total costs and expenses                 102,040          72,804          56,148           9,424
                                                ----------      ----------      ----------      ----------
OPERATING INCOME (LOSS)                            (45,350)        (10,033)         (9,069)          3,885
INTEREST:
   Related party income                                 --              --              --              57
   Other income                                        313             467             515           2,110
   Related party expense                              (993)             --              --            (381)
   Other expense                                   (12,391)        (10,644)         (7,746)         (3,010)
   Write-off of Bridge Loan fees                        --              --          (2,392)             --
                                                ----------      ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES                  (58,421)        (20,210)        (18,692)          2,661
PROVISION FOR INCOME TAXES                              --              --              --              --
                                                ----------      ----------      ----------      ----------
NET INCOME (LOSS)                               $  (58,421)     $  (20,210)     $  (18,692)     $    2,661
                                                ==========      ==========      ==========      ==========



    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                     COMMON STOCK           ADDITIONAL                       TOTAL
                                              -------------------------       PAID-IN     ACCUMULATED     STOCKHOLDER'S
                                               SHARES          AMOUNT         CAPITAL       DEFICIT          EQUITY
                                              ----------     ----------     ----------    -----------     -------------
PREDECESSOR COMPANY:

     Balance at December 31, 1995                  1,000     $        1     $   81,094     $  (11,837)     $   69,258

          Net income                                  --             --             --          2,661           2,661
                                              ----------     ----------     ----------     ----------      ----------
     Balance at March 31, 1996                     1,000              1         81,094         (9,176)         71,919


POST ACQUISITION:

          Adjustments due to Acquisition              --             --         14,650          9,176          23,826

          Net loss                                    --             --             --        (18,692)        (18,692)
                                              ----------     ----------     ----------     ----------      ----------
     Balance at December 31, 1996                  1,000              1         95,744        (18,692)         77,053

          Capital contribution                        --             --            331             --             331

          Net loss                                    --             --             --        (20,210)        (20,210)
                                              ----------     ----------     ----------     ----------      ----------
     Balance at December 31, 1997                  1,000              1         96,075        (38,902)         57,174

          Capital contribution -- proceeds
             from the sale of common
             stock of Parent                          --             --         28,781             --          28,781

          Net loss                                    --             --             --        (58,421)        (58,421)
                                              ----------     ----------     ----------     ----------      ----------
     Balance at December 31, 1998                  1,000     $        1     $  124,856     $  (97,323)     $   27,534
                                              ==========     ==========     ==========     ==========      ==========



    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                                 Predecessor
                                                                                                                   Company
                                                                                                                 ------------
                                                                     Year            Year         Nine Months    Three Months
                                                                     Ended           Ended           Ended           Ended
                                                                  December 31,    December 31,    December 31,     March 31,
                                                                     1998            1997            1996            1996
                                                                  ----------      ----------      ----------      ----------
OPERATING ACTIVITIES:
    Net income (loss)                                             $  (58,421)     $  (20,210)     $  (18,692)     $    2,661
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
              Depreciation, depletion and amortization                33,762          32,588          27,706           6,437
              Impairment of oil and gas properties                    50,800          28,514          22,500              --
              Provision for litigation                                 2,800              --              --              --
              Imputed interest                                            --              --           1,322              --
    Changes in operating assets and liabilities:
              Receivables                                              2,578          (5,014)           (769)         (1,873)
              Receivables from affiliates                                 --              --              --          (2,109)
              Other current assets                                    (3,606)         (3,210)           (317)           (307)
              Other assets                                               379            (483)             --              --
              Accounts payable and accrued liabilities                11,253          20,693           6,955             832
              Payables to affiliates                                      --              --              --             (11)
                                                                  ----------      ----------      ----------      ----------
                    Net cash provided by operating activities         39,545          52,878          38,705           5,630
                                                                  ----------      ----------      ----------      ----------
INVESTING ACTIVITIES:
    Purchase of Predecessor Company, net of cash of $5,438                --              --        (184,742)             --
    Additions to oil and gas properties                             (140,777)        (68,317)        (38,236)         (7,495)
    Additions to other property and equipment                         (1,078)           (551)           (741)           (153)
    Proceeds from sale of oil and gas properties                          --              --           7,528              --
    Issuance of long-term receivable to affiliates                        --              --              --          (1,000)
    Repayment of long-term receivable from affiliates                     --              --              --           3,000
                                                                  ----------      ----------      ----------      ----------
                    Net cash used in investing activities           (141,855)        (68,868)       (216,191)         (5,648)
                                                                  ----------      ----------      ----------      ----------
FINANCING ACTIVITIES:
    Principal payments on long-term debt                                  --              --         (92,000)             --
    Principal payments on revolving credit facility                       --              --         (50,000)             --
    Payments of debt issue costs                                          --             (29)         (3,961)             --
    Proceeds from Subordinated notes                                      --              --          99,506              --
    Proceeds from long-term debt                                          --              --          92,000              --
    Proceeds from revolving credit facility, net                      39,400          14,000          50,000              --
    Proceeds from affiliate credit facility                           25,000              --              --              --
    Additional capital contributed by Parent                              --              --          92,150              --
    Proceeds from sale of common stock of parent                      28,781             331             610              --
                                                                  ----------      ----------      ----------      ----------
                    Net cash provided by financing activities         93,181          14,302         188,305              --
                                                                  ----------      ----------      ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (9,129)         (1,688)         10,819             (18)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       9,131          10,819              --           5,456
                                                                  ----------      ----------      ----------      ----------
CASH AND CASH  EQUIVALENTS AT END OF PERIOD                       $        2      $    9,131      $   10,819      $    5,438
                                                                  ==========      ==========      ==========      ==========


    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION -- For the three months ended March 31, 1996, Hardy Oil & Gas USA Inc., (the "Predecessor Company"), was a wholly owned subsidiary of Hardy Holdings Inc., which is a wholly owned subsidiary of Hardy Oil & Gas plc ("Hardy plc"), a public company incorporated in the United Kingdom. Pursuant to a stock purchase agreement dated April 1, 1996, Joint Energy Development Investments Limited Partnership ("JEDI"), which is an affiliate of Enron Capital & Trade Resources Corp. ("ECT"), together with members of management of the Predecessor Company, formed Mariner Holdings, Inc. ("Mariner Holdings"), which then purchased from Hardy Holdings Inc. all of the issued and outstanding stock of the Predecessor Company for a purchase price of approximately $185.5 million effective April 1, 1996 for financial accounting purposes (the "Acquisition"). See Notes 2 and 3. As a result of the sale of Hardy Oil & Gas USA Inc.'s common stock, the Predecessor Company changed its name to Mariner Energy, Inc. (the "Company"). Additionally, ECT and Mariner Holdings entered into agreements with certain members of the Predecessor Company's management providing for a continued role of management in the Company after the Acquisition. The Company is primarily engaged in the exploration and exploitation for and development and production of oil and gas reserves, with principal operations both onshore and offshore Texas and Louisiana.

         EXCHANGE OFFERING -- In October 1998 the Company, JEDI and other shareholders exchanged all of their common shares of Mariner Holdings for common shares of Mariner Energy LLC. As of December 31, 1998 Mariner Energy LLC owns 100% of Mariner Holdings.

         CASH AND CASH EQUIVALENTS -- All short-term, highly liquid investments that have an original maturity date of three months or less are considered cash equivalents.

         RECEIVABLES -- Substantially all of the Company's receivables arise from sales of oil or natural gas, or from reimbursable expenses billed to the other participants in oil and gas wells for which the Company serves as operator.

         OIL AND GAS PROPERTIES -- Oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Amortization of oil and gas properties is provided using the unit-of-production method based on estimated proved oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the sale or disposition represents a significant quantity of oil and gas reserves. The net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues (discounted at 10%) from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties. As a result of this limitation, permanent impairments of oil and gas properties of approximately $50,800,000, $28,514,000 and $22,500,000 were recorded during 1998, 1997 and 1996, respectively. Subsequent to year-end, natural gas prices have declined. This decline could result in an additional writedown in 1999. Unproved properties are reviewed for impairment quarterly.

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

         INCOME TAXES -- The Predecessor Company's taxable income was and the Company's taxable income is included in a consolidated United States income tax return with Hardy Holdings Inc. and Mariner Holdings Inc., respectively. The intercompany tax allocation policy provides that each member of the consolidated group compute a provision for income taxes on a separate return basis. The Company records its income taxes using an asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities (see Note 8).

                              MARINER ENERGY, INC.

         CAPITALIZED INTEREST COSTS -- The Company capitalizes interest based on the cost of major development projects which are excluded from current depreciation, depletion, and amortization calculations. Capitalized interest costs were approximately $1,702,000, $729,000 and $449,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         ACCRUAL FOR FUTURE ABANDONMENT COSTS -- Provision is made for abandonment costs calculated on a unit-of-production basis, representing the Company's estimated liability at current prices for costs which may be incurred in the removal and abandonment of production facilities at the end of the producing life of each property.

         HEDGING PROGRAM -- The Company utilizes derivative instruments in the form of natural gas and crude oil price swap and price collar agreements in order to manage price risk associated with future crude oil and natural gas production and fixed-price crude oil and natural gas purchase and sale commitments. Such agreements are accounted for as hedges using the deferral method of accounting. Gains and losses resulting from these transactions are deferred and included in other assets or accrued liabilities, as appropriate, until recognized as operating income in the Company's Consolidated Statement of Operations as the physical production required by the contracts is delivered.

         The net cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations. If the hedge is terminated prior to expected maturity, gains or losses are deferred and included in income in the same period as the physical production required by the contracts is delivered.

         The conditions to be met for a derivative instrument to qualify as a hedge are the following: (i) the item to be hedged exposes the Company to price risk; (ii) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into; and (iii) at the inception of the hedge and throughout the hedge period there is a high correlation of changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

         When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are recognized as part of the gain or loss on sale or settlement of the underlying item. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is recognized in income to the extent the future results have not been offset by the effects of price or interest rate changes on the hedged item since the inception of the hedge.

         REVENUE RECOGNITION -- The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas from those wells is produced and sold. Oil and gas sold is not significantly different from the Company's share of production.

         FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash and cash equivalents, receivables, payables, and debt. At December 31, 1998 and 1997, the estimated fair value of the Company's Senior Subordinated Notes was approximately $100,000,000. The estimated fair value was determined based on borrowing rates available at December 31, 1998 and 1997, respectively, for debt with similar terms and maturities. The carrying amount of the Company's other financial instruments approximates fair value.

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

         MAJOR CUSTOMERS -- During the year ended December 31, 1998, sales of oil and gas to four purchasers, including an affiliate, accounted for 29%, 16%, 15% and 10% of total revenues. During the year ended December 31, 1997, sales of oil and gas to four purchasers accounted for 19%, 19%, 18% and 14% of total revenues. During the year ended December 31, 1996, sales of oil and gas to four purchasers accounted for 15%, 13%, 13% and 10% of total revenues.

                              MARINER ENERGY, INC.

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

         The sources and uses of funds related to financing the Acquisition (See
Note 1) were as follows:

                                                 Sources of Funds
                                                   (in millions)

              Bridge loan provided by JEDI(1).......................................................  $ 92.0
              Common stock purchased by JEDI(2).....................................................    95.0
              Working capital provided by the Company...............................................     6.0
                                                                                                      ------

                    Total...........................................................................  $193.0
                                                                                                      ======

                                                   Uses of Funds
                                                   (in millions)

              Acquisition purchase price............................................................. $185.5
              Acquisition costs and other expenses(3)................................................    7.5
                                                                                                      ------

                    Total............................................................................ $193.0
                                                                                                      ======


    (1) The JEDI Bridge Loan (see Note 4) was incurred by Mariner Holdings to fund a portion of the consideration paid in the Acquisition, which has been pushed down for accounting purposes to the Company.

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

    (3) Includes $2.9 million of fees and expenses paid to JEDI associated with the purchase of the common stock by JEDI, $2.6 million of expenses paid to JEDI associated with the implementation of the JEDI Bridge Loan and $2.0 million of other transaction fees and expenses (See Note 4).

         The Acquisition was accounted for using the purchase method of accounting. As such, JEDI's cost to acquire the Company, including transaction costs, have been allocated to the assets and liabilities acquired based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the date of the Acquisition reflect a new basis of accounting and are not comparable to prior periods. In addition, $1.3 million of interest was imputed for the period from April 1, 1996 to the date of closing.

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

         The allocation of the purchase price (including fees and expenses) is summarized as follows (in millions of dollars):

              Current assets....................................    $ 18.3
              Property and equipment............................     181.4
              Other noncurrent assets...........................       2.6
              Liabilities assumed...............................     (12.2)
                                                                    ------

                    Total.......................................    $190.1
                                                                    ======


         The following unaudited pro forma financial data have been prepared assuming that the Acquisition and the related financing were consummated on January 1, 1995. Amounts are in thousands:

                                        Year Ended December 31,
                                        -----------------------
                                                1996
                                              -------
              Revenues......................  $62,300


              Net income (loss)............   $ 6,511


3.      RELATED-PARTY TRANSACTIONS

         RECEIVABLES FROM AFFILIATES -- Prior to the management buyout, the Company had four lending facilities with Hardy plc. These facilities earned interest income of approximately $2,110,000 for the three month period ending March 31, 1996.

         DEBT TO AFFILIATE -- Prior to the management buyout, the Company had one loan facility outstanding with Hardy plc. The Company incurred approximately $381,000 of interest expense relating to this debt for the three month period ending March 31, 1996.

         SALES TO AFFILIATES -- For the years ending December 31, 1998, 1997 and 1996, sales to affiliates were approximately $8.9 million, $13.0 million and $29,000, respectively.

         GENERAL AND ADMINISTRATIVE EXPENSES -- Prior to April 1, 1996, the Company paid an affiliate for various administrative support services. Included in general and administrative expenses was approximately $29,000 for the three months ended March 31, 1996, for such services. In management's opinion, such allocated expenses reasonably represented expenses incurred by the affiliate on behalf of the Company.

         AFFILIATE TRANSACTIONS SUBSEQUENT TO THE ACQUISITION -- Enron
Corp. ("Enron") is the parent of ECT, and an affiliate of Enron and ECT is the general partner of JEDI. Accordingly, Enron may be deemed to control JEDI, Mariner Holdings and the Company. In addition, six of the Company's directors are officers of Enron or affiliates of Enron. Enron and certain of its subsidiaries and other affiliates collectively participate in many phases of the oil and natural gas

                              MARINER ENERGY, INC.

industry and are, therefore, competitors of the Company. In addition, ECT and JEDI have provided, and may in the future provide, and ECT Securities Limited Partnership has assisted, and may in the future assist, in arranging financing to non-affiliated participants in the oil and natural gas industry who are or may become competitors of the Company. Because of these various conflicting interests, ECT, the Company, JEDI and the members of the Company's management who are also shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

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

         REVOLVING CREDIT FACILITY -- On June 28, 1996, the Company entered into an unsecured revolving credit facility (the "Revolving Credit Facility") with Bank of America as agent for a group of lenders (the "Lenders"). On that date, the Company borrowed $50 million under the Revolving Credit Facility and used the proceeds to pay a dividend to Mariner Holdings, which was used by Mariner Holdings to partially repay the JEDI Bridge Loan. During August 1996, the outstanding balances of both the Revolving Credit Facility and the JEDI Bridge Loan were repaid with the proceeds from the issuance of the Company's 10 1/2% Senior Subordinated Notes.

         The Revolving Credit Facility provides for a maximum $150 million revolving credit loan which matures on October 1, 1999. The borrowing base under the Revolving Credit Facility is currently $60 million and is subject to periodic redetermination. The Revolving Credit Facility, with an outstanding balance of $53.4 million at December 31, 1998, is classified as a current liability. The October 1, 1999 maturity date on this liability is expected to be extended in excess of one year as part of its semi-annual redetermination and would be reclassified to a non-current liability at that time. In April 1999, the Company pledged certain mineral interests to secure the Revolving Credit Facility.

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

                              MARINER ENERGY, INC.

         The Revolving Credit Facility contains various restrictive covenants which, among other things, restrict the payment of dividends, limit the amount of debt the Company may incur, limit the Company's ability to make certain loans and investments, limit the Company's ability to enter into certain hedge transactions and provide that the Company must maintain specified relationships between cash flow and fixed charges and cash flow and interest on indebtedness. As of December 31, 1998, the Company was in compliance with all such requirements.

         AFFILIATE CREDIT FACILITY -- Mariner Holdings., the Company's parent and later assigned to Mariner Energy LLC, entered into an agreement with Enron Capital & Trade Resources Corp. to provide a $25 million unsecured, subordinated credit facility (the "Facility"), the funds from which were contributed to the Company. The Facility accrues interest at an annual rate of LIBOR plus 2.5% and requires a structuring fee of 4% of the borrowed amount. The Facility requires that a portion of the proceeds of any private or public equity or debt offering by the Company's parent be applied to repay amounts outstanding under the Facility. The terms of the Facility required that if financing did not become available by March 1, 1999, up to $25 million of the Facility would be converted to equity. Interest expense recorded as a result of this Facility for the year ended December 31, 1998, was approximately $993,000. As of December 31, 1998 the Company had applied push down accounting treatment and reported the Mariner Energy LLC debt as a liability of the Company. Subsequent to December 31, 1998, the Facility was amended to (i) increase the size of the Facility to $50 million, (ii) extend the maturity to April 30, 2000, (iii) accrue interest at an annual rate of LIBOR plus 4.5%, and (iv) provide for an optional conversion to equity of Mariner Energy LLC by ECT.

         SHORT-TERM CREDIT FACILITY WITH ECT -- In April 1999, the Company established a $25 million short-term credit facility with Enron Capital & Trade Resources Corp. to obtain funds needed to execute the Company's 1999 capital expenditure program and for short-term working capital needs. The borrowing base under the short-term credit facility is currently $25 million and is subject to periodic redetermination. The facility accrues interest at an annual rate of LIBOR plus 2.5% and requires a structuring fee of 1% of the committed amount. The facility will mature on December 31, 1999 and is expected to be repaid from internally-generated cash flows.

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

         The indenture pursuant to which the Notes are issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, redeem capital stock, make investments, enter into transactions with affiliates, sell assets and engage in mergers and consolidations. As of December 31, 1998, the Company was in compliance with all such requirements.

         The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2001, initially at 105.25% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after August 1, 2003. In addition, at the option of the Company, at any time prior to August 1, 1999, up to an aggregate of 35% of the original principal amount of the Notes may be redeemable from the net proceeds of one or more public equity offerings, at 110.5% of their principal amount, plus accrued interest, provided that any such redemption shall occur within 60 days of the date of the closing of such public equity offering.

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

                              MARINER ENERGY, INC.

5.      STOCKHOLDER'S EQUITY

         STOCK OPTION PLAN -- During June 1996, Mariner Holdings established the Mariner Holdings, Inc. 1996 Stock Option Plan (the "Plan") providing for the granting of stock options to key employees and consultants. Options granted under the Plan will not be less than the fair market value of the shares at the date of grant. The maximum number of shares of Mariner Holdings common shares that may be issued under the Plan was 142,800. In June 1998, the Plan was amended to increase the number of eligible shares to be issued to 202,800. In September 1998, concurrent with the exchange of each common share of Mariner Holdings for twelve common shares of Mariner Energy LLC the maximum number of shares of common shares that can be issued under the Plan was 2,433,600.

         At December 31, 1998, options (the "Options") to purchase 2,011,188 shares had been granted at exercise prices ranging from $8.33 to $14.58 per share. The Options generally become exercisable as to one-fifth to one-third on each of the first three or five anniversaries of the date of grant. The Options expire from seven years to ten years after the date of grant.

         The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of Financial Accounting Standards Board Statement 123 ("FAS 123"), the Company's net loss for the year ended December 31, 1998, 1997 and for the nine months ended December 31, 1996 would have increased $912,000, $777,000 and $356,000, respectively to $59,333,000, $20,987,000 and $19,048,000 respectively.
The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option grant is estimated on the date of grant using a present value calculation, risk free interest of 4.6%, no dividends and expected life of 5 years. Stock options available for future grant amounted to 422,412 shares at December 31, 1998. Exercisable stock options amounted to 644,292 shares at December 31, 1998.

         EQUITY INVESTMENT -- In June 1998, Mariner Holdings reached an agreement with management shareholders and an affiliate of Enron to purchase common shares of approximately $28.8 million of net equity capital, which was used to supplement funding of the Company's 1998 capital expenditure plan.


6.       EMPLOYEE BENEFIT AND ROYALTY PLANS

         EMPLOYEE CAPITAL ACCUMULATION PLAN -- The Company provides all full-time employees participation in the Employee Capital Accumulation Plan (the "Plan") which is comprised of a contributory 401(k) savings plan and a discretionary profit sharing plan. Under the 401(k) feature, the Company, at its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 50% of each eligible participant's matched salary reduction contribution as defined by the Plan. Under the discretionary profit sharing contribution feature of the Plan, the Company's contribution, if any, shall be determined annually and shall be 4% of the lesser of the Company's operating income or total employee compensation and shall be allocated to each eligible participant pro rata to his or her compensation. During 1998, 1997 and 1996, the Company contributed $182,000, $200,000, and $165,000, respectively, to the Plan. This plan is a continuation of a plan provided by the Predecessor Company.

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

                              MARINER ENERGY, INC.

7.       COMMITMENTS AND CONTINGENCIES

         MINIMUM FUTURE LEASE PAYMENTS -- The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum rental obligations under the Company's operating leases in effect at December 31, 1998 are as follows (in thousands):

              1999.................................... $ 1,112
              2000....................................   1,046
              2001....................................   1,073
              2002....................................   1,082
              2003....................................     454

                    Total............................. $ 4,767

         Rental expense, before capitalization, was approximately $1,000,000, $544,000, and $427,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

         The following table sets forth the results of hedging transactions during the periods indicated:

                                                             Year Ended December 31,
                                                  -----------------------------------------------
                                                      1998             1997              1996
                                                  ------------     ------------      ------------
Natural gas quantity hedged (Mmbtu) .........        9,800,000       13,573,500        13,482,900
Increase (decrease) in natural gas sales ....     $  2,337,000     $ (3,931,000)     $ (3,701,000)
Crude oil quantity hedged (Bbls) ............                0          118,000           428,000
Increase (decrease) in crude oil sales ......     $          0     $   (614,000)     $ (1,912,000)

                              MARINER ENERGY, INC.

         Subsequent to year-end, the Company entered into a costless natural gas collar with an affiliate from April to October 1999 with an extension at the collar parties' option to extend the collar at a higher price through March 2000. In addition, in March, the Company entered into a three-year gas swap with an affiliate. The following tables set forth the Company's position as of March 15, 1999.

                                       Average
                                        Daily
                                        Volume
 Type       Location                  Time Period                  (Mmmbtu)      Floor      Ceiling      Fixed Price
 ----       --------                  -----------                  --------      -----      -------      -----------
Collar      Henry Hub         April 1 - October 31, 1999               60         $1.85       $2.05               -
Swap        Henry Hub         November 1 - December 31, 1999           44             -           -           $2.18
Swap        Henry Hub         January 1 - December 31, 2000            30             -           -           $2.18
Swap        Henry Hub         January 1 - December 31, 2001            12             -           -           $2.18
Swap        Henry Hub         January 1 - October 31, 2002              6             -           -           $2.18


         DEEPWATER RIG -- The Company executed a letter of intent in February 1998 regarding the provision of a Deepwater rig to Mariner and another company on an equally shared basis for five years beginning in late 1999 or early 2000. The Company is currently in discussions with the owner of the rig to determine if a mutually acceptable drilling contract can be negotiated.

         LITIGATION -- In December, 1996, ETOCO, Inc., which owns a 20% interest in one producing well operated by the Company, filed a lawsuit against the Company in the district court of Hardin County, Texas, alleging damage due to the Company's refusal to drill an additional well. In April 1998, after a trial on the merits, a jury awarded ETOCO $2.38 million in damages. In August, the court awarded ETOCO $0.5 million in attorneys' fees. On February 8, 1999, the case was settled.


8.       INCOME TAXES

         The following table sets forth a reconciliation of the statutory federal income tax with the income tax provision (in thousands):




                                                                                                        Predecessor
                                                                                                          Company
                                       Year Ended           Year Ended                              ------------------
                                       December 31          December 31         9 Months Ended         3 Months Ended
                                         1998                  1997                12/31/96               3/ 31/96
                                  ------------------    ------------------    ------------------    ------------------
                                      $         %          $          %          $          %          $          %
                                  -------    -------    -------    -------    -------    -------    -------    -------
Income (loss) before income
taxes...........................  (58,421)        --    (20,210)        --    (18,692)        --      2,661         --

Income tax expense (benefit)
computed at statutory rates ....  (20,447)       (35)    (7,074)       (35)    (6,542)       (35)       931         35

Change in valuation allowance ..   18,804         32      6,871         34      8,125         43     (3,597)      (135)

Other ..........................    1,643          3        203          1     (1,583)        (8)     2,666        100
                                  -------    -------    -------    -------    -------    -------    -------    -------
Tax Expense ....................       --         --         --         --         --         --         --         --
                                  =======    =======    =======    =======    =======    =======    =======    =======

         No federal income taxes were paid by the Company during the years ended December 31, 1998, December 31, 1997, or the nine months ending December 31, 1996 or the three months ending March 31, 1996.

         The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                                    1998          1997          1996
                                                                 ----------    ----------    ----------
Deferred tax assets:
     Net operating loss carry forwards .......................   $   34,471    $   10,410    $    6,323
     Differences between book and tax bases of properties ....           --         4,586         1,802
                                                                 ----------    ----------    ----------
                                                                     34,771        14,996         8,125
Valuation allowance ..........................................      (33,800)      (14,996)       (8,125)
                                                                 ----------    ----------    ----------
Total net deferred tax assets ................................          971            --            --
Deferred tax liabilities --
     Differences between book and tax bases of properties ....         (971)           --            --
          Total net deferred taxes ...........................   $       --    $       --    $       --
                                                                 ==========    ==========    ==========

         As of December 31, 1998, the Company has a cumulative net operating loss carryforward ("NOL") for federal income tax purposes of approximately $98 million, which begins to expire in the year 2012. A valuation allowance is recorded against tax assets which are not likely to be realized. Because of the uncertain nature of their ultimate realization, as well as past performance and the NOL expiration date, the Company has established a valuation allowance against this NOL carryforward benefit and for all net deferred tax assets in excess of net deferred tax liabilities.


9.       OIL AND GAS PRODUCING ACTIVITIES AND CAPITALIZED COSTS

         The results of operations from the Company's oil and gas producing activities were as follows (in thousands):

                                                                                          Predecessor
                                                                                             Company
                                                                                          ------------
                                                Year ended    Year ended    Nine months   Three months
                                                 December      December   ended December  ended March
                                                 31, 1998      31, 1997      31, 1996      31, 1996
                                                ----------    ----------    ----------    ----------
Oil and gas sales ...........................   $   56,690    $   62,771    $   47,079    $   13,309
Production costs ............................       (9,858)       (9,376)       (6,495)       (2,403)
Depreciation, depletion and amortization ....      (33,833)      (31,719)      (24,747)       (6,309)
Impairment of oil and gas properties ........      (50,800)      (28,514)      (22,500)           --
Income tax expense ..........................           --            --            --            --
                                                ----------    ----------    ----------    ----------
    Results of operations ...................   $  (37,801)   $   (6,838)   $   (6,663)   $    4,597
                                                ==========    ==========    ==========    ==========

                              MARINER ENERGY, INC.

         Costs incurred in property acquisition, exploration and development activities were as follows (in thousands, except per equivalent mcf amounts):

                                                                                              Predecessor
                                                                                                Company
                                                                                              ------------
                                                   Year ended     Year ended    Nine months   Three months
                                                  December 31,   December 31, ended December   ended March
                                                     1998           1997         31, 1996       31, 1996
                                                  ----------     ----------     ----------     ----------
Property acquisition costs

     Unproved properties ....................     $   43,143     $   21,569     $   13,477     $      949

     Proved properties ......................             --          3,250             --             --

Exploration costs ...........................         35,674         27,364         18,627          3,903

Development costs ...........................         61,960         16,134          6,132          2,643
                                                  ----------     ----------     ----------     ----------

    Total costs .............................     $  140,777     $   68,317     $   38,236     $    7,495
                                                  ==========     ==========     ==========     ==========

Depreciation, depletion and amortization
rate per equivalent Mcf before impairment ...     $     1.40     $     1.33     $     1.33     $     1.00



        The Company capitalizes internal costs associated with exploration activities. These capitalized costs were approximately $6,386,000, $4,418,000 and $4,362,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

        The following table summarizes costs related to unevaluated properties which have been excluded from amounts subject to amortization at December 31, 1998. The Company regularly evaluates these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within three years.

                                                                           Predecessor Company
                                                                  ------------------------------------
                                                     Nine months  Three months
                            Year ended   Year ended     ended        ended                    Total at
                            December 31, December 31, December 31,  March 31,     Prior     December 31,
                               1998         1997         1996         1996        Years         1998
                             --------     --------     --------     --------     --------     --------
Property
 Acquisition costs .....     $ 53,936     $ 19,509     $  7,949     $     24     $  1,628     $ 83,046

Exploration costs ......        1,030           --           --           --           --        1,030
                             --------     --------     --------     --------     --------     --------
    Total ..............     $ 54,966     $ 19,509     $  7,949     $     24     $  1,628     $ 84,076
                             ========     ========     ========     ========     ========     ========

         Approximately 95% of excluded costs at December 31, 1998 relate to activities in the Deepwater Gulf of Mexico and the remaining 5% relates to activities in the Gulf of Mexico shallow waters and onshore areas near the Gulf.

                              MARINER ENERGY, INC.

10. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

         Estimated proved net recoverable reserves as shown below include only those quantities that are expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion. Also included in the Company's proved undeveloped reserves as of December 31, 1998 were reserves expected to be recovered from wells for which certain drilling and completion operations had occurred as of that date, but for which significant future capital expenditures were required to bring the wells into commercial production.

         Reserve estimates are inherently imprecise and may change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as in the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves set forth herein will be developed within the periods anticipated. It is likely that variances from the estimates will be material. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash flows should not be construed as representative of the fair market value of the proved reserves owned by the Company since discounted future net cash flows are based upon projected cash flows which do not provide for changes in oil and natural gas prices from those in effect on the date indicated or for escalation of expenses and capital costs subsequent to such date. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual results will differ, and are likely to differ materially, from the results estimated.

                              MARINER ENERGY, INC.

                                        Estimated Quantities of Proved Reserves
                                                    (in thousands)

                                                      Oil (Bbl)                      Gas (Mcf)
                                                    -----------                     ----------

          December 31, 1995                               6,669                         98,330
          Revisions of previous estimates                     3                          (518)
          Extensions, discoveries and other additions     1,168                         24,326
          Sales of reserves in place                     (1,810)                        (9,425)
          Production                                       (750)                       (20,429)
                                                    -----------                     ----------

        December 31, 1996                                 5,280                         92,284
          Revisions of previous estimates                   210                         (1,817)
          Extensions, discoveries and other additions     2,062                         46,166
          Purchase of reserves in place                      55                          2,737
          Production                                       (977)                       (18,004)
                                                    -----------                     ----------

        December 31, 1997                                 6,630                        121,366
          Revisions of previous estimates                  (836)                          (410)
          Extensions, discoveries and other additions     4,351                         27,416
          Production                                       (786)                       (19,477)
                                                    -----------                     ----------

        December 31, 1998                                 9,359                        128,895
                                                    ===========                     ==========


                                   Estimated Quantities of Proved Developed Reserves
                                                  (in thousands)

                                                      Oil (Bbl)                      Gas (Mcf)
                                                    -----------                     ----------
        December 31, 1996                                 3,456                         83,529
        December 31, 1997                                 3,486                         76,343
        December 31, 1998                                 2,886                         86,024



         The following is a summary of a standardized measure of discounted net cash flows related to the Company's proved oil and gas reserves. The information presented is based on a valuation of proved reserves using discounted cash flows based on year-end prices, costs and economic conditions and a 10% discount rate. The additions to proved reserves from new discoveries and extensions could vary significantly from year to year. Additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, the information presented below should not be viewed as an estimate of the fair value of the Company's oil and gas properties, nor should it be considered indicative of any trends.

                              MARINER ENERGY, INC.

            Standardized Measure of Discounted Future Net Cash Flows
                                 (in thousands)

                                                                          Year ended December 31,
                                                                 ------------------------------------------
                                                                    1998            1997            1996
                                                                 ----------      ----------      ----------
Future cash inflows ........................................     $  383,490      $  447,681      $  548,451
Future production costs ....................................       (103,400)       (109,405)       (103,777)
Future development costs ...................................        (81,090)        (73,568)        (20,413)
Future income taxes ........................................             --         (35,346)        (90,971)
                                                                 ----------      ----------      ----------
Future net cash flows ......................................        199,000         229,362         333,290
Discount of future net cash flows at 10% per annum .........        (51,371)        (52,903)        (78,914)
                                                                 ----------      ----------      ----------
Standardized measure of discounted future net cash flows ...     $  147,629      $  176,459      $  254,376
                                                                 ==========      ==========      ==========

         During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets and in the United States, including the posted prices paid by purchasers of the Company's crude oil. The weighted average prices of oil and gas at December 31, 1998, 1997 and 1996, used in the above table, were $10.36, $16.43 and $25.16 per Bbl, respectively, and $2.22, $2.79 and $4.50 per Mcf, respectively.

         The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):


                                                                Year ended December 31,
                                                       ------------------------------------------
                                                          1998            1997            1996
                                                       ----------      ----------      ----------
Sales and transfers of oil and gas produced,
     net of production costs .....................     $  (46,832)     $  (53,395)     $  (51,505)
Net changes in prices and production costs .......        (67,815)       (132,658)        120,843
Extensions and discoveries, net of future
     development and production costs ............         23,730          42,717          62,551
Development costs during period and net
     change in development costs .................         30,799           4,188              --
Revision of previous quantity estimates ..........         (6,846)           (730)         (1,293)
Purchases of reserves in place ...................             --           6,071              --
Sales of reserves in place .......................             --              --         (10,813)
Net change in income taxes .......................         27,193          29,619         (36,082)
Accretion of discount before income taxes ........         20,365          30,336          17,342
Changes in production rates (timing) and
     other .......................................         (9,424)         (4,065)         (7,182)
                                                       ----------      ----------      ----------
Net change .......................................     $  (28,830)     $  (77,917)     $   93,861
                                                       ==========      ==========      ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Set forth below are the names, ages and positions of the executive officers and directors of the Company and a key consultant to the Company as of March 1, 1999. All directors are elected for a term of one year and serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.

         Name                             Age        Position with the Company
         ----                             ---        -------------------------

         Robert E. Henderson              46         Chairman of the Board, President and Chief Executive Officer
         Richard R. Clark                 43         Executive Vice President and Director
         L. V. "Bud" McGuire              55         Senior Vice President of Operations
         Michael W. Strickler             43         Senior Vice President of Exploration and Director
         Frank A. Pici                    43         Vice President of Finance and Chief Financial Officer
         Gregory K. Harless               49         Vice President of Oil and Gas Marketing
         W. Hunt Hodge                    43         Vice President of Administration
         Tom E. Young                     40         Vice President of Land
         Christopher E. Lindsey           32         General Counsel and Secretary
         David S. Huber                   48         Consultant and Director of Deepwater Development
         Richard B. Buy                   47         Director
         Mark E. Haedicke                 44         Director
         Stephen R. Horn                  41         Director
         Jeffrey McMahon                  37         Director
         Jere C. Overdyke, Jr.            47         Director
         Frank Stabler                    46         Director

         Mr. Henderson has been Chairman of the Board of the Company since May 1996, President and Chief Executive Officer since 1987 and a director since 1985. Mr. Henderson served as a director of London-based Hardy Plc, the Company's former parent company, between 1989 and 1996. From 1984 to 1987, he served the Company or predecessors as Vice President of Finance and Chief Financial Officer. From 1976 to 1984, he held various positions with ENSTAR Corporation, including Treasurer of ENSTAR Petroleum, which operated in the U.S. and Indonesia.

         Mr. Clark has served the Company in various engineering and operations activities since 1984 and has been Executive Vice President since May 1998. He served as Senior Vice President of Production from 1991 until May 1998 and has served as a director since 1988. Prior to joining the Company he worked as a Production Engineer in the Offshore Production Group of Shell Oil Company.

         Mr. McGuire joined the Company in June 1998 as Senior Vice President-Operations. Prior to joining the Company, Mr. McGuire was Vice President-Operations for Enron Oil & Gas International, Inc. Before joining EOGI, he served five years with Kerr-McGee Corporation as Senior Vice President over worldwide production operations. His experience prior to Kerr-McGee included Hamilton Oil Corporation from 1981 to 1991, where he served as Deepwater Operations Manager then as Vice President of Operations for Hamilton in the North Sea. He began his career in 1966 with Conoco.

         Mr. Strickler joined the Company in 1984 and has served the Company since such time in its geological and exploration activities. He has served as Senior Vice President of Exploration of the Company since 1991 and a director since 1989. Prior to joining the Company, Mr. Strickler worked for several independent oil companies as an exploration geologist, generating and evaluating exploration plays in the Gulf Coast, Mid Continent, Rocky Mountains, West Texas and several overseas basins.

         Mr. Pici became Vice President of Finance and Chief Financial Officer in December 1996. Prior to joining the Company, Mr. Pici was employed by Cabot Oil & Gas Corporation holding several positions since 1989, including Corporate Controller. Prior to joining Cabot Oil & Gas, he was Controller of an independent oil & gas company in Pittsburgh, and he began his career with Coopers & Lybrand. He's a Certified Public Accountant.

         Mr. Harless has served as Vice President of Oil and Gas Marketing of the Company since 1990. Prior to joining the Company in 1988, he was Vice President of Marketing and Regulatory Affairs of Enron Oil and Gas Company and District Operating Manager with Coastal States Oil & Gas.

         Mr. Hodge has served as Vice President of Administration of the Company since 1991. Prior to joining the Company in 1985, he was Purchasing Manager of Santa Fe Minerals Company.

         Mr. Young has served as Vice President of Land since November 1998. Prior to his current position, Mr. Young served Mariner as Manager of Land for the Central Gulf for approximately 10 years. Prior to joining Mariner in 1985, Mr. Young served as a landman for TXO Production Corp.

         Mr. Lindsey, General Counsel, joined the Company in August 1998. Prior to joining the Company, Mr. Lindsey was associated with Bracewell & Patterson, L.L.P. for five years.

         Mr. Huber, a consultant to the Company, began his association with the Company in 1991 as a deepwater project management consultant and is presently Mariner's Director of Deepwater Developments. Prior to joining Mariner, Mr. Huber was employed by Hamilton Oil Corporation in the North Sea from 1981 to 1991, holding positions of production manager, planning and economics manager, and engineering manager. He was the deepwater drilling engineering supervisor for Esso Exploration, Inc. from 1974 to 1980.

         Mr. Buy has served as a director since January 1998. Since 1994 he has been an employee of ECT or its affiliates, currently serving as Senior Vice President and Chief Risk Officer of Enron Corp. Prior to joining ECT Mr. Buy was a Vice President at Bankers Trust in the Energy Group.

         Mr. Haedicke has served as a director since October 1998. He is currently Managing Director, Legal, of ECT. Mr. Haedicke also serves on the board of directors of the International Swaps and Derivatives Association, Inc. and he holds a seat on the New York Mercantile Exchange. He has been associated with ECT since its inception in 1990.

         Mr. Horn has served as a director since November 1998. Since 1996, he has been as employee and Vice President, Equity Investments, of ECT. Prior to joining ECT, Mr. Horn was a principal in Yellowstone Energy Partners, a private equity investing firm in Houston, Texas.

         Mr. McMahon has served as a director since September 1998. Since 1994, he has been an employee of Enron, or its affiliates, currently serving as Senior Vice President, Finance and Corporate Treasurer of Enron. Prior to joining Enron, Mr. McMahon served as Senior Vice President and Chief Financial Officer of MG Natural Gas Corp., a medium-sized natural gas marketing and finance company in Houston, Texas.

         Mr. Overdyke has served as a director since May 1996. Since 1991 he has been an employee of ECT or one of its affiliates, currently serving as President, ECT North America, Merchant Finance. Mr. Overdyke has over 20 years of experience in the energy sector and has held various financial and management positions with public and private independent exploration and production companies.

         Mr. Stabler has served as a director since May 1996. He is currently a Managing Director of Enron International, Inc. and has held positions with ECT since 1992. From 1989 to 1992, Mr. Stabler served as Manager of Investor Services for American Exploration Company.

         The Shareholders' Agreement requires that the Board of Directors of the Company include at least three nominees of the Management Stockholders. Currently, those three representatives are Messrs. Henderson, Clark and Strickler. The remaining board members are to include nominees of JEDI. See "Certain Relationships and Related Transactions -- The Acquisition, the Shareholders' Agreement and Related Matters" on page 46.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual compensation for the Company's Chief Executive Officer and the four other most highly compensated executive officers for the three fiscal years ended December 31, 1998, and includes two additional persons who were not executive officers as of December 31, 1998. These individuals are sometimes referred to as the "named executive officers".


                                                                                             Long-Term
                                                     Annual Compensation                   Compensation
                                           --------------------------------------          Received from
                                                                 Other Annual           Overriding Royalty            All Other
Name and Principal Position                    Salary           Compensation(1)             Program(2)            Compensation(3)
-------------------------------            --------------     -------------------      ---------------------      -----------------
Robert E. Henderson                  1998     $285,000              $4,800                   $354,857               $    522
President and                        1997      255,000               6,000                    394,136                    315
   Chief Executive Officer           1996      236,000               6,000                    421,311                    306

Richard R. Clark                     1998      225,000               4,800                    218,077                    306
Executive Vice President             1997      185,000               6,000                    237,982                    306
   of Production                     1996      166,500               6,000                    247,971                    306

Michael W. Strickler                 1998      182,000               4,800                    212,803                    306
Senior Vice President                1997      165,000               6,000                    234,603                    306
   of Exploration                    1996      150,000               5,880                    258,731                    306

Frank A. Pici (6)                    1998      160,000               4,380                          0                    306
Vice President of Finance and        1997      146,000               2,747                          0                    306
    Chief Financial Officer          1996       12,167                   0                          0                     26

Gregory K. Harless                   1998      143,000               3,813                     70,541                    522
Vice President of Oil & Gas          1997      127,100               4,911                     81,725                    522
    Marketing                        1996      121,000               4,760                     86,383                    522

Clinton D. Smith (4)                 1998      111,993               4,221                        N/A (5)            183,229
Formerly Vice President of           1997      140,700               5,367                     60,449                    306
    Operations                       1996      131,500               5,154                     96,447                    306

James M. Fitzpatrick (4)             1998      107,269               3,720                        N/A (5)            151,227
Formerly Vice President of           1997      124,000               4,762                        N/A (5)                522
     Land & Legal                    1996      120,000               4,390                        N/A (5)                522

         (1) Amounts shown reflect the Company's contribution under the discretionary profit sharing feature of its Employee Capital Accumulation Plan. See "-- 401(k) Plan" (for a short plan year of nine months). For each of the named executive officers, the aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the officer's total annual salary and bonus and information with respect thereto is not included.
         (2) Does not include amounts received as a result of sales of overriding royalty interests by individuals, normally in connection with sales of properties by the Company. No such sales were made in 1998, 1997 or 1996.
         (3) Amounts shown reflect insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officers.
         (4) Mr. Smith left the Company in September 1998, and Mr. Fitzpatrick left the Company in October 1998. The "All Other Compensation" column reflects both insurance premium paid by the Company with respect to term life insurance and severance benefits pursuant to their Employment Agreements.
         (5) Information is not available to the Company.
         (6) Mr. Pici joined the Company in December 1996.

EMPLOYMENT AGREEMENTS

         The Company and each of the named executive officers have entered into employment agreements (each, an "Employment Agreement" and collectively, the "Employment Agreements") for initial terms of five years in the case of Messrs. Henderson, Clark and Strickler, and one year in the case of Mr. Pici and three years in the case of Mr. Harless.

The terms for Messrs. Pici and Harless were recently extended for one and one-half years. The Employment Agreements then extend for six months in the case of Messrs. Henderson, Clark, Strickler and Pici, and three months in the case of Mr. Harless, unless notice of termination is given by either the Company or the named executive officer at least three or six months before the end of the term. Under the Employment Agreements, the current annual salaries are $285,000, $225,000, $190,000, $160,000, and $143,000 for Messrs. Henderson, Clark,
Strickler, Pici and Harless, respectively, which the Company may in its discretion increase. The named executive officers are eligible for participation in any medical, dental, life and accidental death and dismemberment insurance programs and retirement, pension, deferred compensation and other benefit programs instituted by the Company from time to time. The employees are also entitled to vacation, reimbursement of certain expenses and, depending upon the Employment Agreement, either an automobile allowance or a leased vehicle of the Company's choice and reimbursement for expenses related to the use of that leased vehicle. As incentive compensation, the named executive officers are entitled to overriding royalty interests in certain oil and gas prospects acquired by the Company. See "Overriding Royalty Program".

         If a named executive officer's Employment Agreement is terminated by the Company, with or without Cause (as defined in each Employment Agreement) or by the named executive officer for Good Reason (as defined in each Employment Agreement), the named executive officer will be entitled to, among other things,
(i) his or her salary and other benefits through the end of the initial term or extended term of the Employment Agreement (to be paid in a lump sum cash payment in the case of termination by the Company without Cause or termination by the named executive officer for Good Reason), (ii) a lump sum cash payment equal to six, nine or 12 months' salary, depending upon the Employment Agreement (12 months in the case of Mr. Henderson, nine months in the case of Messrs. Clark and Strickler, and six months in the case of Messrs. Pici and Harless), (iii) a lump sum cash payment equal to all vacation time carried forward from a previous year and all earned and unused vacation time for the then current year and (iv) an assignment of vested overriding royalty interests. See "-- Overriding Royalty Interests". If a named executive officer's Employment Agreement is terminated by the named executive officer without Good Reason or by the Company for cause, he will be entitled to the amounts specified in the preceding sentence except that he will not be entitled to the lump sum cash payment described in clause (ii). Any amounts paid on termination of an Employment Agreement will be grossed-up to cover any applicable taxes.

         Each named executive officer has agreed that during the term of his Employment Agreement, and for 12 months thereafter in the case of Messrs. Henderson, Clark and Strickler and six months thereafter in the case of Messrs. Pici and Harless, if the named executive officer's Employment Agreement is terminated by the Company for Cause or by the named executive officer other than for Good Reason, he will not compete with the Company for business or hire away the Company's employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company is an indirect wholly owned subsidiary of Mariner Energy LLC. The following table sets forth the name and address of the only shareholder of Mariner Energy LLC that is known by the Company to beneficially own more than 5% of the outstanding common shares of Mariner Energy LLC, the number of shares beneficially owned by such shareholder, and the percentage of outstanding shares of common shares of Mariner Energy LLC so owned, as of March 1, 1999. As of March 1, 1999, there were 13,928,304 common shares of Mariner Energy LLC outstanding.

                                                                                                  Amount and
                                     Name and Address                    Nature of                 Percent
 Title of Class                     of Beneficial Owner                  Beneficial Ownership      of Class
 --------------                     -------------------                  --------------------     ----------
Common Stock of              Joint Energy Development                        13,334,184              95.7%
Mariner Energy LLC               Investments Limited Partnership(1)
                                 1400 Smith Street
                                 Houston, Texas 77002

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

         The table appearing below sets forth information as of March 1, 1999, with respect common shares of Mariner Energy LLC beneficially owned by each of the Company's directors, the Company's named officers, a key consultant of the Company and all directors and executive officers and such key consultant as a group, and the percentage of outstanding common shares of Mariner Energy LLC so owned by each.


        Directors, Key Consultant and             Amount and Nature of             Percent
          Named Executive Officers              Beneficial Ownership (1)           of Class
       ------------------------------           ------------------------           --------
Robert E. Henderson.........................              84,840                      *
Richard R. Clark............................              61,440                      *
L. V. "Bud" McGuire.........................               6,000                      *
Michael W. Strickler........................              61,440                      *
Frank A. Pici...............................              20,472                      *
Gregory K. Harless..........................              13,200                      *
David S. Huber..............................              61,440                      *
Richard B. Buy..............................                   0                      *
Mark E. Haedicke............................                   0                      *
Stephen R. Horn.............................                   0                      *
Jeffrey McMahon.............................                   0                      *
Jere C. Overdyke, Jr........................                   0                      *
Frank Stabler...............................                   0                      *
All directors and executive officers and
  key consultant as a group (15 persons)....             308,832                     2.22%

         * Less than one percent.

         (1) All shares are owned directly by the named person and such person has sole voting and investment power with respect to such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

THE ACQUISITION, THE SHAREHOLDERS' AGREEMENT AND RELATED MATTERS

         Mariner, JEDI and each other shareholder of Mariner are parties to the Amended and Restated Shareholders' Agreement (as amended, the "Shareholders' Agreement").

         Mariner has agreed to reimburse each Management Shareholder who paid for equity in Mariner's predecessor by assignment of overriding royalty interests for any additional taxes and related costs incurred by such Management Shareholder to the extent, if any, that the transfer of the overriding royalty interests does not qualify as a tax-free exchange under federal tax laws.

ENRON AND AFFILIATES

         Enron is the parent of ECT, and an affiliate of Enron and ECT is the general partner of JEDI. Accordingly, Enron may be deemed to control JEDI and the Company. See "Ownership of Securities". In addition, six of the Company's directors are officers of Enron or of affiliates of Enron: Mr. Buy is Senior Vice President and Chief Risk Officer of Enron Corp., Mr. Haedicke is a
Managing Director of ECT, Mr. McMahon is Vice President, Finance and the Corporate Treasurer for Enron, Mr. Horn is a Vice President of ECT, Mr. Overdyke is the President of ECT N.A., Merchant Finance, and Mr. Stabler is a Managing Director of Enron International, Inc.

         Enron and certain of its subsidiaries and other affiliates collectively participate in nearly all phases of the oil and natural gas industry and, therefore, compete with Mariner. In addition, ECT, JEDI and other affiliates of ECT have provided, and may in the future provide, and ECT Securities Limited Partnership, another affiliate of Enron, has assisted, and may in the future assist, in arranging financing to non-affiliated participants in the oil and natural gas industry who are or may become competitors of Mariner. Because of these various possible conflicting interests, the Company Agreement includes provisions designed to clarify that generally Enron and its affiliates have no duty to make business opportunities available to Mariner and no duty to refrain from conducting activities that may be competitive with the Company.

         Under the terms of the Company Agreement, Enron and its affiliates (which include, without limitation, ECT and JEDI) are specifically permitted to compete with the Company, and neither Enron nor any of its affiliates has any obligation to bring any business opportunity to the Company.

         Under the Revolving Credit Facility, the Company has covenanted that it will not engage in any transaction with any of its affiliates (including Enron, ECT, JEDI and affiliates of such entities) providing for the rendering of services or sale of property unless such transaction is as favorable to such party as could be obtained in an arm's-length transaction with an unaffiliated party in accordance with prevailing industry customs and practices. The Revolving Credit Facility excludes from this covenant (i) any transaction permitted by the Shareholders' Agreement, (ii) the grant of options to purchase or sales of equity securities to directors, officers, employees and consultants of the Company and (iii) the assignment of any overriding royalty interest pursuant to an employee incentive compensation plan.

         The Indenture, dated as of August 1, 1996, between Mariner Energy, Inc. and United States Trust Company of New York (the "Indenture"), under which the Senior Subordinated Notes were issued, contains similar restrictions. Under the Indenture, Mariner Energy, Inc. has covenanted not to engage in any transaction with an affiliate unless the terms of that transaction are no less favorable to the Company than could be obtained in an arm's-length transaction with a nonaffiliate. Further, if such transaction involves more than $1 million, it must be approved in writing by a majority of Mariner Energy, Inc.'s disinterested directors, and if such a transaction involves more than $5 million, it must be determined by a nationally recognized banking firm to be fair, from a financial standpoint, to Mariner Energy, Inc. However, this covenant is subject to several significant exceptions, including, among others,
(i) certain industry-related agreements made in the ordinary course of business where such agreements are approved by a majority of Mariner Energy, Inc.'s disinterested directors as being the most favorable of several bids or proposals, (ii) transactions under employment agreements or compensation plans entered into in the ordinary course of business and consistent with industry practice and (iii) certain prior transactions.

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

         Pursuant to a Participation Agreement dated as of May 16, 1996 (the "Participation Agreement") by and between Hardy plc and Mariner Holdings, Hardy plc has an option to purchase participation rights in certain prospects generated by the Company until May 16, 1999. This option entitles Hardy plc to acquire up to 25% of any leasehold or working interest the Company holds in any exploitation prospect that (i) is located in the Gulf, (ii) the Company, in its reasonable judgement, plans to develop, (iii) the Company reasonably expects to exploit using a floating production facility or a subsea tieback system that will require estimated gross capital expenditures in excess of $150.0 million and (iv) is generated by the Company and is expected to be operated by the Company. The Company is required to provide notice to Hardy plc within ten days of acquiring an interest, or a contractual right to acquire an interest, in such a prospect. Hardy plc must exercise its option with respect to such prospect within ten days of receiving such notice from the Company. If Hardy plc exercises its participation right as to any prospect, it must pay the Company a ratable portion of the Company's costs and expenses in generating and acquiring the prospect, including a ratable portion of a $250,000 prospect fee. In addition to the interest in the prospect it acquires from the Company, Hardy plc would then have the right to copy any geological and geophysical data owned by the Company and pertaining to the prospect in which it is participating, unless the Company is restricted from doing so by another agreement.

1998 EQUITY INVESTMENT

         In June 1998, Mariner Holdings issued additional equity to its existing shareholders, including JEDI, for approximately $14.58 per share, for an aggregate investment of $30.0 million (the "1998 Equity Investment"). The Company paid approximately $1.2 million as a structuring fee, on a pro rata basis, to existing shareholders participating in this transaction. Approximately $1.0 million of this fee was paid to ECT Securities Corp., an affiliate of JEDI.

ECT CREDIT FACILITY

         In August 1998, the Company's parent established the ECT Credit Facility to provide the Company with additional capital. The ECT Credit Facility provides for unsecured, subordinated loans up to $25 million, bearing interest at LIBOR plus 2.5%, payable monthly. In addition, upon any draw against the facility, the Company's parent must pay ECT Securities Limited Partnership a structuring fee equal to 4% of the principal amount of the borrowing. This agreement was due to mature on March 1, 1999 and if not repaid will be converted to common shares. Subsequent to December 31, 1998, the Facility was amended to
(i) increase the size of the Facility to $50 million, (ii) extend the maturity to April 30, 2000, (iii) accrue interest at an annual rate of LIBOR plus 4.5%, and (iv) provide for an optional conversion to equity of Mariner Energy LLC by ECT.

SHORT-TERM CREDIT FACILITY WITH ECT

         In April 1999, the Company established a $25 million borrowing-based, short-term credit facility with Enron Capital & Trade Resources Corp. to obtain funds needed to execute the Company's 1999 capital expenditure program and for short-term working capital needs. This facility will mature on December 31, 1999. The Company paid ECT Securities Limited Partnership a structuring fee equal to 1% of the commitment.

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

         3.1* Amended and Restated Certificate of Incorporation of the Registrant, as amended.

         3.2*     Bylaws of Registrant, as amended.

         4.1(a) Indenture, dated as of August 1, 1996, between the Registrant and United States Trust Company of New York, as Trustee.

         4.2(d) First Amendment to Indenture, dated as of January 31, 1998, between the Registrant and United States Trust Company of New York, as Trustee.

         4.3(a) Credit Agreement, dated June 28, 1996, among the Registrant, Nations Bank of Texas, N.A., as Agent, and the financial institutions listed on schedule 1 thereto, as amended by First Amendment to Credit Agreement, dated August 12, 1996, among the Registrant, Nations Bank of Texas, N.A., as Agent, Toronto Dominion (Texas), Inc., as Co-agent, and the financial institutions listed on schedule 1 thereto.

         4.4(a) Note, dated August 12, 1996, in the principal amount of up to $45,000,000, made by the Registrant in favor of Nations Bank of Texas, N.A.

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

         4.8(a) Form of the Registrant's 10 1/2% Senior Subordinated Note Due 2006, Series B.

         4.9* Credit and Subordination Agreement dated as of September 2, 1998 between Mariner Holdings, Inc. and Enron Capital & Trade Resources Corp.

         10.2(a) Participation Agreement, dated as of May 16, 1996, between Hardy Oil & Gas plc. and Mariner Holdings, Inc.

         10.3* Amended and Restated Shareholders' Agreement, dated October 12, 1998, among Mariner Energy LLC, Enron Capital & Trade Resources Corp., Mariner Holdings, Inc., Joint Energy Development Investments Limited Partnership and the other shareholders of Mariner Energy LLC.

         10.4(a)+ Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Robert E. Henderson.

         10.5(a)+ Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Richard R. Clark.

         10.6(a)+ Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Michael W. Strickler.

         10.7*+ Amended and Restated Employment Agreement, dated January 1, 1997, between the Registrant and Tom E. Young.

         10.8(a)+ Amended and Restated Employment Agreement, dated December 27,
                  1998, between the Registrant and Gregory K. Harless.

         10.9*+ Amended and Restated Employment Agreement, dated December 27, 1998, between the Registrant and W. Hunt Hodge.

         10.10*+ Employment Agreement, dated August 1, 1998, between the Registrant and Chris E. Lindsey.

         10.11(a)+Amended and Restated Consulting Services Agreement, dated June
                  27, 1996, between the Registrant and David S. Huber.

         10.12(a)+Mariner Holdings, Inc. 1996 Stock Option Plan (assumed by
                  Mariner Energy LLC).

         10.13(a)+Form of Incentive Stock Option Agreement (pursuant to the
                  Mariner Holdings, Inc. 1996 Stock Option Plan, assumed by Mariner Energy LLC).

         10.14* List of executive officers who are parties to an Incentive Stock Option Agreement.

         10.15(a)+Form of Nonstatutory Stock Option Agreement (pursuant to the
                  Mariner Holdings, Inc. 1996 Stock Option Plan, assumed by Mariner Energy LLC).

         10.16* List of executive officers who are parties to a Nonstatutory Stock Option Agreement.

         10.17(a)+Nonstatutory Stock Option Agreement, dated June 27, 1996, between the Registrant and David S. Huber.

         10.19(d) Amended and Restated Employment Agreement, dated as of
                  December 1, 1998, between the Registrant and Frank A. Pici.

         10.20*+ Amended and Restated Employment Agreement, dated as of June 1, 1998, between the Registrant and L.V. Bud McGuire.

         23.1*    Consent of Ryder Scott Company.

         23.2* Ryder Scott Company Letter of Estimated Proved Reserves dated March 29, 1999

         27.1*    Financial Data Schedule.

-----------------------------
(a) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed September 25, 1996.

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

(b)      REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.



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

         "farmout agreement" A common form of agreement between oil and gas operators pursuant to which an owner of an oil and gas leasehold interest who is not desirous of drilling at the time agrees to assign the leasehold interest, or some portion of it, to another operator who is desirous of drilling the tract. The assignor in such a transaction may retain some interest in the property such as an overriding royalty interest or a production payment, and, typically, the assignee of the leasehold interest has an obligation to drill one or more wells on the assigned acreage as a prerequisite to completion of the transfer to it.

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

         "royalty interest" An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage or of the proceeds from the sale thereof. Such an interest generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalty interests may be either landowner's royalty interests, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalty interests, which are usually carved from the leasehold interest pursuant to an assignment to a third party or reserved by an owner of the leasehold in connection with a transfer of the leasehold to a subsequent owner.

         "subsea tieback" A productive well that has its wellhead equipment located on the sea floor and is connected by control and flow lines to an existing production platform located in the vicinity.

         "unitized" or "unitization" Terms used to denominate the joint operation of all or some portion of a producing reservoir, particularly where there is separate ownership of portions of the rights in a common producing pool, in order to carry on certain production techniques, maximize reservoir production and serve conservation interests economically.

         "working interest" The interest in an oil and gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct oil and gas operations on the property and to a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

                                   SIGNATURES

         The registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

April 15, 1999

         MARINER ENERGY, INC.



         by:  /s/ Robert E. Henderson
              -------------------------
              Robert E. Henderson,
              Chairman of the Board, President and Chief Executive Officer


         This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                             Title                                                   Date
---------                                             -----                                                   ----

/s/ Robert E. Henderson                               Chairman of the Board, President and               April 15, 1999
------------------------------------                     Chief Executive Officer
Robert E. Henderson                                      (Principal Executive Officer)


/s/ Frank A. Pici                                     Vice President of Finance and                      April 15, 1999
------------------------------------                     Chief Financial Officer
Frank A. Pici                                            (Principal Financial Officer and
                                                          Principal Accounting Officer)


/s/ Richard R. Clark                                  Executive Vice President                           April 15, 1999
------------------------------------
Richard R. Clark


/s/ Michael W. Strickler                              Senior Vice President of Exploration               April 15, 1999
------------------------------------                     and Director
Michael W. Strickler


/s/ Richard B. Buy                                    Director                                           April 15, 1999
------------------------------------
Richard B. Buy


/s/ Mark E. Haedicke                                  Director                                           April 15, 1999
------------------------------------
Mark E. Haedicke


/s/ Stephen R. Horn                                   Director                                           April 15, 1999
------------------------------------
Stephen R. Horn


/s/ Jeffery D. McMahon                                Director                                           April 15, 1999
------------------------------------
Jeffery D. McMahon


/s/ Jere C. Overdyke, Jr.                             Director                                           April 15, 1999
------------------------------------
Jere C. Overdyke, Jr.


/s/ Frank Stabler                                     Director                                           April 15, 1999
------------------------------------
Frank Stabler

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

                                INDEX TO EXHIBITS

        Exhibit
        Number                    Description
        -------                   -----------
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

         3.1*     Amended and Restated Certificate of Incorporation of the
                  Registrant, as amended.

         3.2*     Bylaws of Registrant, as amended.

         4.1(a) Indenture, dated as of August 1, 1996, between the Registrant and United States Trust Company of New York, as Trustee.

         4.2(d) First Amendment to Indenture, dated as of January 31, 1998, between the Registrant and United States Trust Company of New
                  York, as Trustee.

         4.3(a)   Credit Agreement, dated June 28, 1996, among the Registrant,
                  Nations Bank of Texas, N.A., as Agent, and the financial institutions listed on schedule 1 thereto, as amended by First
                  Amendment to Credit Agreement, dated August 12, 1996, among the Registrant, Nations Bank of Texas, N.A., as Agent, Toronto
                  Dominion (Texas), Inc., as Co-agent, and the financial institutions listed on schedule 1 thereto.

         4.4(a) Note, dated August 12, 1996, in the principal amount of up to $45,000,000, made by the Registrant in favor of Nations Bank of Texas, N.A.

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

         4.8(a)   Form of the Registrant's 10 1/2% Senior Subordinated Note Due
                  2006, Series B.

         4.9*     Credit and Subordination Agreement dated as of September 2,
                  1998 between Mariner Holdings, Inc. and Enron Capital & Trade
                  Resources Corp.

         10.2(a)  Participation Agreement, dated as of May 16, 1996, between
                  Hardy Oil & Gas plc. and Mariner Holdings, Inc.

         10.3*    Amended and Restated Shareholders' Agreement, dated October
                  12, 1998, among Mariner Energy LLC, Enron Capital & Trade
                  Resources Corp., Mariner Holdings, Inc., Joint Energy
                  Development Investments Limited Partnership and the other shareholders of Mariner Energy LLC.

         10.4(a)+ Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Robert E. Henderson.

         10.5(a)+ Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Richard R. Clark.

         10.6(a)+ Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Michael W. Strickler.

         10.7*+   Amended and Restated Employment Agreement, dated January 1,
                  1997, between the Registrant and Tom E. Young.

         10.8(a)+ Amended and Restated Employment Agreement, dated December 27,
                  1998, between the Registrant and Gregory K. Harless.

         10.9*+   Amended and Restated Employment Agreement, dated December 27,
                  1998, between the Registrant and W. Hunt Hodge.

         10.10*+  Employment Agreement, dated August 1, 1998, between the
                  Registrant and Chris E. Lindsey.

         10.11(a)+Amended and Restated Consulting Services Agreement, dated June
                  27, 1996, between the Registrant and David S. Huber.

         10.12(a)+Mariner Holdings, Inc. 1996 Stock Option Plan (assumed by
                  Mariner Energy LLC).

         10.13(a)+Form of Incentive Stock Option Agreement (pursuant to the
                  Mariner Holdings, Inc. 1996 Stock Option Plan, assumed by
                  Mariner Energy LLC).

         10.14*   List of executive officers who are parties to an Incentive
                  Stock Option Agreement.

         10.15(a)+Form of Nonstatutory Stock Option Agreement (pursuant to the
                  Mariner Holdings, Inc. 1996 Stock Option Plan, assumed by
                  Mariner Energy LLC).

         10.16*   List of executive officers who are parties to a Nonstatutory
                  Stock Option Agreement.

         10.17(a)+Nonstatutory Stock Option Agreement, dated June 27, 1996, between the Registrant and David S. Huber.

         10.19(d) Amended and Restated Employment Agreement, dated as of
                  December 1, 1998, between the Registrant and Frank A. Pici.

         10.20*+  Amended and Restated Employment Agreement, dated as of June 1,
                  1998, between the Registrant and L.V. Bud McGuire.

         23.1*    Consent of Ryder Scott Company.

         23.2*    Ryder Scott Company Letter of Estimated Proved Reserves dated
                  March 29, 1999

         27.1*    Financial Data Schedule.

-----------------------------
(a) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-12707), filed September 25, 1996.

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