Form 10-Q
period 1999-03-31
MARINER ENERGY INC
filed 1999-05-17
CIK 1022345

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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


                                 (281) 584-5500
                         Registrant's telephone number)



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

        As of May 13, 1999, there were 1,378 shares of the registrant's common stock outstanding.
--------------------------------------------------------------------------------

                              MARINER ENERGY, INC.
                                    FORM 10-Q
                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                                                  Page
-----------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
Item 1.  Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998.......................................  1

         Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)..................  2

         Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)..................  3

         Notes to Financial Statements (unaudited)................................................................  4

         Independent Certified Public Accountants' Report on Review of Interim Financial Information..............  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................  7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................................... 13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................ 13

Item 2.  Changes in Securities.................................................................................... 14

Item 3.  Defaults Upon Senior Securities.......................................................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders...................................................... 14

Item 5. Other Information........................................................................................  14

Item 6.  Exhibits and Reports on Form 8-K......................................................................... 14


SIGNATURE ........................................................................................................ 14

PART I, ITEM 1.                MARINER ENERGY, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 March 31,      December 31,
                                                                                   1999            1998
                                                                               ------------    ------------
                                                                               (Unaudited)
                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $         48    $          2
    Receivables                                                                      15,027          16,007
    Prepaid expenses and other                                                        6,317           7,234
                                                                               ------------    ------------
              Total current assets                                                   21,392          23,243
                                                                               ------------    ------------
PROPERTY AND EQUIPMENT:
    Oil and gas properties, at full cost:
              Proved                                                                329,338         316,056
              Unproved, not subject to amortization                                  94,649          84,076
                                                                               ------------    ------------
                    Total                                                           423,987         400,132
              Other property and equipment                                            3,448           3,300
    Accumulated depreciation, depletion and amortization                           (175,139)       (167,846)
                                                                               ------------    ------------
              Total property and equipment, net                                     252,296         235,586
                                                                               ------------    ------------
OTHER ASSETS, NET OF AMORTIZATION                                                     3,438           3,513
                                                                               ------------    ------------

TOTAL ASSETS                                                                   $    277,126    $    262,342
                                                                               ============    ============

              LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                           $     28,531    $     20,375
    Accrued liabilities                                                              20,263          29,082
    Accrued interest                                                                  1,858           4,503
    Revolving Credit Facility                                                          --            53,400
                                                                               ------------    ------------
              Total current liabilities                                              50,652         107,360
                                                                               ------------    ------------

OTHER LIABILITIES                                                                     3,112           2,824

LONG-TERM DEBT:
    Subordinated notes                                                               99,636          99,624
    Revolving Credit Facility                                                        52,500            --
    Affiliate Credit Facility                                                          --            25,000
                                                                               ------------    ------------
                    Total long-term debt                                            152,136         124,624
                                                                               ------------    ------------

STOCKHOLDER'S EQUITY:
    Common stock, $1 par value; 2,000 and 1,000 shares authorized, 1,378 and
        1,000 issued and outstanding,
        at March 31, 1999 and 1998, respectively                                          1               1
    Additional paid-in-capital                                                      172,036         124,856
    Accumulated deficit                                                            (100,811)        (97,323)
                                                                               ------------    ------------
              Total stockholder's equity                                             71,226          27,534
                                                                               ------------    ------------

TOTAL LIABILITIES and STOCKHOLDER'S EQUITY                                     $    277,126    $    262,342
                                                                               ============    ============



              The accompanying notes are an integral part of these
                             financial statements.

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)



                                                     Three Months Ended March 31,
                                                    -----------------------------
                                                         1999           1998
                                                     -----------    -----------
REVENUES:
   Oil sales                                         $     1,884    $     3,332
   Gas sales                                               9,137         11,039
                                                     -----------    -----------
          Total revenues                                  11,021         14,371
                                                     -----------    -----------
COSTS AND EXPENSES:
   Lease operating expenses                                2,575          2,467
   Depreciation, depletion and amortization                7,466          8,386
   General and administrative expenses                     1,538            794
   Provision for litigation                                 --            2,960
                                                     -----------    -----------
          Total costs and expenses                        11,579         14,607
                                                     -----------    -----------
OPERATING INCOME (LOSS)                                     (558)          (236)
INTEREST:
   Income                                                     10            130
   Expense                                                (2,940)        (2,867)
                                                     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                         (3,488)        (2,973)
PROVISION FOR INCOME TAXES                                  --             --
                                                     -----------    -----------
NET INCOME (LOSS)                                    $    (3,488)   $    (2,973)
                                                     ===========    ===========








              The accompanying notes are an integral part of these
                             financial statements.

                              MARINER ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                     1999             1998
                                                                 -------------    -------------
OPERATING ACTIVITIES:
    Net income (loss)                                            $      (3,488)   $      (2,973)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
                Depreciation, depletion and amortization                 7,704            8,614
    Provision for litigation                                              --              2,960
    Changes in operating assets and liabilities:
                Receivables                                                157           (9,157)
                Other current assets                                       917             (773)
                Other assets                                               (38)            (175)
                Accounts payable and accrued liabilities                (3,306)          (8,610)
                                                                 -------------    -------------
          Net cash provided by (used for) operating activities           1,946          (10,114)
                                                                 -------------    -------------
INVESTING ACTIVITIES:
    Additions to oil and gas properties                                (23,855)         (28,227)
    Additions to other property and equipment                             (148)             (43)
                                                                 -------------    -------------
          Net cash used for investing activities                       (24,003)         (28,270)
                                                                 -------------    -------------
FINANCING ACTIVITIES:
    Proceeds from (repayment of) revolving credit facility                (900)          27,000
    Capital Contributed by Parent                                       23,003             --
                                                                 -------------    -------------
          Net cash provided by financing activities                     22,103           27,000
                                                                 -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            46          (11,384)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2            9,131
                                                                 -------------    -------------
CASH AND CASH  EQUIVALENTS AT END OF PERIOD(*)                   $          48    $      (2,253)
                                                                 =============    =============



     (*) Negative amount represents outstanding checks in excess of short-term investments.




              The accompanying notes are an integral part of these
                             financial statements.

                              MARINER ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

              The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

2.  Oil and Gas Properties

              Under the full cost method of accounting for oil and gas properties, the net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues, discounted at 10%, from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties. Price increases subsequent to March 31, 1999 were sufficient to avoid an impairment charge at March 31, 1999, but given the unpredictable volatility of future prices, impairments may be required in the future.

3.  Revolving Credit Facility

              Following the semi-annual borrowing base redetermination in May 1999, the borrowing base under the Company's revolving credit facility (the "Revolving Credit Facility"), with Bank of America as agent for a group of lenders, was reaffirmed at $60 million and the maturity date of the facility was extended from October 1, 1999 to October 1, 2002. As part of the redetermination, the Company pledged certain mineral interests to secure the Revolving Credit Facility. Accordingly, the Revolving Credit Facility was reclassified from a current liability to a non-current liability as of March 31, 1999.

4.  Affiliate Credit Facilities

              During the first quarter of 1999, the Company's parent, Mariner Energy LLC ("LLC") and Enron Capital & Trade Resources Corp. ("ECT") amended an existing unsecured, subordinated credit facility (the "LLC Facility") provided by ECT to LLC to increase the amount available thereunder from $25 million to $50 million. LLC has contributed the proceeds from the LLC Facility to the Company in the form of common equity. The facility requires that any funds received pursuant to a private or public equity or debt offering by LLC must first be applied to repay the amount outstanding thereunder. Once funds outstanding under the facility have been repaid, those funds may not be reborrowed. The facility has been amended to extend its maturity date from April 30, 1999 to April 30, 2000 and to give ECT the option to convert the facility to equity in LLC at any time through maturity. Interest accruing on the outstanding principal under the facility from April 15, 1999 through April 30, 2000 will be payable at maturity by LLC. At March 31, 1999, LLC had fully drawn this facility and contributed the net proceeds to the Company as equity.

              The Board of Directors of LLC has resolved not to require the use of cash flow from the Company's operations or sales of the Company's stock or assets to repay the amounts outstanding under the LLC Facility. Consequently, the Company has reclassified the LLC Facility balance as of January 1, 1999, net of capitalized fees, to equity. This reclassification was not included in the cash flow statement as it represented a non-cash transaction.

              Subsequent to March 31, 1999, the Company also established a $25 million borrowing-based, short-term credit facility with ECT (the "ECT Facility"). This facility matures on December 31, 1999 and has an annual interest rate of LIBOR plus 2.5%.

5. Commitments and Contingencies

              Hedging - The Company uses crude oil and natural gas price swaps and other similar hedging transactions to reduce its exposure to price decreases. In the three-month period ended March 31, 1999, none of the Company's production was covered by hedging contracts. During that time period, the Company entered into a natural gas commodity price hedging contract under a costless collar covering the period April through October 1999, with an extension of the contract at the counterparty's option for the same volumes for the period November 1999 through March 2000 at a higher price. In March 1999, the Company also entered into a three-year natural gas hedging agreement covering the period November 1999 through October 2002. The following table sets forth the Company's open hedging positions as of March 31, 1999.


                                             Average                                                          Fair Value at
                                              Daily                                                            March 31,
                                             Volume                 Strike Price ($ per Mmbtu)                    1999
                                                          -----------------------------------------------
Time Period                                  (Mmbtu)          Floor         Ceiling        Fixed Price       (in thousands)
-----------                                  -------          -----         -------        -----------       --------------
April 1 - October 31, 1999                      60            $1.85          $2.05              -              $   (291)
November 1 - December 31,1999                   44              -              -              $2.18            $   (504)
January 1 - December 31, 2000                   30              -              -              $2.18            $ (1,084)
January 1 - December 31, 2001                   12              -              -              $2.18            $   (526)
January 1 - October 31, 2002                     6              -              -              $2.18            $   (301)

              Subsequent to March 31, 1999, the Company entered into two oil commodity price hedging contracts for a combined 1,200 barrels of oil per day for the period May through December 1999 at an average price of $16.54 per barrel. All hedging contracts mentioned above were entered into with an affiliate of the Company. Including these contracts, hedging arrangements for 1999 cover approximately 55% of the Company's expected 1999 equivalent production for the year.

              Deepwater Rig - The Company executed a letter of intent in February 1998 regarding the provision of a Deepwater rig to the Company and another company on an equally shared basis for five years beginning in late 1999 or early 2000. The Company is currently in discussions with the owner of the rig to determine if a mutually acceptable drilling contract can be negotiated.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of March 31, 1999 and the related statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1998, and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 1998 (not presented herein), and in our report dated April 14, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
May 13, 1999

PART I, ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.

              The following review of operations for the three-month periods ended March 31, 1999 and 1998 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

              All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, Year 2000 readiness and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from the Company's expectations. Factors that could influence these results include, but are not limited to, oil and gas price volatility, results of future drilling, availability of drilling rigs, and future production and costs and other factors described in the Company's annual report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

RESULTS OF OPERATIONS

The following table sets forth certain information regarding results of operations for the periods shown:


                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      1999              1998
                                                  -------------    -------------
Total revenue, $MM                                $        11.0    $        14.4

EBITDA, $MM (a)                                             6.9             11.1

Net  income (loss), $MM                                    (3.5)            (3.0)

Production:
     Oil and condensate (Mbbls)                             169              231
     Natural gas (Mmcf)                                   4,915            4,644
     Natural gas equivalents (Mmcfe)                      5,929            6,032

Average sales prices post-hedging:
     Oil and condensate ($/Bbl)                   $       11.17    $       14.41
     Natural gas ($/Mcf)                                   1.86             2.38
     Natural gas equivalents ($/Mcfe)                      1.86             2.38

Cash Margin (b) per Mcfe:
     Revenue (pre-hedge)                          $        1.86    $        2.39
     Hedging impact                                        --              (0.01)
     Lease operating expenses                             (0.43)           (0.41)
     Gross G&A costs                                      (0.56)           (0.37)
                                                  -------------    -------------
         Cash Margin                              $        0.87    $        1.60
                                                  =============    =============

Capital Expenditures, $MM:
    Exploration:                                           --               --
       Leasehold and G&G cost                               4.8             11.4
       Drilling                                             0.6              8.3
    Development & other                                    16.1              6.9
   Capitalized G&A and interest costs                       2.5              1.7
                                                  -------------    -------------
        Total                                     $        24.0    $        28.3
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

(b) - Cash margin measures the net cash generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company. Cash margin should be used as a supplement to, and not as a substitute for, net earnings and net cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company's results of operations and liquidity.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 1999

   NET PRODUCTION decreased 2% to 5.9 Bcfe for the first quarter of 1999 from
6.0 Bcfe for the first quarter of 1998. Production from the Company's offshore Gulf of Mexico properties increased to 3.8 Bcfe in the quarter ended March 31, 1999, compared to 3.1 Bcfe in the same period of 1998, primarily as a result of production from two new wells in the Rembrandt field located in Galveston block
151. This increase was offset by reduced production from the Company's Sandy Lake field onshore Texas due to production problems in two wells in the field. Total Company production for the remainder of 1999 is anticipated to increase primarily as a result of production from the Dulcimer field, which began in April 1999 and is currently producing 23 million cubic feet of natural gas per day net to Mariner, and scheduled production from the Pluto field, which is expected to commence in the fourth quarter of 1999.

   OIL AND GAS REVENUES decreased 24% to $11.0 million for the first quarter of 1999 from $14.4 million for the first quarter of 1998. Realized prices declined 22 percent to $1.86 per Mcfe in the first quarter 1999 compared to $2.38 per Mcfe in the same period last year, in addition to the production decrease discussed above.

   LEASE OPERATING EXPENSES increased 4% to $2.6 million for the first quarter of 1998, from $2.5 million for the first quarter of 1998, due primarily to higher offshore production discussed above.

   DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) decreased 11% to $7.5 million for the first quarter of 1999, from $8.4 million for the first quarter of 1998, as a result of the 2% decrease in equivalent volumes produced and decrease in the unit-of-production depreciation, depletion and amortization rate to $1.26 per Mcfe from $1.39 per Mcfe. The lower rate for the first quarter of 1999 was primarily due to the $50.8 million non-cash full cost ceiling test impairment recorded in 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 94% to $1.5 million for the first quarter of 1999, from $0.8 million for the first quarter of 1998, due primarily to increased personnel related costs in 1999 needed for the Company to transition to larger, more complex projects.

   INTEREST EXPENSE for the first quarter of 1999 was relatively unchanged from the first quarter of 1998.

   INCOME (LOSS) BEFORE INCOME TAXES was a $3.5 million loss for the first quarter of 1999 primarily as a result of the oil and gas revenue decreases mentioned above.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

   At March 31, 1999, the Company had a working capital deficit of approximately $29.3 million, compared to a working capital deficit of $84.1 million at December 31, 1998. The reduction in the working capital deficit was primarily a result of the reclassification of the Company's Revolving Credit Facility back to long-term debt. At December 31, 1998, the Revolving Credit Facility was scheduled to mature on October 1, 1999, requiring the classification of outstanding borrowings as current liabilities. Subsequent to December 31, 1998, agreement was reached with the Company's bank group to extend the facility's maturity to October 1, 2002, allowing the classification of the March 31, 1999 balance of $52.5 million as long-term debt. The Company expects its 1999 capital expenditures, including capitalized indirect costs, to be $50 to $55 million, which will exceed cash flow from operations. To obtain the necessary funds to reduce the working capital deficit and continue its planned capital expenditure program, in April 1999, the Company established a $25 million short-term credit facility with ETC. However, there can be no assurance that the Company's access to capital will be sufficient to meet its needs for capital.

As such, the Company may be required to reduce its planned capital expenditures and forego planned exploratory drilling or monetize portions of its proved reserves or undeveloped inventory if additional capital resources are not available to the Company on terms it considers reasonable.

   The Company's net cash inflows equaled its net cash outflows the first three months of 1999. The Company's primary sources of cash during the first three months of 1999 were $23.0 million in proceeds from a capital contribution from LLC, and $1.9 million from operations. The primary uses of cash for the same period were for capital expenditures associated with exploration and development ($24.0 million) and net payments on the Revolving Credit Facility ($0.9 million).

   Net cash provided by operating activities was $1.9 million in the first three months of 1999, an increase of $12.1 million from the same period of 1998. A quarter to quarter decrease in operating cash flow before changes in working capital of approximately $4.5 million was due primarily to lower commodity prices and a $3.0 million provision for litigation, and was more than offset by a $16.6 million increase in net cash provided by changes in working capital.

   Cash used in investing activities in the first three months of 1999 decreased to $24.0 million from $28.3 million for the same period in 1998 due primarily to lower exploratory leasehold acquisition and exploratory drilling expenditures, offset in part by increased capital expenditures for development activities related primarily to the Company's "Dulcimer" and "Pluto" projects.

   Cash provided by financing activities was $22.1 million for the first three months of 1999 compared to $27.0 million for the same period in 1998. The Company's primary source of cash for the first three months of 1999 was $23.0 million in proceeds from a capital contribution from LLC, which funds were provided to LLC through a credit facility with ECT, offset in part by a net $0.9 million repayment of borrowings against the Company's Revolving Credit Facility.

   The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. During the first quarter of 1999, oil and natural gas prices decreased from year-end 1998 levels, then recovered above year-end 1998 levels by early May 1999. To reduce the effects of the volatility of the price of oil and natural gas on the Company's operating cash flow, management has adopted a policy of hedging oil and natural gas prices from time to time through the use of commodity futures, options and swap agreements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements.

   The following table sets forth the increase (decrease) in the Company's oil and natural gas sales as a result of hedging transactions and the effects of hedging transactions on prices during the periods indicated.

                                                                         Three Months Ended March 31,
                                                                        ------------------------------
                                                                            1999              1998
                                                                        ------------     -------------
Increase (decrease) in natural gas sales (in thousands) ..............            --     $         (56)

Decrease in oil sales (in thousands) .................................            --              --

Effect of hedging transactions on average natural gas sales price
   (per Mcf) .........................................................            --             (0.01)

Effect of hedging transactions on average oil sales price (per Bbl) ...                           --

   A table setting forth the Company's open hedging positions as of March 31, 1999 is contained in footnote 5. "Commitments and Contingencies" in the footnotes to the financial statements in Part I, Item 1. of this report.

   Subsequent to March 31, 1999, the Company entered into two oil commodity price hedging contracts for a combined 1,200 barrels of oil per day for the period May through December 1999 at an average price of $16.54 per barrel. Including these contracts, hedging arrangements for 1999 cover approximately 55% of the Company's anticipated equivalent production for the year. Hedging arrangements for 2000, 2001 and 2002 cover approximately 30%, 10% and 3% of the Company's anticipated equivalent production for those years, respectively.

   Capital expenditures for the first three months of 1999, excluding capitalized indirect costs of $2.5 million, were $21.5 million with $5.4 million related to exploration and $16.0 million related to development.

   Of the $5.4 million related to exploration, expenditures for exploratory drilling for the quarter amounted to $0.6 million. During the quarter, the Company announced a significant discovery in the Deepwater Gulf of Mexico on its Aconcagua prospect located in Mississippi Canyon block 305 in 7,100 feet of water. As a result of previous arrangements, Mariner's share of the exploratory drilling costs for this well was covered by its partners. An appraisal well is planned for the second half of 1999 to quantify reserve estimates and to ensure appropriate development.

   Leasehold and geological expenditures in the first quarter amounted to $4.8 million. The Company was the apparent high bidder on three blocks in the Deepwater Gulf of Mexico at the Central Gulf of Mexico oil and gas lease sale held in March 1999. Mariner's share of the bids is $8.9 million, of which $1.8 million was paid in the first quarter. Expenditures for development activities included facility costs for the Company's Pluto project and completion and facility costs for the Dulcimer field.

   During the remainder of 1999, the Company intends to continue to pursue a flexible plan in order to maximize the opportunity for growth in proved reserves and related value while conserving cash. The Company expects to drill three or four exploratory wells, including two or three in the Deepwater Gulf, and three or four development wells, including the appraisal well on the Aconcagua discovery. Total capital expenditures for 1999 excluding capitalized indirect costs are now expected to be between $40 million and $45 million.

   Debt outstanding as of March 31, 1999 was approximately $152.1 million, including $99.6 million of subordinated senior notes and $52.5 million drawn on the Revolving Credit Facility. Following the semi-annual borrowing base redetermination, in May 1999, the borrowing base under the Revolving Credit Facility was reaffirmed at $60 million and the maturity date of the facility was extended from October 1, 1999 to October 1, 2002. As part of the redetermination, the Company pledged certain mineral interests to secure the Revolving Credit Facility.

   In April 1999, the Company also established a $25 million borrowing-based, short-term credit facility with ECT to obtain funds needed to execute the Company's 1999 capital expenditure program and for short-term working capital needs. The ECT Facility matures on December 31, 1999, and is expected to be repaid from internally-generated cash flows.

   In April 1999, the Company repaid $2.5 million under the Revolving Credit Facility and borrowed $10 million under the ECT Facility, leaving total availability of approximately $25 million as of April 30, 1999. There can be no assurance that funds available to the Company under the Revolving Credit Facility and the ECT Facility will be sufficient for the Company to fund its currently planned capital expenditures. Further, there can be no assurance that the Company's cash flows will be sufficient to repay the ECT Facility when it matures in December 1999. The Company may be required to reduce its planned capital expenditures and forego planned exploratory drilling or to monetize portions of its proved reserves or undeveloped inventory if additional capital resources are not available to the Company on terms it considers reasonable.

   During the first quarter of 1999, LLC and ECT amended the LLC Facility to increase the amount available thereunder from $25 million to $50 million. LLC has contributed the net proceeds from the LLC Facility to the Company in the form of common equity. The facility requires that a portion of the proceeds of any private or public equity or debt offering by LLC be applied to repay amounts outstanding under that facility, following which no additional amounts will be available for borrowing under the facility. The facility has also been amended to extend its maturity from April 30, 1999 to April 30, 2000, and to give ECT the option to convert the facility to equity in the Company's parent at any time through maturity. At March 31, 1999, LLC had fully drawn this facility and contributed the net proceeds to the Company as equity.

   The Company believes it will have adequate cash flow in order for the Company to fund its remaining planned activities in 1999. However, the Company anticipates it will be required to raise additional debt and/or equity financing to fund part of its planned activities in the year 2000. The Company's capital resources still may not be sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance that anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, depending on the levels of its cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), the Company may need to refinance a portion of the principal amount of its senior subordinated debt at or prior to maturity. However, there can be no assurance that the Company would be able to obtain financing on acceptable terms to complete a refinancing.

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

   The Company has performed an initial assessment of its primary Information Technology ("IT") systems with the vendors from which the systems were purchased and believes these systems were Year 2000 compliant as of December 31, 1998. Subsequent to the initial assessment conducted in 1998, a formal Year 2000 readiness program was initiated to confirm initial assessment results and to establish a program to receive Year 2000 readiness assurances from vendors, suppliers, and customers. The program scope was also expanded to include assessments of the Company's non-IT systems, such as technology embedded within its operations equipment. The goal of the Company is to complete its formal assessment, testing and remediation (where needed) by October 1999. A consulting firm has been engaged to assist in this effort. The Company believes the potential impact, if any, of these IT, non-IT or third-party systems not being Year 2000 compliant should not materially impact the Company's ability to continue exploration, drilling, production and sales activities. Based on reviews conducted to date and other preliminary information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flow in future periods. Costs to date have been immaterial as are expected future expenditures.

   The Company relies on other producers and transmission companies to conduct its basic operations. Should any third party with which the Company has a material relationship fail, the impact could be a significant challenge to the Company's ability to perform its basic operations. Examples of such changes are an inability to transport production to market or an inability to continue drilling activities. As part of the above-mentioned review, the Company will address the most reasonably likely worst-case Year 2000 scenarios and potential costs. The Company will also develop a Year 2000 contingency plan for unknown events. The Company is scheduled to have these plans completed by July 1999.

   Statements in this section are intended to be and are hereby designated "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

PART I, ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II.     OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS

   As reported in the Company's 1998 Form 10-K, on February 8, 1999, the Company settled a claim awarded to ETOCO, Inc. in the district court of Hardin County, Texas for the amount previously provided by the Company.

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.


   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

   None.


   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


   ITEM 5.    OTHER INFORMATION

   None.


   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following exhibits are filed herewith.

              10.1 Second Amended and Restated Credit Agreement dated as of April 15, 1999 between Mariner Energy LLC and Enron Capital & Trade Resources Corp.

              10.2 Revolving Credit Agreement dated as of April 15, 1999 between Mariner Energy, Inc. and Enron Capital & Trade Resources Corp.

              27.1 Financial Data Schedule

   (b) The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 1999.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MARINER ENERGY, INC.



Date: May 17, 1999                                /s/ Frank A. Pici
                                                  -----------------------------
                                                  Frank A. Pici
                                                  Vice President of Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Officer Duly Authorized to
                                                  Sign on Behalf of the
                                                  Registrant)

                               INDEX TO EXHIBITS


          EXHIBIT
          NO.            DESCRIPTION
          -------        -----------
           10.1          Second Amended and Restated Credit Agreement dated as
                         of April 15, 1999 between Mariner Energy LLC and Enron
                         Capital & Trade Resources Corp.

           10.2 Revolving Credit Agreement dated as of April 15, 1999 between Mariner Energy, Inc. and Enron Capital & Trade
                         Resources Corp.

           27.1          Financial Data Schedule
