Form 10-Q
period 1999-06-30
MARINER ENERGY INC
filed 1999-08-16
CIK 1022345

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

     As of August 12, 1999, there were 1,378 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                              MARINER ENERGY, INC.
                                    FORM 10-Q
                                  JUNE 30, 1999


                                TABLE OF CONTENTS


                                                                                                                   Page
-----------------------------------------------------------------------------------------------------------------------
PART I- FINANCIAL INFORMATION

Item 1.  Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998...........................................1

         Statements of Operations for the three and six months ended
               June 30, 1999 and 1998 (unaudited)....................................................................2

         Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (unaudited)........................3

         Notes to Financial Statements (unaudited)...................................................................4

         Independent Certified Public Accountants' Report on Review of Interim Financial Information.................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................................15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................................15

Item 2.  Changes in Securities and Use of Proceeds..................................................................15

Item 3.  Defaults Upon Senior Securities............................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders........................................................15

Item 5.  Other Information..........................................................................................15

Item 6.  Exhibits and Reports on Form 8-K...........................................................................15


SIGNATURE...........................................................................................................16

PART I, ITEM 1.                MARINER ENERGY, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 June 30,       December 31,
                                                                                  1999             1998
                                                                                ------------    ------------
                                                                                (Unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $        524    $          2
     Receivables                                                                      17,433          16,007
     Prepaid expenses and other                                                        7,266           7,234
                                                                                ------------    ------------
           Total current assets                                                       25,223          23,243
                                                                                ------------    ------------
PROPERTY AND EQUIPMENT:
     Oil and gas properties, at full cost:
           Proved                                                                    333,354         316,056
           Unproved, not subject to amortization                                      85,777          84,076
                                                                                ------------    ------------
                Total                                                                419,131         400,132
           Other property and equipment                                                3,590           3,300
     Accumulated depreciation, depletion and amortization                           (183,289)       (167,846)
                                                                                ------------    ------------
           Total property and equipment, net                                         239,432         235,586
                                                                                ------------    ------------

OTHER ASSETS, NET OF AMORTIZATION                                                      3,291           3,513
                                                                                ------------    ------------

TOTAL ASSETS                                                                    $    267,946    $    262,342
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $      8,074    $     20,375
     Accrued liabilities                                                              13,048          29,082
     Accrued interest                                                                  4,898           4,503
     Revolving Credit Facility                                                          --            53,400
     Affiliate Credit Facility                                                        25,000            --
                                                                                ------------    ------------
           Total current liabilities                                                  51,020         107,360
                                                                                ------------    ------------

OTHER LIABILITIES                                                                      3,415           2,824

LONG-TERM DEBT:
     Senior Subordinated Notes                                                        99,648          99,624
     Revolving Credit Facility                                                        44,000            --
     Affiliate Credit Facility                                                          --            25,000
                                                                                ------------    ------------
           Total long-term debt                                                      143,648         124,624
                                                                                ------------    ------------

STOCKHOLDER'S EQUITY:
     Common stock, $1 par value; 2,000 and 1,000 shares authorized, 1,378 and
        1,000 issued and outstanding,
        at June 30, 1999 and December 31, 1998, respectively                               1               1
     Additional paid-in-capital                                                      172,317         124,856
     Accumulated deficit                                                            (102,455)        (97,323)
                                                                                ------------    ------------
           Total stockholder's equity                                                 69,863          27,534
                                                                                ------------    ------------

TOTAL LIABILITIES and STOCKHOLDER'S EQUITY                                      $    267,946    $    262,342
                                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)


                                               Three Months Ended June 30      Six Months Ended June 30
                                              ----------------------------    ----------------------------
                                                  1999            1998            1999            1998
                                              ------------    ------------    ------------    ------------
REVENUES:
   Oil sales                                  $      2,739    $      2,663    $      4,624    $      5,995
   Gas sales                                        12,085          11,946          21,222          22,985
                                              ------------    ------------    ------------    ------------
          Total revenues                            14,824          14,609          25,846          28,980
                                              ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
   Lease operating expenses                          3,189           2,384           5,764           4,851
   Depreciation, depletion and amortization          8,337           7,888          15,803          16,274
   General and administrative expenses               1,282           1,059           2,821           1,853
   Provision for litigation                           --              --              --             2,960
                                              ------------    ------------    ------------    ------------
          Total costs and expenses                  12,808          11,331          24,388          25,938
                                              ------------    ------------    ------------    ------------
OPERATING INCOME                                     2,016           3,278           1,458           3,042
INTEREST:
   Income                                               11             153              21             283
   Expense                                          (3,671)         (3,385)         (6,611)         (6,252)
                                              ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE TAXES                          (1,644)             46          (5,132)         (2,927)
PROVISION FOR INCOME TAXES                            --              --              --              --
                                              ------------    ------------    ------------    ------------
NET INCOME (LOSS)                             $     (1,644)   $         46    $     (5,132)   $     (2,927)
                                              ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    Six Months Ended June 30
                                                                 ----------------------------
                                                                    1999            1998
                                                                 ------------    ------------
OPERATING ACTIVITIES:
    Net loss                                                     $     (5,132)   $     (2,927)
    Adjustments to reconcile net loss to net cash
       provided by (used for) operating activities:
              Depreciation, depletion and amortization                 16,059          16,756
    Provision for litigation                                             --             2,960
    Changes in operating assets and liabilities:
              Receivables                                              (2,249)         (3,900)
              Other current assets                                        (32)         (1,001)
              Other assets                                                222            (190)
              Accounts payable and accrued liabilities                (27,940)          9,072
                                                                 ------------    ------------

          Net cash provided by (used for) operating activities        (19,072)         20,770
                                                                 ------------    ------------
INVESTING ACTIVITIES:
    Additions to oil and gas properties                               (38,757)        (83,076)
    Sale of mineral interest                                           19,757            --
    Additions to other property and equipment                            (290)           (582)
                                                                 ------------    ------------
                    Net cash used in investing activities             (19,290)        (83,658)
                                                                 ------------    ------------
FINANCING ACTIVITIES:
    Proceeds from (repayment of) revolving credit facility             (9,400)         28,250
    Sale of common stock                                                 --            28,800
    Capital contributed by parent                                      23,284            --
    Proceeds from the affiliate credit facility                        25,000            --
                                                                 ------------    ------------
                    Net cash provided by financing activities          38,061          57,050
                                                                 ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          522          (5,838)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2           9,131
                                                                 ------------    ------------
CASH AND CASH  EQUIVALENTS AT END OF PERIOD                      $        524    $      3,293
                                                                 ============    ============


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

    In the second quarter of 1999, the Company sold a 63% working interest in its Pluto Deepwater Gulf exploitation project. Net proceeds from this sale were approximately $19.8 million.

3.  Revolving Credit Facility

    Following the semi-annual borrowing base redetermination in May 1999, the borrowing base under the Company's revolving credit facility (the "Revolving Credit Facility"), with Bank of America as agent for a group of lenders, was reaffirmed at $60 million, and the maturity date of the facility was extended from October 1, 1999 to October 1, 2002. As part of the redetermination, the Company pledged certain mineral interests to secure the Revolving Credit Facility. Accordingly, the Revolving Credit Facility was reclassified from a current liability to a non-current liability as of June 30, 1999.

4.  Affiliate Credit Facilities

    During the first quarter of 1999, the Company's parent, Mariner Energy LLC ("LLC"), and Enron Capital & Trade Resources Corp. ("ECT") amended an existing unsecured, subordinated credit facility (the "LLC Facility") provided by ECT to LLC to increase the amount available thereunder from $25 million to $50 million. In 1999, LLC has contributed the net proceeds of $47.5 million from the LLC Facility to the Company in the form of common equity. The facility requires that any funds received pursuant to a private or public equity or debt offering by LLC must first be applied to repay the amount outstanding thereunder. Once funds outstanding under the facility have been repaid, those funds may not be reborrowed. The facility has been amended to extend its maturity date from April 30, 1999 to April 30, 2000 and to give ECT the option to convert the facility to equity in LLC at any time through maturity. Interest accruing on the outstanding principal under the facility from April 15,

1999 through April 30, 2000 will be payable at maturity by LLC. At June 30, 1999, LLC had fully drawn this facility and contributed the net proceeds to the Company as equity.

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

         In May 1999, the Company established a $25 million borrowing-based, short-term credit facility with ECT. This facility matures on December 31, 1999 and has an annual interest rate of LIBOR plus 2.5%, with interest payments due quarterly. As of June 30, 1999, the Company had fully drawn this facility.

5. Commitments and Contingencies

         Hedging - The Company uses crude oil and natural gas price swaps and other similar hedging transactions to reduce its exposure to price decreases.
In January 1999, the Company entered into a 36 month long-term natural gas fixed price swap ("Fixed Price Swap") to establish the price the Company receives for a portion of its natural gas production at $2.18 per Mmbtu. In May 1999, the Company entered into a five month market-sensitive swap ("Market Sensitive Swap") where the Company pays to the counterparty $2.60 per Mmbtu in return for a market sensitive price. The effect of the Market Sensitive Swap is to limit hedging losses on a portion of the Fixed Price Swap described above. In the six-month period ended June 30, 1999, the Company recognized approximately $0.9 million in losses before recovery in the cash market as a result of these contracts. The following table sets forth the Company's open hedging positions as of June 30, 1999.




                                              Average                 Strike Price ($ per Mmbtu)          Fair Value at
                                               Daily           --------------------------------------     June 30, 1999
Time Period                                    Volume           Floor       Ceiling       Fixed Price     (in thousands)
-----------                                  -----------        -----       -------       -----------     --------------
NATURAL GAS (Mmbtu)
July 1 - October 31, 1999                             60        $1.85       $  2.05                --     $       (1,994)
November 1 - December 31, 1999
  Fixed Price Swap                                    44           --            --       $      2.18     $       (1,240)
  Market Sensitive Swap                               20           --            --       $      2.60     $           58
January 1 - December 31, 2000
  Fixed Price Swap                                    30           --            --       $      2.18     $       (2,784)
  Market Sensitive Swap                               20           --            --       $      2.60     $           60
January 1 - December 31, 2001
  Fixed Price Swap                                    12           --            --       $      2.18     $       (1,139)
January 1 - October 31, 2002
  Fixed Price Swap                                     6           --            --       $      2.18     $         (476)
CRUDE OIL (Bbl)
July 1 - December 31, 1999                         1,200           --            --       $     16.54     $         (520)

         At the counterparty's option, the Company's costless collar on natural gas covering the period July 1, 1999 through October 31, 1999 can be extended at a floor price of $2.00 per Mmbtu and a ceiling of $2.70 per Mmbtu for the period November 1999 through March 2000. Subsequent to June 30, 1999, the Company entered into an oil hedge for the period November 1, 1999 through December 31, 2000. Average notional quantities for the period November and December 1999 are 1,550 barrels per day at an average price of $19.89 per barrel. Average notional quantities for January 1 through December 31, 2000 are 4,050 barrels per day at an average price of $18.72 per barrel. All hedging contracts mentioned above were entered into with an affiliate of the Company. Including these contracts, hedging arrangements for 1999 cover approximately 59% of the Company's expected 1999 equivalent production.

         Deepwater Rig - The Company executed a letter of intent in February 1998 regarding the provision of a Deepwater rig to the Company and another company on an equally shared basis for five years beginning in late 1999 or early 2000. The Company is currently in discussions with the owner of the rig to determine if a mutually acceptable drilling contract can be negotiated.

         Flow Line Sale - The Company has entered into negotiations with an affiliate to sell the Pluto flow line and related facilities and enter into a firm transportation agreement for the same flow line.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of June 30, 1999 and the related statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and of cash flows for the six-month periods ending June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
August 12, 1999

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following review of operations for the three-month and six-month periods ended June 30, 1999 and 1998 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, Year 2000 readiness, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from the Company's expectations. Factors that could influence these results include, but are not limited to, oil and gas price volatility, results of future drilling, availability of drilling rigs, future production and costs, and other factors described in the Company's annual report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

RESULTS OF OPERATIONS

The following table sets forth certain information regarding results of operations for the periods shown:


                                              Three Months Ended         Six Months Ended
                                                  June 30                    June 30
                                          -----------------------    ------------------------
                                           1999          1998          1999          1998
                                         ----------    ----------    ----------    ----------
Total revenue, $MM                       $     14.8    $     14.6    $     25.8    $     29.0

EBITDA(a), $MM                                 10.4          11.2          17.3          22.3

Net  income (loss), $MM                        (1.6)         --            (5.1)         (2.9)

Production:
     Oil and condensate (Mbbls)                 179           210           348           441
     Natural Gas (Mmcf)                       5,668         4,839        10,583         9,483
     Natural Gas equivalents (Mmcfe)          6,742         6,099        12,671        12,129

Average realized sales prices:
     Oil and condensate ($/Bbl)          $    15.27    $    12.68    $    13.28    $    13.59
     Natural Gas ($/Mcf)                       2.13          2.47          2.01          2.42
     Natural Gas equivalents ($/Mcfe)          2.20          2.40          2.04          2.39

Cash Margin(b), per Mcfe:
     Revenue (pre-hedge)                 $     2.34    $     2.32    $     2.11    $     2.35
     Hedging impact                           (0.14)         0.08         (0.07)         0.04
     Lease operating expenses                 (0.47)        (0.39)        (0.45)        (0.40)
     Gross G&A costs                          (0.42)        (0.40)        (0.49)        (0.39)
                                         ----------    ----------    ----------    ----------
         Cash Margin                     $     1.31    $     1.61    $     1.10    $     1.60
                                         ==========    ==========    ==========    ==========

Capital Expenditures, $MM:
    Exploration:
         Leasehold and G&G costs(c)      $     (4.9)   $     29.0    $     (0.1)   $     40.3
         Drilling                              (0.2)          8.8           0.4          17.2
    Development & other(c)                     (1.8)         15.9          14.3          22.8
    Capitalized G&A and interest costs          2.2           1.7           4.7           3.4
                                         ----------    ----------    ----------    ----------

        Total                            $     (4.7)   $     55.4    $     19.3    $     83.7
                                         ==========    ==========    ==========    ==========

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

(c) - In the second quarter of 1999, Leasehold and G&G costs and Development & other costs were reduced by $12.2 million and $7.6 million, respectively, as a result of the sale of 63% working interest in the Company's Pluto Deepwater Gulf exploitation project.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 1999

   NET PRODUCTION increased 11% to 6.7 Bcfe for the second quarter of 1999 from
6.1 Bcfe for the second quarter of 1998. Production from the Company's offshore Gulf of Mexico properties increased to 4.9 Bcfe in the quarter ended June 30, 1999 from 3.3 Bcfe in the same period of 1998, primarily as a result of the commencement in production from a new well in the Dulcimer field located in Garden Banks block 367 and two new wells in the Rembrandt field located in Galveston block 151. This increase was offset by reduced production from the Company's Sandy Lake field onshore Texas due to continuing production problems in two wells in the field. Total Company production for the remainder of 1999 is anticipated to increase, primarily as a result of the expected commencement of production from the Pluto field in the fourth quarter.

   OIL AND GAS REVENUES increased 1% to $14.8 million for the second quarter of 1999 from $14.6 million for the second quarter of 1998, primarily due to an 11% increase in production offset in part by an 8% decrease in realized prices, to $2.20 per Mcfe in the second quarter of 1999 from $2.40 per Mcfe in the same period of 1998.

   LEASE OPERATING EXPENSES increased 34% to $3.2 million for the second quarter of 1999, from $2.4 million for the second quarter of 1998, primarily due to the higher offshore production discussed above and the two well workovers in the Company's Sandy Lake field.

   DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE (DD&A) increased 6% to $8.3 million for the second quarter of 1999 from $7.9 million for the second quarter of 1998, as a result of the 11% increase in equivalent volumes produced, offset in part by a decrease in the unit-of-production depreciation, depletion, and amortization rate to $1.24 per Mcfe from $1.29 per Mcfe. The lower rate for the second quarter of 1999 was primarily due to the $50.8 million non-cash full cost ceiling test impairment recorded in 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 21% to $1.3 million for the second quarter of 1999 from $1.1 million for the second quarter of 1998, due primarily to increased personnel-related costs in 1999 required for the Company to pursue its Deepwater Gulf exploration and development plan.

   INTEREST EXPENSE for the second quarter of 1999 increased 8% to $3.7 million from $3.4 million in the second quarter of 1998, primarily due to additional borrowings by the Company under the $25 million affiliate credit facility obtained in May 1999.

   INCOME (LOSS) BEFORE INCOME TAXES was a $1.6 million loss for the second quarter of 1999, primarily as a result of the increased expenses as discussed above.

RESULTS OF OPERATIONS FOR THE FIRST SIX MONTHS OF 1999

   NET PRODUCTION increased 4% to 12.7 Bcfe for the first six months of 1999 from 12.1 Bcfe for the same period of 1998. Production from the Company's offshore Gulf of Mexico properties increased to 8.7 Bcfe in the six month period ending June 30, 1999 from 6.4 Bcfe in the same period of 1998, primarily as a result of production commencing from a new well in the Dulcimer field located in Garden Banks block 367 and two new wells in the Rembrandt field located in Galveston block 151. This increase was offset by reduced production from the Company's Sandy Lake field onshore Texas due to continuing production problems in two wells in the field. Total Company production for the remainder of 1999 is anticipated to increase primarily as a result of the expected commencement of production from the Pluto field in the fourth quarter.

   OIL AND GAS REVENUES decreased 11% to $25.8 million for the first six months of 1999 from $29.0 million for the comparable period of 1998, primarily due to a 15% decrease in realized prices to $2.04 per Mcfe in the first six months of 1999 from $2.39 per Mcfe in the same period last year, which decrease was offset in part by the production increase discussed above.

   LEASE OPERATING EXPENSES increased 19% to $5.8 million for the first six months of 1999, from $4.9 million for the comparable period of 1998, primarily due to the higher offshore production discussed above and the two well workovers in the Company's Sandy Lake field.

   DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE (DD&A) decreased 3% to $15.8 million for the first six months of 1999 from $16.3 million for the comparable period of 1998, as a result of the decrease in the unit-of-production depreciation, depletion, and amortization rate to $1.25 per Mcfe from $1.34 per Mcfe, offset in part by a 4% increase in equivalent volumes produced. The lower rate for the first six months of 1999 was primarily due to the $50.8 million non-cash full cost ceiling test impairment recorded in 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 52% to $2.8 million for the first six months of 1999 from $1.9 million for the comparable period of 1998, due primarily to increased personnel-related costs in 1999 required for the Company to pursue its Deepwater Gulf exploration and development plan.

   INTEREST EXPENSE for the first six months of 1999 increased 6% to $6.6 million from $6.3 million for the comparable period of 1998, primarily due to additional borrowings by the Company under a $25 million affiliate credit facility entered into during the second quarter of 1999.

   INCOME (LOSS) BEFORE INCOME TAXES was a $5.1 million loss for the first six months of 1999, primarily as a result of the oil and gas revenue decreases and increased expenses discussed above.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

   As of June 30, 1999, the Company had a working capital deficit of approximately $25.8 million, compared to a working capital deficit of $84.1 million at December 31, 1998. The reduction in the working capital deficit was primarily a result of the reclassification of the Company's Revolving Credit Facility back to long-term debt. At December 31, 1998, the Revolving Credit Facility was scheduled to mature on October 1, 1999, requiring the Company to classify outstanding borrowings under the facility as current liabilities. Subsequent to December 31, 1998, the Company reached an agreement with the Company's bank group to extend the facility's maturity to October 1, 2002. As a result, the Company classified the balance of $44.0 million under the facility as long-term debt as of June 30, 1999. The Company expects its 1999 capital expenditures, including capitalized indirect costs and reduced by proceeds from the sale of 63% of the Company's Pluto project, to be $50 million to $55 million, which would exceed cash flow from operations. To obtain the necessary funds to continue its planned capital expenditure program and reduce its working capital deficit, in April 1999 the Company established a $25 million short-term credit facility with ECT, which facility will mature on December 31, 1999. The facility was fully drawn as of June 30, 1999. There can be no assurance that the Company's access to capital will be sufficient to meet its needs for capital. As such, the Company may be required to reduce its planned capital expenditures and forego planned exploratory drilling or monetize portions of its proved reserves or undeveloped inventory if additional capital resources are not available to the Company on terms it considers reasonable.

   The Company's primary sources of cash during the first six months of 1999 were $23.3 million in proceeds from a capital contribution from LLC, $19.8 million in proceeds from a sale of a mineral interest and $25.0 million in proceeds from an affiliate credit facility provided by ECT. The primary uses of cash for the same period were $39.1 million for capital expenditures associated with exploration and development, $9.4 million in net payments on the Revolving Credit Facility and $27.9 million for the reduction of accounts payable.

   Net cash used by operating activities was $19.1 million in the first six months of 1999, a decrease of $39.8 million from the same period of 1998. A period to period decrease of approximately $5.9 million in operating cash flow before changes in working capital was due primarily to lower commodity prices, increased expenses, and a $3.0 million provision for litigation in 1998. The remaining decrease of $34.0 million in net cash was used for changes in working capital, primarily for payments of accounts payable.

   Cash used in investing activities in the first six months of 1999 decreased to $19.3 million from $83.7 million for the same period in 1998 due primarily to fewer exploratory leasehold acquisitions and lower exploratory drilling expenditures and reimbursements received from a partner on the Company's Pluto project.

   Cash provided by financing activities was $38.9 million for the first six months of 1999 compared to $57.1 million for the same period in 1998. The Company's primary source of cash for the first six months of 1999 was $23.3 million in proceeds from a capital contribution from LLC, which funds were provided to LLC through a credit facility with ECT, and $25.0 million from a short-term credit facility with ECT, offset in part by a net $9.4 million repayment of borrowings under the Company's Revolving Credit Facility.

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


                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                               1999              1998
                                                                             -------            ------
   Increase (decrease) in natural gas sales (in thousands)................    $ (843)            $455
   Decrease in oil sales (in thousands)...................................       (96)              --

   Effect of hedging transactions on average natural gas sales price
   (per Mcf)..............................................................     (0.08)            0.05

   Effect of hedging transactions on average oil sales price
   (per Bbl)..............................................................     (0.28)              --

   A table setting forth the Company's open hedging positions as of June 30, 1999 is contained in footnote 5. "Commitments and Contingencies" in the footnotes to the financial statements in Part I, Item 1. of this report.

   Subsequent to June 30, 1999, the Company entered into an oil hedge for the period November 1, 1999 through December 31, 2000. Average notional quantities for November and December 1999 are 1,550 barrels per day at an average price of $19.89 per barrel. Average notional quantities for January 1 through December 31, 2000 are 4,050 barrels per day at an average price of $18.72 per barrel. Hedging arrangements for 1999 cover approximately 59% of the Company's anticipated equivalent production for the year. Hedging arrangements for 2000, 2001 and 2002 cover approximately 45%, 9% and 3% of the Company's anticipated equivalent production for those years, respectively.

   Capital expenditures for the first six months of 1999 were $34.4 million, excluding a reduction of $19.8 million related to the Company's sale of a 63% working interest in the Pluto project and $4.7 million of capitalized indirect costs. Capital expenditures included $12.5 million for exploration activities and $21.9 million for development. Included in exploration expenditures was $8.9 million for lease bonus payments on three deepwater Gulf of Mexico blocks awarded to the Company in the March, 1999 Central Gulf of Mexico Lease Sale.

   During the six month period, the Company announced a significant discovery in the Deepwater Gulf of Mexico on its Aconcagua prospect located in Mississippi Canyon block 305 in 7,100 feet of water. As a result of previous arrangements, Mariner's share of the exploratory drilling costs for this well was covered by its partners. An appraisal well is planned for late 1999 or early 2000 to quantify reserve estimates and to ensure appropriate development.

   Leasehold and geological expenditures in the first six months of 1999 amounted to $12.1 million, before leasehold cost reimbursements. The Company was the high bidder on three blocks in the Deepwater Gulf of Mexico at the Central Gulf of Mexico oil and gas lease sale held in March 1999. Mariner's share of the bids was $8.9 million, all of which was paid by June 30, 1999. Leasehold costs were reduced by approximately $12.2 million as a result of a reimbursement received for the sale of 63 percent of the Company's Pluto project in June of 1999. Expenditures for development activities included facility costs for the Company's Pluto project and completion and facility costs for the Dulcimer field. Development expenditures were also reduced by approximately $ 7.6 million as a result of the partial sale of the Company's ownership in the Pluto project.

   During the remainder of 1999, the Company intends to continue to pursue a flexible plan in order to maximize the opportunity for growth in proved reserves and related value while conserving cash. The Company expects to drill three or four exploratory wells, including two or three in the Deepwater Gulf. The majority of the Company's share of exploratory costs on one of the anticipated Deepwater Gulf wells would be covered by the Company's partners in the well. The Company also expects to drill two or three development wells, possibly including the appraisal well on the Aconcagua discovery, and to complete the drilling of the production well and related facilities necessary for the Pluto project to commence production in the fourth quarter of 1999. Total capital expenditures for 1999 including capitalized indirect costs and reduced by proceeds from the sale of 63% of the Company's Pluto Deepwater Gulf exploitation project are expected to be between $50 million and $55 million.

   The Company has entered into negotiations with an affiliate to sell the Pluto flow line and related facilities and enter into a firm transportation agreement for the same flow line.

   Debt outstanding as of June 30, 1999 was approximately $168.7 million, including $99.7 million of senior subordinated notes, $44.0 million drawn on the Revolving Credit Facility, both of which were classified as long-term debt, and $25 million drawn on the short-term credit facility with ECT. Following the semi-annual borrowing base redetermination, in May 1999, the borrowing base under the Revolving Credit Facility was reaffirmed at $60 million and the maturity date of the facility was extended from October 1, 1999 to October 1, 2002. As part of the redetermination, the Company pledged certain mineral interests to secure the Revolving Credit Facility.

   In April 1999, the Company established a $25 million borrowing-based, short-term credit facility with ECT to obtain funds needed to execute the Company's 1999 capital expenditure program and for short-term working capital needs. The ECT Facility matures on December 31, 1999, and is expected to be repaid from internally-generated cash flows.

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

   During the first quarter of 1999, LLC and ECT amended the LLC Facility to increase the amount available thereunder from $25 million to $50 million. At June 30, 1999, LLC had fully drawn this facility and contributed the net proceeds to the Company as equity. The facility requires that a portion of the proceeds of any private or public equity or debt offering by LLC be applied to repay amounts outstanding under that facility, following which no additional amounts will be available for borrowing under the facility. The facility has also been amended to extend its maturity from April 30, 1999 to April 30, 2000, and to give ECT the option to convert the facility to equity in the Company's parent at any time through maturity.

   The Company believes it will have adequate cash flow in order for the Company to fund its remaining planned activities in 1999. However, the Company probably will be required to raise additional debt and/or equity financing to fund part of its planned activities in the year 2000. The Company's capital resources still may not be sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance that anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, depending on the levels of its cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), the Company may need to refinance a portion of the principal amount of its senior subordinated debt at or prior to maturity. However, there can be no assurance that the Company would be able to obtain financing on acceptable terms to complete a refinancing.

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

   The Company has performed an initial assessment of its primary Information Technology ("IT") systems with the vendors from which the systems were purchased and believes these systems were Year 2000 compliant as of December 31, 1998. Subsequent to the initial assessment conducted in 1998, a formal Year 2000 readiness program was initiated to confirm initial assessment results and to establish a program to receive Year 2000 readiness assurances from vendors, suppliers, and customers. The program scope was also expanded to include assessments of the Company's non-IT systems, such as technology embedded within its operations equipment. The goal of the Company is to complete its formal assessment, testing and remediation (where needed) by October 1999. A consulting firm has been engaged to assist in this effort. The Company believes the potential impact, if any, of these IT, non-IT or third-party systems not being Year 2000 compliant should not materially impact the Company's ability to continue exploration, drilling, production and sales activities. Based on reviews conducted to date and other preliminary information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flow in future periods. Costs to date have been immaterial as are future expected expenditures.

   The Company relies on other producers and transmission companies to conduct its basic operations. Should any third party with which the Company has a material relationship fail, the impact could be a significant challenge to the Company's ability to perform its basic operations. Examples include an inability to transport production to market or an inability to continue drilling activities. As part of the above-mentioned review, the Company will address the most reasonably likely worst-case Year 2000 scenarios and potential costs. The Company will also develop a Year 2000 contingency plan for unknown events. The Company is scheduled to have these plans completed by September 1999.

   Currently the Company has substantially completed is upgrade of all significant software applications to be year 2000 compliant. A review of non-IT systems such as technology embedded within its operational equipment has been performed. Equipment upgrades as a result of this review are expected to be minor and completed by October 1999. The Company is in the process of obtaining Year 2000 readiness assurances from significant vendors, suppliers and customers.

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

   None.

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.


   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

   None.

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


   ITEM 5.    OTHER INFORMATION

   None.


   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)  The following exhibits are filed herewith.

          10.1 Amended and Restated Credit Agreement between Mariner Energy and Bank of America, N.A. dated June 28, 1999.

          27.1  Financial Data Schedule

   (b) The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MARINER ENERGY, INC.



Date: August 13, 1999                          /s/ Frank A. Pici
                                               --------------------------------
                                               Frank A. Pici
                                               Vice President of Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Officer Duly Authorized to Sign
                                               on Behalf of the Registrant)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
          10.1  Amended and Restated Credit Agreement between Mariner Energy and Bank of America, N.A. dated June 28, 1999.

          27.1  Financial Data Schedule