Form 10-Q
period 1999-09-30
MARINER ENERGY INC
filed 1999-11-05
CIK 1022345

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

         As of November 3, 1999, there were 1,378 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
                              MARINER ENERGY, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



                                                                                                                   Page
                                                                                                                   ----
         PART I- FINANCIAL INFORMATION

Item 1.  Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998......................................1

         Statements of Operations for the three and nine months ended
               September 30, 1999 and 1998 (unaudited)...............................................................2

         Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (unaudited)..................3

         Notes to Financial Statements (unaudited)...................................................................4

         Independent Certified Public Accountants' Report on Review of Interim Financial Information.................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................................16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................................16

Item 2.  Changes in Securities and Use of Proceeds..................................................................16

Item 3.  Defaults Upon Senior Securities............................................................................16

Item 4.  Submission of Matters to a Vote of Security Holders........................................................16

Item 5.  Other Information..........................................................................................16

Item 6.  Exhibits and Reports on Form 8-K...........................................................................17


SIGNATURE...........................................................................................................18

PART I, ITEM 1.

                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  September 30,     December 31,
                                                                                      1999              1998
                                                                                  -------------     ------------
                                                                                   (Unaudited)
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $      1,326      $          2
     Receivables                                                                        15,373            16,387
     Prepaid expenses and other                                                          5,963             6,854
                                                                                  ------------      ------------
           Total current assets                                                         22,662            23,243
                                                                                  ------------      ------------
PROPERTY AND EQUIPMENT:
     Oil and gas properties, at full cost:
           Proved                                                                      352,715           316,056
           Unproved, not subject to amortization                                        90,573            84,076
                                                                                  ------------      ------------
                Total                                                                  443,288           400,132
           Other property and equipment                                                  3,846             3,300
     Accumulated depreciation, depletion and amortization                             (190,569)         (167,846)
                                                                                  ------------      ------------
           Total property and equipment, net                                           256,565           235,586
                                                                                  ------------      ------------

OTHER ASSETS, NET OF AMORTIZATION                                                        3,146             3,513
                                                                                  ------------      ------------

TOTAL ASSETS                                                                      $    282,373      $    262,342
                                                                                  ============      ============

                     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                             $     19,627      $     20,375
     Accrued liabilities                                                                20,733            29,082
     Accrued interest                                                                    2,642             4,503
     Revolving Credit Facility                                                              --            53,400
     Senior Credit Facility                                                             25,000                --
                                                                                  ------------      ------------
           Total current liabilities                                                    68,002           107,360
                                                                                  ------------      ------------

OTHER LIABILITIES                                                                        3,806             2,824

LONG-TERM DEBT:
     Senior Subordinated notes                                                          99,661            99,624
     Revolving Credit Facility                                                          42,700                --
     ENA Credit Facility                                                                    --            25,000
                                                                                  ------------      ------------
           Total long-term debt                                                        142,361           124,624
                                                                                  ------------      ------------

STOCKHOLDER'S EQUITY:
     Common stock, $1 par value; 2,000 and 1,000 shares authorized, 1,378 and
        1,000 issued and outstanding,
        at September 30, 1999 and December 31, 1998, respectively                            1                 1
     Additional paid-in-capital                                                        172,318           124,856
     Accumulated deficit                                                              (104,115)          (97,323)
                                                                                  ------------      ------------
           Total stockholder's equity                                                   68,204            27,534
                                                                                  ------------      ------------

TOTAL LIABILITIES and STOCKHOLDER'S EQUITY                                        $    282,373      $    262,342
                                                                                  ============      ============



   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                                    Three Months Ended              Nine Months Ended
                                                       September 30                   September 30
                                                --------------------------      --------------------------
                                                   1999            1998            1999            1998
                                                ----------      ----------      ----------      ----------
REVENUES:
   Oil sales                                    $    2,462      $    2,299      $    7,086      $    8,294
   Gas sales                                        10,772          12,319          31,994          35,304
                                                ----------      ----------      ----------      ----------
          Total revenues                            13,234          14,618          39,080          43,598
                                                ----------      ----------      ----------      ----------
COSTS AND EXPENSES:
   Lease operating expenses                          2,616           2,702           8,380           7,554
   Depreciation, depletion and amortization          7,564           8,749          23,367          25,023
   General and administrative expenses               1,186           1,565           4,007           3,417
   Provision for litigation                             --              --              --           2,960
                                                ----------      ----------      ----------      ----------
          Total costs and expenses                  11,366          13,016          35,754          38,954
                                                ----------      ----------      ----------      ----------
OPERATING INCOME                                     1,868           1,602           3,326           4,644
INTEREST:
   Income                                                8              16              29             299
   Expense                                          (3,536)         (3,260)        (10,147)         (9,512)
                                                ----------      ----------      ----------      ----------
LOSS BEFORE TAXES                                   (1,660)         (1,642)         (6,792)         (4,569)
PROVISION FOR INCOME TAXES                              --              --              --              --
                                                ----------      ----------      ----------      ----------
NET LOSS                                        $   (1,660)     $   (1,642)     $   (6,792)     $   (4,569)
                                                ==========      ==========      ==========      ==========





   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Nine Months Ended
                                                                      September 30
                                                               --------------------------
                                                                  1999            1998
                                                               ----------      ----------
OPERATING ACTIVITIES:
    Net loss                                                   $   (6,792)     $   (4,569)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
              Depreciation, depletion and amortization             23,740          25,287
              Provision for litigation                                 --           2,960
    Changes in operating assets and liabilities:
              Receivables                                             193           2,666
              Other current assets                                    891            (868)
              Other assets                                            367              90
              Accounts payable and accrued liabilities            (10,957)         (6,982)
                                                               ----------      ----------
          Net cash provided by operating activities                 7,442          18,584
                                                               ----------      ----------
INVESTING ACTIVITIES:
    Additions to oil and gas properties                           (62,913)       (102,661)
    Additions to other property and equipment                        (546)           (913)
    Sale of mineral interest                                       19,757              --
                                                               ----------      ----------
          Net cash used in investing activities                   (43,702)       (103,574)
                                                               ----------      ----------
FINANCING ACTIVITIES:
    Proceeds from (repayment of) Revolving Credit Facility        (10,700)         37,000
    Sale of common stock                                               --          10,000
    Capital contributed by parent                                  23,284          28,992
    Proceeds from the Senior Credit Facility                       25,000              --
                                                               ----------      ----------
          Net cash provided by financing activities                37,584          75,992
                                                               ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,324          (8,998)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        2           9,131
                                                               ----------      ----------
CASH AND CASH  EQUIVALENTS AT END OF PERIOD                    $    1,326      $      133
                                                               ==========      ==========





   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

    The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations and cash flows for the nine months ending September 30, 1998 and 1999 are not necessarily indicative of the results for the full year.

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

3.  Revolving Credit Facility

    In June 1999, the borrowing base under the Company's revolving credit facility (the "Revolving Credit Facility"), with Bank of America as agent for a group of lenders, was reaffirmed at $60 million, and the maturity date of the facility was extended from October 1, 1999 to October 1, 2002. As part of the redetermination, the Company pledged certain mineral interests to secure the Revolving Credit Facility. Accordingly, the Revolving Credit Facility was reclassified from a current liability to a non-current liability as of the date of the redetermination. In October 1999, the borrowing base under the Revolving Credit Facility was again reaffirmed at $60 million as part of the semi-annual borrowing base redetermination.

4.  Affiliate Credit Facilities

     During the first quarter of 1999, the Company's parent, Mariner Energy LLC ("LLC"), and Enron North America Corp. ("ENA"), formerly known as Enron Capital & Trade Resources Corp., amended an existing unsecured, subordinated credit facility (the "ENA Credit Facility") provided by ENA to LLC to increase the amount available thereunder from $25 million to $50 million. In 1999, LLC has contributed the net proceeds of $47.5 million from the ENA Credit Facility to the Company in the form of common equity. The facility requires that any funds received pursuant to a private or public equity or debt offering by LLC must first be applied to repay the amount outstanding thereunder. Once funds outstanding under the facility have been repaid, those funds may not be reborrowed. The facility was also amended to extend its maturity date from April 30, 1999 to April 30, 2000, to accrue interest at an annual rate of LIBOR plus 4.5% with interest payable at maturity and to give ENA the option to convert outstanding debt and accrued interest under the facility to equity in LLC at any time through maturity.

       The Board of Directors of LLC has resolved not to require the use of cash flow from the Company's operations or sales of the Company's stock or assets to repay the amounts outstanding under the ENA Credit Facility. In addition, restrictions under the Revolving Credit Facility and the 10-1/2% Senior Subordinated Notes restricts the use of the Company's assets or cash flow to satisfy interest or principal payments on the ENA Credit Facility. Consequently, the Company has reclassified the ENA Credit Facility balance as of January 1, 1999, net of capitalized fees, to equity. This reclassification was not included in the cash flow statement as it represented a non-cash transaction.

       In May 1999, the Company established a $25 million borrowing-based, short-term credit facility with ENA (the "Senior Credit Facility"). This facility matures on December 31, 1999 and has an annual interest rate of LIBOR plus 2.5%, with interest payments due quarterly. As of September 30, 1999, the Company had fully drawn this facility.

5. Commitments and Contingencies

       Hedging - The Company uses crude oil and natural gas price swaps and other similar hedging transactions to reduce its exposure to price decreases. In January 1999, the Company entered into a 36 month long-term natural gas fixed price swap ("Fixed Price Swap") for the period November 1, 1999 through October 31, 2002 for a portion of its natural gas production at $2.18 per Mmbtu. In May 1999, the Company entered into a five month market sensitive swap ("Market Sensitive Swap") for the period November 1, 1999 through March 31, 2000 where the Company pays to the counterparty $2.60 per Mmbtu in return for a market sensitive price. The effect of the Market Sensitive Swap is to limit hedging losses on a portion of the Fixed Price Swap described above. In the nine-month period ended September 30, 1999, the Company recognized approximately $4.5 million in losses before recovery in the cash market as a result of these contracts.

       The following table sets forth the Company's open hedging positions as of September 30, 1999.

                                                                  PRICES
                                                  ----------------------------------------
                                                           COLLAR
                                    NOTIONAL      -------------------------                    FAIR VALUE AT
TIME PERIOD                        QUANTITIES       FLOOR         CEILING         FIXED     SEPTEMBER 30, 1999
-------------                      ----------     ----------     ----------     ----------  ------------------
                                                                                              (IN THOUSANDS)
NATURAL GAS (MMBTU)
October 1 - October 31, 1999......      1,860     $     1.85     $     2.05             --     $   (1,042)
November 1 - December 31, 1999
   Fixed Price Swap...............      2,684             --             --     $     2.18     $   (1,759)
   Market Sensitive Swap..........      1,220             --             --     $     2.60     $      303
January 1 - December 31, 2000
   Fixed Price Swap...............     10,980             --             --     $     2.18     $   (5,215)
   Market Sensitive Swap..........      1,820             --             --     $     2.60     $      404
January 1 - December 31, 2001
   Fixed Price Swap...............      4,380             --             --     $     2.18     $   (1,920)
January 1 - October 31, 2002
   Fixed Price Swap...............      1,824             --             --     $     2.18     $     (774)
CRUDE OIL (BBL)
October 1 - December 31, 1999.....    110,400             --             --     $    16.54     $     (868)
November 1 - December 31, 1999....     94,583             --             --     $    19.89     $     (418)
January 1 - December 31, 2000.....  1,481,991             --             --     $    18.72     $   (3,364)


       Per the counterparty's option, subsequent to September 30, 1999, the Company's collar on natural gas covering the period July 1, 1999 through October 31, 1999 was extended at a floor price of $2.00 per MMBtu and a ceiling of $2.70 per MMBtu for the period November 1999 through March 2000. All hedging contracts mentioned above were entered into with an affiliate of the Company. Including these contracts, hedging arrangements for 1999 cover approximately 70% of the Company's expected 1999 equivalent production. The Company also purchased two gas call options for November 1999 and December 1999 for a cumulative notional quantity of 1,098 MMBtu at an exclusive price of $4.25 per MMBtu and $4.50 per MMBtu, respectively.

       The fair value of our hedging instruments was determined based on a brokers' forward price quote and a NYMEX forward price quote. As of September 30, 1999 a commodity price increase of 10% would have resulted in an unfavorable change in fair value of $8.5 million and a commodity price decrease of 10% would have resulted in a favorable change in fair value of $8.5 million.

       Deepwater Rig - The Company executed a letter of intent in February 1998 regarding the provision of a deepwater rig to the Company and another company on an equally shared basis for five years beginning in early 2000. The letter of intent also provided for a day rate of $158,500. It is the third party's position that the Company is committed to the terms of the letter of intent. The Company is currently in discussions with the owner of the rig to determine if a mutually acceptable drilling contract can be negotiated.

       Flow Line Sale - The Company has entered into an agreement with an affiliate to sell the Pluto flow line and related facilities and enter into a firm transportation agreement for the same flow line. Closing of this transaction will occur after the Pluto project commences production.

6.     New Accounting Pronouncement

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating what effect, if any, SFAS No. 133 will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2001.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of September 30, 1999 and the related statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and of cash flows for the nine-month periods ending September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
November 4, 1999

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS.

         The following review of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

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

RESULTS OF OPERATIONS

The following table sets forth certain information regarding results of operations for the periods shown:

                                            Three Months Ended           Nine Months Ended
                                               September 30                  September 30
                                         -------------------------   ------------------------
                                            1999          1998          1999          1998
                                         ----------    -----------   ----------    ----------
Total revenue, $MM                       $     13.2    $     14.6    $     39.1    $     43.6

EBITDA(a), $MM                                  9.4          10.3          26.7          32.6

Net income (loss), $MM                         (1.7)         (1.6)         (6.8)         (4.6)

Production:
     Oil and condensate (Mbbls)                 154           183           502           625
     Natural Gas (Mmcf)                       4,976         5,108        15,559        14,591
     Natural Gas equivalents (Mmcfe)          5,900         6,206        18,571        18,341

Average realized sales prices:
     Oil and condensate ($/Bbl)          $    16.01    $    12.56    $    14.12    $    13.27
     Natural Gas ($/Mcf)                       2.16          2.41          2.06          2.42
     Natural Gas equivalents ($/Mcfe)          2.24          2.36          2.10          2.38

Cash Margin(b), per Mcfe:
     Revenue (pre-hedge)                 $     2.84    $     2.15    $     2.35    $     2.28
     Hedging impact                           (0.60)         0.21         (0.25)         0.10
     Lease operating expenses                 (0.44)        (0.44)        (0.45)        (0.41)
     Gross G&A costs                          (0.44)        (0.56)        (0.47)        (0.45)
                                         ----------    ----------    ----------    ----------
         Cash Margin                     $     1.36    $     1.36    $     1.18    $     1.52
                                         ==========    ==========    ==========    ==========

Capital Expenditures, $MM:
    Exploration:
         Leasehold and G&G costs(c)      $      1.3    $      3.5    $      1.2    $     43.8
         Drilling                               3.1           2.1           3.8          19.3
    Development & other(c)                     17.9          11.6          31.9          33.8
    Capitalized G&A and interest costs          2.1           2.7           6.8           6.7
                                         ----------    ----------    ----------    ----------

        Total                            $     24.4    $     19.9    $     43.7    $    103.6
                                         ==========    ==========    ==========    ==========

(a) - EBITDA equals earnings before interest, income taxes, depreciation, depletion, amortization, provision for litigation and impairment of oil and gas properties. EBITDA should be used as a supplement to, and not as a supplement for, net earnings and cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company's results of operations and liquidity.

(b) - Cash margin measures the net cash generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company.

(c) - In the second quarter of 1999, Leasehold and G&G costs and Development & other costs were reduced by $12.2 million and $7.6 million, respectively, as a result of the sale of a 63% working interest in the Company's Pluto Deepwater Gulf exploitation project.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 1999

   NET PRODUCTION decreased 5% to 5.9 Bcfe for the third quarter of 1999 from
6.2 Bcfe for the third quarter of 1998. Production from the Company's offshore Gulf of Mexico properties increased to 4.3 Bcfe in the quarter from 3.2 Bcfe in the same period of 1998, as a result of the production from the Dulcimer project at Garden Banks 367, which began in April 1999, and increased production at Galveston 151, offset in part by natural production declines on other producing properties. This increase was more than offset by reduced production from the Company's Sandy Lake field onshore Texas due to production decline throughout the field. Total Company production for the remainder of 1999 is anticipated to increase, as a result of the expected commencement of production from the Pluto field in the fourth quarter.

   HEDGING ACTIVITIES for the third quarter of 1999 decreased the Company's average realized natural gas sales price received by $0.60 per Mcf and revenues by $3.0 million, compared with an increase of $0.26 per Mcf and $1.3 million for the same period of 1998. Hedging related to crude oil during the third quarter of 1999 decreased the Company's average realized crude oil sales price received by $3.70 per Bbl and revenues by $0.6 million. There were no hedging activities for crude oil in the same period of 1998.

   OIL AND GAS REVENUES decreased 9% to $13.2 million for the third quarter of 1999 from $14.6 million for the third quarter of 1998, primarily due to a 5% decrease in production and to a 5% decrease in realized prices, to $2.24 per Mcfe for the third quarter from $2.36 per Mcfe in the same period of 1998.

   LEASE OPERATING EXPENSES decreased 3% to $2.6 million for the third quarter of 1999, from $2.7 million for the third quarter of 1998, due to lower ad valorem and severance taxes on the Company's onshore properties.

   DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE (DD&A) decreased 14% to $7.6 million for the third quarter of 1999 from $8.7 million for the third quarter of 1998, as a result of the 5% decrease in equivalent volumes produced and a decrease in the unit-of-production depreciation, depletion, and amortization rate to $1.28 per Mcfe from $1.41 per Mcfe. The lower rate for the third quarter of 1999 was due to the $50.8 million non-cash full cost ceiling test impairment recorded in 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, decreased 24% to $1.2 million for the third quarter of 1999 from $1.6 million for the third quarter of 1998, due to increased overhead recovery in relation to our Pluto project in progress during the third quarter 1999.

   INTEREST EXPENSE for the third quarter of 1999 increased 8% to $3.5 million from $3.3 million in the third quarter of 1998, due to additional borrowings by the Company under the $25 million Senior Credit Facility obtained in May 1999.

   LOSS BEFORE INCOME TAXES was $1.6 million for the third quarter of 1999, as a result of the gas revenue decrease and increased expenses as discussed above.

RESULTS OF OPERATIONS FOR THE FIRST NINE MONTHS OF 1999

   NET PRODUCTION increased 1% to 18.6 Bcfe for the first nine months of 1999 from 18.3 Bcfe for the same period of 1998. Production from the Company's offshore Gulf of Mexico properties increased to 13.0 Bcfe in the nine-month period ended September 30, 1999 from 9.6 Bcfe in the same period of 1998, primarily as a result of production commencing from the Dulcimer field located in Garden Banks block 367 and two new wells in the Rembrandt field located in Galveston block 151. This increase was offset by reduced production from the Company's Sandy Lake field onshore Texas due to continuing natural production decline in the field. Total Company production for the remainder of 1999 is anticipated to increase primarily as a result of the expected commencement of production from the Pluto field in the fourth quarter.

   HEDGING ACTIVITIES for the first nine months of 1999 decreased our average realized natural gas price received by $0.24 per Mcf and revenues by $3.8 million, compared with an increase of $0.12 per Mcf and revenues of $1.8 million. Our hedging activities with respect to crude oil for the first nine months of 1999 reduced the average sales price received by $1.32 per Bbl and revenues by $0.7 million. There were no oil hedges in 1998.

   OIL AND GAS REVENUES decreased 10% to $39.1 million for the first nine months of 1999 from $43.6 million for the comparable period of 1998, due to a 12% decrease in realized prices to $2.10 per Mcfe in the first nine months of 1999 from $2.38 per Mcfe in the same period last year, which decrease was offset in part by the production increase discussed above.

   LEASE OPERATING EXPENSES increased 11% to $8.4 million for the first nine months of 1999, from $7.6 million for the comparable period of 1998, due to the higher offshore production discussed above and well workovers on two offshore wells and two wells in the Company's Sandy Lake field.

   DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE (DD&A) decreased 7% to $23.4 million for the first nine months of 1999 from $25.0 million for the comparable period of 1998, as a result of the decrease in the unit-of-production depreciation, depletion, and amortization rate to $1.26 per Mcfe from $1.36 per Mcfe, offset in part by a 1% increase in equivalent volumes produced. The lower rate for the first nine months of 1999 was due to the $50.8 million non-cash full cost ceiling test impairment recorded in 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by the Company from other working interest owners, increased 17% to $4.0 million for the first nine months of 1999 from $3.4 million for the comparable period of 1998, due to increased personnel-related costs in 1999 required for the Company to pursue its Deepwater Gulf exploration and development plan.

   INTEREST EXPENSE for the first nine months of 1999 increased 7% to $10.1 million from $9.5 million for the comparable period of 1998, due to additional borrowings by the Company under a $25 million Senior Credit Facility entered into during the second quarter of 1999.

   LOSS BEFORE INCOME TAXES was $6.8 million for the first nine months of 1999, primarily as a result of the oil and gas revenue decreases and increased expenses discussed above.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

   As of September 30, 1999, the Company had a working capital deficit of approximately $45.3 million, compared to a working capital deficit of $84.1 million at December 31, 1998. The reduction in the working capital deficit was a result of the reclassification of the Company's Revolving Credit Facility back to long-term debt. At December 31, 1998, the Revolving Credit Facility was scheduled to mature on October 1, 1999, requiring the Company to classify outstanding borrowings under the facility as current liabilities. Subsequent to December 31, 1998, the Company reached an agreement with the Company's bank group to extend the facility's maturity to October 1, 2002. As a result, the Company classified the balance under the facility as long-term debt, payment of accounts payable and accrued liabilities partially offset by $25 million drawn under the Senior Credit Facility. The Company expects its 1999 capital expenditures, including capitalized indirect costs and reduced by proceeds from the sale of 63% of the Company's Pluto project, to be approximately $55 million, which would exceed cash flow from operations. We expect our 2000 capital expenditures to be approximately $110 million, which would exceed expected cash flow from operations for 2000. There can be no assurance that the Company's access to capital will be sufficient to meet its needs for capital. As such, the Company may be required to reduce its planned capital expenditures and forego planned exploratory drilling or monetize portions of its proved reserves or undeveloped inventory if additional capital resources are not available to the Company on terms it considers reasonable.

   Net cash provided by operating activities was $7.4 million in the first nine months of 1999, a decrease of $11.1 million from the same period of 1998. A period to period decrease of approximately $6.4 million in operating cash flow before changes in working capital was due primarily to lower commodity prices, increased expenses, and a $3.0 million provision for litigation in 1998. The remaining decrease of $4.7 million in net cash was used for changes in working capital, payments of accounts payable partially offset by collection of receivables.

   Cash used in investing activities in the first nine months of 1999 decreased to $43.7 million from $103.6 million for the same period in 1998 due primarily to fewer exploratory leasehold acquisitions and lower exploratory drilling expenditures and reimbursements received from a partner on the Company's Pluto project.

   Cash provided by financing activities was $37.6 million for the first nine months of 1999 compared to $76.0 million for the same period in 1998. The Company's primary source of cash for the first nine months of 1999 was $23.3 million in proceeds from a capital contribution from LLC, which funds were provided to LLC through a credit facility with ENA, and $25.0 million from a short-term credit facility with ENA, offset in part by a net $10.7 million repayment of borrowings under the Company's Revolving Credit Facility.

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

                                                                             Nine Months Ended September 30,
                                                                         -----------------------------------------
                                                                                1999                  1998
                                                                         -------------------    ------------------
   Increase (decrease) in natural gas sales (in thousands).............        ($3,818)                $1,777
   Decrease in oil sales (in thousands)................................           (666)                     -

   Effect of hedging transactions on average natural gas sales price
   (per Mcf)...........................................................          (0.24)                  0.12

   Effect of hedging transactions on average oil sales price
   (per Bvbl)..........................................................          (1.32)                     -

   A table setting forth the Company's open hedging positions as of September 30, 1999 is contained in footnote 5. "Commitments and Contingencies" in the footnotes to the financial statements in Part I, Item 1. of this report.

   Hedging arrangements for 1999 cover approximately 70% of the Company's anticipated equivalent production for the year. Hedging arrangements for 2000, 2001 and 2002 cover approximately 40%, 10% and 3% of the Company's anticipated equivalent production for those years, respectively.

   Capital expenditures for the first nine months of 1999 were $56.7 million excluding the 19.8 million related to the Company's sale of a 63% working interest in the Pluto project and $6.8 million of capitalized indirect costs. Capital expenditures included $17.2 million for exploration activities and $39.5 million for development. Included in exploration expenditures was $8.9 million for lease bonus payments on three deepwater Gulf of Mexico blocks awarded to the Company in the March, 1999 Central Gulf of Mexico Lease Sale.

   During the nine-month period ended September 30, 1999, the Company announced a discovery in the Deepwater Gulf of Mexico on its Aconcagua prospect located in Mississippi Canyon block 305 in 7,100 feet of water. As a result of previous arrangements, Mariner's share of the exploratory drilling costs for this well was covered by its partners. An appraisal well is planned for late 1999 or early 2000 to quantify reserve estimates and to ensure appropriate development.

   A successful exploratory well was also announced at the Company's Apia prospect located in Garden Banks block 73 in 700 feet of water. Production from the well is expected to commence in the second quarter of 2000.

   The Company was the high bidder on three blocks in the Deepwater Gulf of Mexico at the Central Gulf of Mexico oil and gas lease sale held in March 1999. Mariner's share of the bids was $8.9 million, all of which was paid by September 30, 1999.

   During the remainder of 1999, the Company expects to complete drilling operations on three or four exploratory wells, including two in the Deepwater Gulf. The majority of the Company's share of exploratory costs on one of the anticipated Deepwater Gulf wells would be covered by the Company's partners in the well. The Company also expects to drill an onshore development well, an appraisal well on the Aconcagua discovery, and to complete the drilling of the production well and related facilities necessary for the Pluto project to commence production in the fourth quarter of 1999. The Company has entered into an agreement with an affiliate to sell the Pluto flow line and related facilities and enter into a firm transportation agreement for the same flow line. Total capital expenditures for 1999 including capitalized indirect costs and reduced by proceeds from the sale of 63% of the Company's Pluto Deepwater Gulf exploitation project are expected to be approximately $55 million.

   Debt outstanding as of September 30, 1999 was approximately $167.4 million, including $99.7 million of senior subordinated notes, $42.7 million drawn on the Revolving Credit Facility, both of which were classified as long-term debt, and $25 million drawn on the Senior Credit Facility with ENA. Following the semi-annual borrowing base redetermination, in May 1999, the borrowing base under the Revolving Credit Facility was reaffirmed at $60 million and the maturity date of the facility was extended from October 1, 1999 to October 1, 2002. As part of the redetermination, the Company pledged certain mineral interests to secure the Revolving Credit Facility. The borrowing base was also reaffirmed at $60 million following completion of the mid-year 1999 redetermination in October 1999.

   In April 1999, the Company established a $25 million borrowing-based, Senior Credit Facility with ENA to obtain funds needed to execute the Company's 1999 capital expenditure program and for short-term working capital needs. The Senior Credit Facility matures on December 31, 1999, and is expected to be repaid from internally generated cash flows.

   There can be no assurance that funds available to the Company under the Revolving Credit Facility and the ENA Senior Credit Facility will be sufficient for the Company to fund its currently planned capital expenditures. Further, there can be no assurance that the Company's cash flows will be sufficient to repay the ENA Senior Credit Facility when it matures in December 1999. The Company may be required to reduce its planned capital expenditures and forego planned exploratory drilling or to monetize portions of its proved reserves or undeveloped inventory if additional capital resources are not available to the Company on terms it considers reasonable.

   During the first quarter of 1999, LLC and ENA amended the ENA Credit Facility to increase the amount available thereunder from $25 million to $50 million. At June 30, 1999, LLC had fully drawn this facility and contributed the net proceeds to the Company as equity. The facility requires that a portion of the proceeds of any private or public equity or debt offering by LLC be applied to repay amounts outstanding under that facility, following which no additional amounts will be available for borrowing under the facility. The facility has also been amended to extend its maturity from April 30, 1999 to April 30, 2000, and to give ENA the option to convert the facility to equity in the Company's parent at any time through maturity. Restrictions on the

Company's subordinated notes and Revolving Credit Facility effectively contains restrictions on the Company from using its assets or cash flow to satisfy interest or principal payments for the ENA Credit Facility.

   The Company believes it will have adequate cash flow in order for the Company to fund its remaining planned activities in 1999. A portion of the Company's capital needs during the remainder of 1999 are expected to be funded by the sale of the flow line and related facilities on the Pluto project to an affiliate of ENA. However, the Company probably will be required to raise additional debt and/or equity financing to fund part of its planned activities in the year 2000. The Company's capital resources still may not be sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance that anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, depending on the levels of its cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), the Company may need to refinance a portion of the principal amount of its senior subordinated debt at or prior to maturity. However, there can be no assurance that the Company would be able to obtain financing on acceptable terms to complete a refinancing.

YEAR 2000 COMPLIANCE

   The year 2000 issue concerns the ability of information technology and non-information technology systems and processes to recognize and process properly date-sensitive information before, during and after December 31, 1999.

   State of readiness

   The Company has been following a year 2000 project life cycle methodology that includes the following phases:

   o an initial assessment and inventory of year 2000 issues;

   o the development of a detailed plan to address year 2000 issues;

   o the testing of our systems with year 2000 issues;

   o the remediation and upgrade of year 2000 issues;

   o contingency planning related to worst-case scenarios; and

   o an assessment of business partners' readiness.

   The Company has completed the first three phases and is materially complete with the remediation and upgrade phase as of October 31, 1999. We are now focused on finalizing the contingency planning and business partner readiness phases.

   The Company conducted the initial assessment and inventory phase in February 1999. This phase consisted of an assessment of all computer automation in the following areas:

   o business application systems;

   o information technology infrastructure and computing environment;

   o geophysical and exploration hardware and software;

   o field automation and process control;

   o communications; and

   o corporate office infrastructure.

   The initial assessment and inventory results showed that, according to third-party providers, manufacturers and vendors, over 90% of these items were year 2000-ready. The Company is currently executing a detailed plan to remediate the remaining 10%. As of October 31, 1999, the Company is approximately 97% complete with respect to all known items that require replacement or mediation. The remaining items are in progress with an expected completion date of November 22, 1999. The one remaining remediation item consists of integrating one non-compliant operations control system to an existing year 2000-ready system at the Garden Banks 367.

   Because the year 2000 issue is a unique event with no historical perspective, the Company cannot guarantee we will have no year 2000 problems or that these problems will not be material. However, the Company is taking reasonable measures to prevent year 2000 business failures. The Company is following a structured plan, the Company has established an executive committee to oversee the plan and we have recently completed various technology updates.

   Business partner readiness

   The year 2000 issue affects all of the Company's customers, vendors and other key business partners. Therefore, the Company has implemented a business partner readiness program in which the Company will assess all key business partners' year 2000 readiness by:

   o directly contacting the business partner;

   o accessing the business partner's web site; or

   o reviewing the business partner's Securities and Exchange Commission filings.

   The Company expects to complete this program by November 15, 1999.

   Costs to address year 2000 issues

   Costs directly related to the year 2000 issue have been approximately $110,000, including external consulting fees. Approximately $50,000 of this amount has been capitalized and attributed to the replacement of desktop and server hardware acquisitions. The Company expensed the remaining $60,000. The Company does not expect to incur any additional costs directly related to the year 2000 issue. However, the Company cannot assure that the Company will not incur additional costs.

   Year 2000 risk factors

   The most significant year 2000 risk factor relates to the readiness of third-party hardware and software manufacturers and key business partners. The Company is relying on their responses that they will be ready. However, we cannot assure you that these third parties will be ready or predict with certainty the effect of their unreadiness.

   The most likely "worst case" scenarios are:

   o prolonged loss of power or mechanical failure that could jeopardize the Company's production and transportation operations;

   o third-party suppliers' failure to deliver production supplies, which failure would adversely affect the Company's drilling and production process; and

   o an inability to process financial transactions with banks or to bill, receive or process payments from customers.

   Contingency plans

   Initial draft written contingency plans have been developed to address each of the worst case scenarios. These drafts are expected to be finalized by November 22, 1999.

   Statements in this section are "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act, however this Act does not protect against matters arising under Federal Securities Laws.

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

         27.1 Financial Data Schedule

   (b) The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARINER ENERGY, INC.



Date: November 4, 1999                  /s/ Frank A. Pici
                                        -------------------------------------
                                        Frank A. Pici
                                        Vice President of Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Officer Duly Authorized to Sign
                                        on Behalf of the Registrant)

                               INDEX TO EXHIBITS


        27.1      -- Financial Data Schedule