Form 10-K405
period 1999-12-31
MARINER ENERGY INC
filed 2000-03-30
CIK 1022345

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 (281) 584-5500
                         (Registrant"s telephone number)


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

        As of March 20 2000, there were 1,378 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item                                                                                Page
----                                                                                ----
PART I.................................................................................3

   ITEMS 1. AND 2. BUSINESS AND PROPERTIES.............................................3
      (a) Overview.....................................................................3
      (b) Competitive Strengths and Business Strategy..................................5
      (c) Reserves.....................................................................7
      (d) Oil and Gas Properties.......................................................7
      (e) Production..................................................................11
      (f) Productive Wells............................................................12
      (g) Acreage.....................................................................12
      (h) Drilling Activity...........................................................12
      (i) Marketing, Customers and Hedging Activities.................................13
      (j) Competition.................................................................14
      (k) Royalty Relief..............................................................14
      (l) Regulation..................................................................15
      (m) Employees...................................................................17
   ITEM 3.  LEGAL PROCEEDINGS.........................................................17
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................17
   ITEM 5.  MARKET FOR REGISTRANT"S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS...................................................................18

PART II...............................................................................18

   ITEM 6.  SELECTED FINANCIAL DATA...................................................18
   ITEM 7.  MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.....................................................19
      (a) Introduction................................................................19
      (b) General.....................................................................19
      (c)  Results of Operations......................................................20
      (d) Liquidity and Capital Resources.............................................22
      (e) Year 2000 Compliance........................................................25
      (f) Recent Accounting Pronouncement.............................................25
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................25
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................26
   INDEPENDENT AUDITORS' REPORT.......................................................27

PART III..............................................................................44

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................44
   ITEM 11.  EXECUTIVE COMPENSATION...................................................46
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........50
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.....................52

PART IV...............................................................................54

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........54
   GLOSSARY...........................................................................57

                                     PART I

         In addition to historical information, this Annual Report on Form 10-K contains statements regarding future financial performance and results and other statements which are not historical facts. These constitute forward-looking statements which are subject to risks and uncertainties that could cause the Company"s actual results to differ materially. Such risks include, but are not limited to, oil and gas price volatility, results of future drilling, availability of drilling rigs, availability of capital resources for drilling and completion activities, future production and costs and other factors. Some of the more important factors that could cause or contribute to such differences include those discussed in Items 1 and 2 "Business and Properties" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Certain technical terms used in these Items are described or defined in the Glossary presented on page 54 of this report.

(a) OVERVIEW

         Mariner Energy, Inc. ("Mariner" or "Company") is an independent oil and natural gas exploration, development and production company with principal operations in the Gulf of Mexico and along the U.S. Gulf Coast. Our increasing focus on Gulf water depths greater than 600 feet, or the deepwater, since the early 1990s has made us one of the most experienced independent operators in the deepwater Gulf. We have been an active explorer in the Gulf Coast area since the mid-1980s, when we operated as Hardy Oil & Gas USA Inc., and have increased our production and reserve base through the exploitation and development of internally generated prospects, which we refer to as growth "through the drillbit." Members of our senior management team, most of whom have worked together for over 15 years, and an affiliate of Enron North America Corp. led a buyout of Mariner from Hardy Oil & Gas, plc in April 1996.

         Since beginning deepwater operations in 1994, we have:

     o operated seven successful subsea development projects in water depths of 400 feet to 2,700 feet;

     o developed three deepwater exploitation projects acquired from major oil companies, including our Pluto project;

     o discovered seven new fields in 13 deepwater Gulf exploration tests, including potentially significant discoveries at our Aconcagua and Devils Tower prospects;

     o acquired 64 deepwater Gulf lease blocks, most of which are free of royalty payment obligations; and

     o built an inventory of 14 exploration prospects as of December 31, 1999, including 13 prospects in the deepwater Gulf.

         Ryder Scott Company estimated that we had proved reserves of 178.4 Bcfe as of December 31, 1999, of which 67% were natural gas and 33% were oil and condensate. For the year ended December 31, 1999, we produced 24.9 Bcfe.

         We expect our production levels and operating cash flow to increase significantly in 2000 based on production from our Dulcimer project, which began in April 1999, and our Pluto project, which began in late December 1999 and is currently producing approximately 47 Mmcfe per day to our net interest. We expect further increases on commencement of production from our Apia and Black Widow projects, currently scheduled for the second quarter and fourth quarter of 2000, respectively.

         In 2000, the Company expects to drill four or five exploratory wells in the Deepwater Gulf, with a partner paying Mariner's share of the cost for one of the wells. Three wells are also planned to appraise the Company's potentially significant deepwater exploratory successes at Aconcagua and Devils Tower, with drilling currently in progress at Aconcagua and planned for the second quarter on Devils Tower. Development activity in 2000 will include completing the Apia and Black Widow projects.

         We anticipate capital expenditures for 2000, net of proceeds from unproved property dispositions, to be approximately $75 million for leasehold acquisition, exploration drilling and development projects, compared to our 1999 capital expenditures of approximately $61.7 million, net of proceeds from property sales of $19.8 million. We expect to fund our capital expenditures by a combination of internally generated cash flow, proceeds from sales of partial interests in unproved properties, contributions from our parent company and borrowings against our Revolving Credit Facility.

         The following table sets forth certain summary information with respect to our oil and gas activities and results during the five years ended December 31, 1999. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission, which requires the application of year-end oil and natural gas prices for each year, held constant throughout the projected reserve life. Year-end oil and gas prices do not include any impact relating to hedging activities. See "Reserves" later in this item and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                   Year ended December 31,
                                                                        (dollars in millions unless otherwise indicated)
                                                                   1999         1998        1997          1996(3)     1995(3)
                                                                  ------       ------      -------       --------     -------
Proved reserves:
   Oil (MMbbls) ............................................         9.9          9.4          6.6          5.3          6.7
   Natural gas (Bcf) .......................................       118.8        128.9        121.4         92.3         98.3
   Natural gas equivalent (Bcfe) ...........................       178.4        185.1        161.2        124.0        138.3

Present value of estimated future net revenues (1) .........      $211.2       $147.6       $176.5       $303.4       $173.4

Annual reserve replacement  ratio (2) ......................         1.3          2.0          2.6          1.2          1.2

Capital expenditures and disposal data:
   Capital costs incurred (before proceeds from
      property sales) ......................................      $ 81.5       $141.9       $ 68.9       $ 46.6       $ 41.8

   Percentage attributable to:
      Lease acquisition ....................................        12.8%        30.4%        36.0%        30.7%        11.0%
      Exploratory drilling, geological and geophysical .....        16.6%        25.1%        39.7%        48.7%        58.2%
      Development and other ................................        70.6%        44.5%        24.3%        20.6%        30.8%

   Proceeds from property sales ............................      $ 19.8           --           --       $  7.5       $ 20.7

Production:
   Oil (MMbls) .............................................         0.6          0.8          1.0          0.8          0.4
   Natural gas (Bcf) .......................................        21.1         19.5         18.0         20.4         13.8
   Natural gas equivalents (Bcfe) ..........................        24.9         24.2         23.9         24.9         16.3

Average realized sales price per unit
(including the effects of hedging):
   Oil ($/Bbl) .............................................      $13.65       $12.80       $18.48       $18.04       $17.10
   Natural gas ($/Mcf) .....................................        2.08         2.39         2.48         2.29         1.83
   Gas equivalent ($/Mcfe) .................................        2.11         2.34         2.63         2.42         1.99

Expenses ($/Mcfe):
   Lease operating .........................................        0.46         0.41         0.39         0.36         0.39
   General and administrative, net .........................        0.22         0.20         0.13         0.13         0.12


     (1) Discounted at an annual rate of 10%. See "Glossary" included elsewhere in this report for the definition of "present value of estimated future net revenues".

     (2) The annual reserve replacement ratio for a year is calculated by dividing aggregate reserve additions, including revisions, on an Mcfe basis for the year by actual production on an Mcfe basis for such year.

     (3) In an acquisition effective April 1, 1996 for accounting purposes, Mariner Holdings, Inc. acquired all the capital stock of the Company from Hardy Holdings Inc. as part of a management-led buyout. In connection with the acquisition, substantial intercompany indebtedness and receivables and third-party indebtedness of the Company were eliminated. The acquisition was accounted for using the purchase method of accounting, and Mariner Holdings' cost of acquiring the Company was allocated to the assets and liabilities of the Company based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the acquisition reflect a new basis of accounting and are not comparable to prior periods. "Predecessor Company" refers to Mariner Energy, Inc. (formerly named "Hardy Oil & Gas USA Inc.") prior to the effective date of the acquisition.

(b) COMPETITIVE STRENGTHS AND BUSINESS STRATEGY

COMPETITIVE STRENGTHS

         We have several competitive strengths that we believe will allow us to compete successfully in oil and natural gas exploration, production and development activities in the Gulf:

         EARLY ENTRY INTO THE DEEPWATER GULF. We began focusing in the deepwater Gulf in 1992 as one of the first independent oil and natural gas companies to recognize the opportunity for acquiring smaller deepwater discoveries not meeting a large company's field size threshold and for partnering with major oil companies to develop these discoveries. We believe our eight years in the deepwater Gulf have provided us with the geophysical and geological skills, operating expertise and relationships necessary to operate successfully in the deepwater. Our deepwater Gulf expertise includes:

     o    a strong understanding of the geology and geophysics of the deepwater
          Gulf;

     o familiarity with challenges peculiar to operating in the deepwater Gulf; and

     o relationships with vendors, major oil companies and other partners having complementary skills and knowledge of the area.

         SUBSTANTIAL ACREAGE, SEISMIC DATA AND PROSPECT INVENTORY. Our Gulf leasehold inventory as of December 31, 1999, consisted of 118 lease blocks, including 72 in the deepwater. Our prospect inventory includes 14 exploration prospects, 13 of which are in the deepwater Gulf. We expect to drill four or five of our deepwater exploration prospects by the end of 2000. Our seismic database includes 3-D seismic that covers approximately 7,800 square miles of the Gulf and modern 2-D seismic that covers more than 250,000 miles of the deepwater Gulf. We internally generate substantially all of our exploration and exploitation prospects using 3-D seismic data.

         EXPERIENCED OPERATIONS AND TECHNICAL STAFF AND MANAGEMENT. Our 12 geoscientists average more than 20 years of experience in the exploration and production business, including extensive experience in the deepwater Gulf and with major oil companies. Our 6 deepwater operations managers average over 25 years of experience with major oil companies and large independents around the world. Most of our senior management team participated in our acquisition from Hardy and have worked together for over 15 years. Management and other key personnel currently own approximately 4% of the common shares of our parent company and have options that, if exercised, would increase their ownership to 17%. We believe that management's ownership aligns its interests with those of other shareholders.

STRATEGY

         Our business strategy is to increase reserves, production and cash flow by emphasizing growth through the drillbit in the deepwater Gulf, and consists primarily of the following elements:

         FOCUS ON THE DEEPWATER GULF. With our current prospect and seismic inventory and many more deepwater Gulf lease blocks scheduled to become available via lease sales, we believe we are well-positioned to increase our deepwater Gulf activity and to continue to generate and exploit economically attractive prospects. We intend to continue:

     o exploring below the reserve potential threshold of the major oil companies; and

     o generating prospects and operating projects within our expertise but beyond the capability of most independents.

         PURSUE A BALANCED PORTFOLIO APPROACH TO OUR DRILLING PROGRAM. We target four to eight new prospects each year, with a strong deepwater Gulf emphasis. The program is designed to provide reserve replacement and production growth through low-risk deepwater exploitation projects and opportunities for substantial growth through moderate-risk exploration prospects that can significantly increase our reserve base. We intend to use up to 90% of our available capital on deepwater Gulf exploration and exploitation projects. We focus on the deepwater Gulf because of:

     o    the potential for discovery of large hydrocarbon deposits;

     o    relatively favorable reservoir characteristics;

     o    the prevalence of 3-D seismic direct hydrocarbon indicators;

     o    the relatively under-explored nature of the deepwater Gulf;

     o the recent advances in deepwater production technology that reduce development costs and expedite production; and

     o the favorable operating margins resulting from generally favorable prices for Gulf production and lower operating costs per unit. These lower costs per unit are associated with prolific wells, concentration of labor and equipment, absence of severance and ad valorem taxes and generally lower royalties.

         INTERNALLY GENERATE MOST OF OUR PROSPECTS. By internally generating most of our prospects, we believe we have better control over the quality of the prospects in which we participate, thereby increasing our chances for commercial success. Almost all of our inventory of 14 exploration prospects as of December 31, 1999, were internally generated by our staff of 12 geoscientists, which has extensive experience in the deepwater Gulf. Through our technical staff's understanding of the geology and geophysics of the deepwater Gulf and our inventory of leasehold blocks and seismic data, we intend to continue to generate the majority of our prospects internally.

         MANAGE DEEPWATER RISKS BY CONTROLLING COSTS. A key to our growth and operations in the deepwater Gulf is controlling our costs. To control our costs, we intend to continue to:

     o    target projects with gross drilling costs of less than $20 million;

     o    use 3-D seismic analysis to analyze direct hydrocarbon indicators;

     o    operate most of the wells in which we participate;

     o limit projects generally to drilling depths of less than 10,000 feet below the sea floor;

     o use our expertise in existing technology, including subsea production technology, to reduce our capital expenditures and accelerate the commencement of production; and

     o use the strong business relationships that we have developed with service companies to reduce our costs.

         MANAGE DEEPWATER RISKS THROUGH COMPLEMENTARY OPERATIONS AND RISK SPREADING. A key to our strategy is managing our deepwater exploration risks through complementary operations and risk spreading. To further this strategy, we intend to continue to:

     o complement our exploration activities by developing exploitation projects, such as the Pluto project, and making strategic acquisitions of additional deepwater interests;

     o maximize production from our proved onshore and shallow water properties to supplement our cash flow;

     o maintain a risk-weighted, diversified portfolio of drilling opportunities; and

     o sell a portion of our working interests to industry partners, typically on a promoted basis, where all or a portion of our costs are paid by partners.

        APPLY OUR DEEPWATER OPERATIONAL EXPERTISE. We intend to use our deepwater staff's expertise to continue to:

     o develop practical and proven technical solutions to drilling, development and production problems; and

     o shorten project cycle times and manage risks by using proven equipment and procedures, matching the facilities to the reservoir, focusing on full cycle costs and leveraging off the experience of our vendors.

(c) RESERVES

        The following table sets forth certain information with respect to our proved reserves by geographic area as of December 31, 1999. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission which requires the application of year-end prices for each year, held constant throughout the projected reserve life. The reserve information as of December 31, 1999 is based upon a reserve report prepared by the independent petroleum consulting firm of Ryder Scott Company. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Therefore, without reserve additions in excess of production through successful exploration and development activities, the Company"s reserves and production will decline. See Note 9 to the Financial Statements included elsewhere in this annual report for a discussion of the risks inherent in oil and natural gas estimates and for certain additional information concerning the proved reserves.


                                                         As of December 31, 1999
                                      ------------------------------------------------------------------
                                                           Present Value of
                                                                         Estimated Future Net Revenues(1)
                                          Proved Reserve Quantities      -------------------------------
                                      -------------------------------         Dollars in millions
                                        Oil      Natural Gas    Total    -------------------------------
Geographic Area                       (MMBbls)      (Bcf)      (Bcfe)    Developed   Undeveloped   Total
---------------                       --------      -----      ------    ---------   -----------  ------
Deepwater Gulf .................         4.3        62.5        88.4      $ 83.7      $ 34.9      $118.6
Gulf Shallow Water and
      Gulf Coast Onshore .......         0.8        32.7        37.5        49.9         4.3        54.2
Permian
Basin ..........................         4.8        23.6        52.5        20.1        18.3        38.4
                                      ------      ------      ------      ------      ------      ------
Total ..........................         9.9       118.8       178.4      $153.7      $ 57.5      $211.2
                                      ======      ======      ======      ======      ======      ======
Proved Developed Reserves ......         3.8        82.8       105.6      $153.7
                                      ======      ======      ======      ======

(1) Discounted (at 10%) present value as of December 31, 1999 (year-end prices held constant excluding hedging activities).

         Our estimates of proved reserves set forth in the foregoing table do not differ materially from those filed by us with other federal agencies.

(d) OIL AND GAS PROPERTIES

         (i) SIGNIFICANT PROPERTIES WITH PROVED RESERVES AS OF DECEMBER 31, 1999

         We own oil and gas properties, both producing and for future exploration and development, onshore in Texas and offshore in the Gulf, primarily in federal waters. Our 11 largest producing properties, as shown in the following table, accounted for approximately 90% of the Company's proved reserves as of December 31, 1999.

                                                                                                             DATE             NET
                                                                   MARINER    APPROXIMATE                  PRODUCTION        PROVED
                                                                   WORKING       WATER      PRODUCING      COMMENCED/       RESERVES
                                              OPERATOR             INTEREST   DEPTH (FEET)   WELLS          EXPECTED         (BCFE)
                                              --------             --------   ------------  ---------      ----------       --------
DEEPWATER GULF:
  Mississippi Canyon 718
     (Pluto) ...........................      Mariner             37%/51%(1)      2,710         1         December 1999        26.6
  Ewing Bank 966 (Black
     Widow) ............................      Mariner                 69%         1,850        --      Fourth quarter 2000     21.4
  Garden Banks 73 (Apia)  ..............      Mariner                100%           700        --      Second quarter 2000     17.6
  Garden Banks 367
     (Dulcimer) ........................      Mariner               41.7%         1,100         1          April 1999          14.9
  Garden Banks 240
     (Mustique) ........................      Mariner                 33%           830         1         January 1996          2.8
  Green Canyon 136
     (Shasta) ..........................      Texaco                  25%         1,040         1         November 1995         1.7
GULF SHALLOW WATER AND GULF
COAST ONSHORE:
  Brazos A-105 .........................      Spirit Energy         12.5%           192         5         January 1993         11.1
  Galveston 151
     (Rembrandt) .......................      Mariner               33.3%            50         3         November 1996         6.8
  Sandy Lake Field .....................      Mariner             50%/33%(2)    Onshore         3          August 1994          3.9
  Matagorda Island 683, 703 ............      Vastar                  25%           112         4          March 1993           3.6
PERMIAN BASIN OF WEST TEXAS:
  Spraberry Aldwell Unit ...............      Mariner               70.3%(3)    Onshore        82             1949             52.5
OTHER FIELDS ...........................        --                    --           --          --              --              15.5
                                                                                                                              -----
TOTAL PROVED RESERVES ..................                                                                                      178.4
                                                                                                                              -----

----------

(1) We have a 37% working interest before project payout and a 51% working interest after project payout.

(2) We have a 50% working interest in three production units in the Sandy Lake Field, a 40% working interest in a fourth unit and a 33% interest in the fifth unit.

(3) We operate the unit and own working interests in individual wells ranging from approximately 33% to 84%.

Following is additional information regarding the properties in the table shown above.

PRINCIPAL OIL AND NATURAL GAS PROPERTIES

DEEPWATER GULF OF MEXICO

         Mississippi Canyon 718 (Pluto). We acquired a 30% interest in this project in 1997, two years after British Petroleum discovered gas on the project. We later increased our ownership to 97%, acquiring operatorship and gaining overall control of project planning and implementation. In 1998, we increased our working interest to 100% and submitted a Deepwater Royalty Relief application that was granted in July 1999. In June 1999, we sold a 63% working interest in the project to Burlington Resources, Inc., reducing our working interest to 37%. After project payout, our working interest increases to 51% and Burlington's working interest decreases to 49%. We developed the field with a single subsea well which is located in the deepwater Gulf approximately 150 miles southeast of New Orleans, Louisiana at a water depth of 2,700 feet and a flow line tied back approximately 29 miles to a production platform on the shelf. Production began on December 29, 1999, and production was reduced or curtailed during January and February while start-up problems were resolved. As of early March 2000, gross production was approximately 65 million cubic feet of natural gas per day and 10,500 barrels of oil per day. As of December 31, 1999, the field had estimated net proved reserves of 26.6 Bcfe, 72% of which was natural gas.

         Ewing Bank 966 (Black Widow). We generated the Black Widow prospect and acquired it at a federal offshore Gulf lease sale in March 1997. We operate and have a 69% working interest in this project, which is located in the deepwater Gulf approximately 130 miles south of New Orleans, Louisiana at a water depth of approximately 1,850 feet. In early 1998, we drilled a successful exploration well on the prospect. We expect the well to commence production in the fourth quarter of 2000 via subsea tieback to an existing platform at an estimated rate of 6,000 to 8,000 Bbls of oil per day. Estimated net proved reserves from Black Widow were approximately 21.4 Bcfe, 85% of which was oil, as of December 31, 1999.

         Garden Banks 73 (Apia). We generated the Apia prospect and acquired it in a federal offshore lease sale in August 1998. We operate and own a 100% working interest in this project which is located offshore Louisiana in a water depth of approximately 700 feet. In September of 1999 we drilled a successful exploration well which encountered 102 net feet gas pay in a single zone. The field is being developed by the single subsea well tied back to a host platform approximately three miles from the well. We expect to initiate production in the second quarter of 2000 at an estimated rate of 25 to 30 MMcf of natural gas per day. The field had net proved reserves of 17.6 Bcfe, all of which was natural gas, as of December 31, 1999.

         Garden Banks 367 (Dulcimer). We generated the Dulcimer prospect and acquired it at a federal offshore Gulf lease sale in September 1996. The well is located in the deepwater Gulf approximately 170 miles south of Lake Charles, Louisiana at a water depth of approximately 1,100 feet. We operate and have a 42% working interest in the property. In late 1997, we drilled a successful exploration well in two productive intervals between 9,900 feet and 10,500 feet. The well commenced production in April 1999, after tieback to a production platform located approximately 14 miles from the well. As of December 31, 1999, the field had produced 4.8 Bcfe net to us. The field had estimated net proved reserves of 14.9 Bcfe, 99% of which was natural gas, as of December 31, 1999, and had an estimated remaining life of approximately six years.

         Garden Banks 240 (Mustique). We generated the Mustique prospect and acquired it through a swap transaction with Shell Oil Company. Mustique is located offshore Louisiana in a water depth of approximately 830 feet. We own a 33% working interest in and operate this single well subsea development. The well is tied back via a subsea flowline to a Chevron-operated platform approximately 11 miles from the wellsite, where its production is commingled and marketed with Chevron's production. Initial production was in January 1996. As of December 31, 1999, the field had produced 6.9 Bcfe net to us. Remaining net proved reserves were estimated to be 2.8 Bcfe, 96% of which was natural gas, and the estimated remaining field life was approximately five years.

         Green Canyon 136 (Shasta). We generated the Shasta prospect and obtained it in a farmout agreement with Texaco, Inc. Shasta is located offshore Louisiana in water depths of 840 to 1,040 feet. We operated subsea development of this project from planning through drilling and equipment installation until the date of first production. Following completion of this development, Texaco assumed operation of the project. We own a 25% working interest in this one-well subsea development that is tied back via subsea flowline to a Texaco-operated platform approximately ten miles from the well sites. At the platform, production is commingled and marketed with Texaco's production. Initial production was in November 1995. As of December 31, 1999, the field had produced
10.9 Bcfe net to us. Remaining net proved reserves were estimated to be 1.7 Bcfe, 99% of which was natural gas, and the estimated remaining field life was approximately three years.

GULF SHALLOW WATER AND GULF COAST ONSHORE

         Brazos A-105. We generated the Brazos A-105 prospect and own a 13% working interest in this Spirit Energy-operated property, which commenced production in January 1993. Five wells exploit a single reservoir. No additional wells are currently anticipated. The field has produced 23.2 Bcfe net to us from its inception through December 31, 1999. The field had an estimated remaining economic life of eight years and estimated remaining net proved reserves of 11.1 Bcfe as of December 31, 1999.

         Galveston 151 (Rembrandt). We generated the Rembrandt prospect and acquired it at a federal offshore Gulf of Mexico lease sale in September 1995. In late 1996, we drilled a successful exploration well on the prospect. In June 1998, we drilled a second successful well on the prospect in a separate fault block adjacent to the initial discovery well. The second well commenced production in August 1998. We drilled a third successful well in another fault block on the prospect in 1998 and commenced production in November 1998. We operate and have a 33% working interest in this project, which is located offshore Texas at a water depth of approximately 50 feet. The field has produced
6.5 Bcfe net to us since its inception through December 31, 1999. The field had estimated net proved reserves of 6.8 Bcfe, 79% of which was natural gas, as of December 31, 1999, and the estimated remaining field life was approximately six years.

         Sandy Lake Field. We generated the Sandy Lake prospect, located in the Pine Island Bayou Field, and commenced production there in August 1994. We operate the field and own 33% to 50% working interest in the producing wells. The majority of the 4,680-acre property is located within the city limits of Beaumont, Texas. Nine productive wells have been drilled thus far, three of which are producing. The field has produced a total of 34.0 Bcfe net to us as of December 31, 1999. The estimated remaining field life is four years and estimated net proved reserves are 3.9 Bcfe as of December 31, 1999.

         Matagorda Island 683,703. We acquired Matagorda Island blocks 683 and 703 as part of a bid group and commenced production in March 1993. We own a 25% working interest in the two 5,760-acre, Vastar Resources, Inc.-operated blocks. Four successful wells have been drilled on the property and no additional drilling is currently planned. However, a significant portion of the field's remaining reserves are non-producing. We expect to access these reserves by workover operations in the next six to 12 months. The field has produced, as of December 31, 1999, a total of 10.1 Bcfe net to us. The field had an estimated remaining life of four years and estimated net proved reserves of 3.6 Bcfe.

PERMIAN BASIN OF WEST TEXAS

         Spraberry Aldwell Unit. We acquired our interest in the Spraberry Aldwell Unit, located in Reagan County, Texas, in 1985. The 18,250-acre unit is located in the heart of the Spraberry Trend southeast of Midland, Texas and has produced oil since 1949. We operate the unit and own working interests in individual wells ranging from approximately 33% to 84%. We initiated an infill drilling program in 1987 innovatively commingling the unitized Spraberry formation with the non-unitized Dean formation. To date, 72 infill wells have been drilled resulting in 71 productive wells. Currently there are a total of 82 producing wells in the unit. Depending on, among other things, the future prices of oil and natural gas, we may drill 20 to 40 additional infill wells, bringing proved undeveloped reserves into production, in the next two to four years at a projected cost of approximately $340,000 to $400,000 per well. We estimate that the field's remaining net proved reserves as of December 31, 1999 were 52.5 Bcfe. We believe that the field's potential for continued economic oil production exceeds 40 years.

         (ii) OTHER SIGNIFICANT PROPERTIES

         No proved reserves had yet been recorded from the following discoveries.

         Mississippi Canyon 305 (Aconcagua). We generated the Aconcagua prospect and acquired it at a federal offshore Gulf lease sale in March 1998. During the first quarter of 1999, the operator, Elf Exploration, drilled a successful exploration well on the prospect, on which our share of the drilling cost was paid by one of our partners. The well logged multiple pay sands, which are geological formations where deposits of oil or gas are found in commercial quantities, and we encountered additional sands with productive potential. The well is located 40 miles from the shelf edge in 7,100 feet of water approximately 150 miles southeast of New Orleans. Elf Exploration began drilling an appraisal well in March of 2000. We hold a 25% working interest in the block, and we anticipate a determination of proved reserves and the development plan when drilling of the appraisal well is completed, which is expected in the second quarter of 2000.

         Mississippi Canyon 773 (Devils Tower). We generated the Devils Tower prospect and acquired it in the March 1998 federal lease sale. We are the operator and we hold a 50% working interest in the prospect, which is located approximately 140 miles southeast of New Orleans in 5,600 feet of water. During the fourth quarter of 1999, we drilled a successful exploration well on the prospect, encountering multiple hydrocarbon bearing zones. Casing was run in the well and the well was temporarily suspended. Our share of the drilling cost for the exploration well was paid by our partners in the prospect. Additional drilling is necessary to determine the level of proved reserves on the prospect and the appropriate development plan. The first of potentially two appraisal wells on the prospect is expected to commence in the second quarter of 2000.

         (iii) DISPOSITION OF PROPERTIES

         We periodically evaluate and, when appropriate, sell certain of our producing properties that we consider to be marginally profitable or outside of our areas of concentration. Such sales enable us to maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that we believe have a higher potential financial return. No property dispositions of producing properties were made during 1999.

         (iv) TITLE TO PROPERTIES

         Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. We do not believe that any of these burdens materially interferes with the use of such properties in the operation of our business.

         We believe that we have satisfactory title to or rights in all of our producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. Title investigation is made, and title opinions of local counsel are generally obtained, only before commencement of drilling operations. We believe that title issues generally are not as likely to arise on offshore oil and gas properties as on onshore properties.

(e) PRODUCTION

         The following table presents certain information with respect to oil and natural gas production attributable to our properties, average sales price received and expenses per unit of production during the periods indicated.

                                                                           Year ended December 31,
                                                                  --------------------------------------
                                                                   1999            1998            1997
                                                                  ------          ------          ------
Production:
   Oil (MMbbls) ........................................             0.6             0.8             1.0
   Natural gas (Bcf) ...................................            21.1            19.5            18.0
   Gas equivalent (Bcfe) ...............................            24.9            24.2            23.9

Average sales prices including effects of hedging:
   Oil ($/Bbl) .........................................          $13.65          $12.80          $18.48
   Natural gas ($/Mcf) .................................            2.08            2.39            2.48
   Gas equivalent ($/Mcfe) .............................            2.11            2.34            2.63

Expenses ($/Mcfe):
   Lease operating .....................................            0.46            0.41            0.39
   General and administrative, net (1) .................            0.22            0.20            0.13
   Depreciation, depletion and amortization (2) ........            1.29            1.40            1.33

Cash margin ($/Mcfe) (3) ...............................            1.18            1.47            1.92

(1) Net of overhead reimbursements received from other working interest owners and amounts capitalized under the full cost accounting method.

(2) Excludes impairment of oil & gas properties of $50.8 million and $28.5 million for the years ended December 31, 1998 and 1997, respectively. No impairment was necessary for the year ended December 31, 1999.

(3) Average equivalent gas sales price (including the effects of hedging), minus lease operating and gross general and administrative expenses.

(f) PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and gas wells in which we owned a working interest at December 31, 1999:



                                           Total Productive Wells
                                        --------------------------
                                           Gross            Net
                                        ----------      ----------
              Oil ................              90            62.5
              Gas ................              65            14.0
                                        ----------      ----------

                   Total .........             155            76.5
                                        ==========      ==========

         Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. We have six wells that are completed in more than one producing horizon; those wells have been counted as single wells.

(g) ACREAGE

         The following table sets forth certain information with respect to the developed and undeveloped acreage as of December 31, 1999.

                                                              Developed Acres(1)          Undeveloped Acres (2)
                                                              ---------------------       --------------------
                                                              Gross           Net          Gross         Net
                                                              -----           ---          -----         ---
          Texas (Onshore)...........................          21,512         13,800         3,431        1,748
          All other states (Onshore)................             671            212           644          196
          Offshore..................................         212,291         53,314       383,196      190,162
                                                             -------         ------       -------      -------
               Total................................         234,474         67,326       387,271      192,106
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

(h) DRILLING ACTIVITY

         Certain information with regard to our drilling activity during the years ended December 31, 1999, 1998 and 1997 is set forth below.

                                                                      Year Ended December 31,
                                                    -----------------------------------------------------------
                                                         1999                  1998                   1997
                                                    -------------        --------------         ---------------
                                                    Gross     Net        Gross      Net         Gross       Net
                                                    -----     ---        -----      ---         -----       ---
      Exploratory wells:
          Producing......................            3        1.75          3       1.10           4       1.37
          Dry............................            2        0.50          5       1.54           7       1.60
                                                    --        ----         --      -----          --       ----

              Total......................            5        2.25          8       2.64          11       2.97
                                                    ==        ====         ==      =====          ==       ====

       Development wells:
          Producing......................            8        1.61         19       8.61          11       5.27
          Dry............................            -           -          3       1.13           -          -
                                                    --        ----         --      -----          --       ----

              Total......................            8        1.61         22       9.74          11       5.27
                                                    ==        ====         ==      =====          ==       ====

       Total wells:
          Producing......................           11        3.36         22       9.71          15       6.64
          Dry............................            2        0.50          8       2.67           7       1.60
                                                    --        ----         --      -----          --       ----

              Total......................           13        3.86         30      12.38          22       8.24
                                                    ==        ====         ==      =====          ==       ====

(i) MARKETING, CUSTOMERS AND HEDGING ACTIVITIES

         We market substantially all oil and gas production from properties we operate and from properties operated by others where our interest is significant. The majority our natural gas, oil and condensate production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-sensitive prices. As to gas produced from the Spraberry Aldwell Unit, we have a long-term agreement as to the sale of such gas and the processing thereof which we believe to be competitive. Similarly, we have a gas processing agreement on our gas production from Sandy Lake which we believe has the effect of pricing our gas production favorably compared to market prices at that location. The following table lists customers accounting for more than 10% of our total revenues for the year indicated (a "-" indicates that revenues from the customer accounted for less than 10% of our total revenues for that year).


                                                      Percentage of total revenues
                                                     For the year ended December 31
                                                     -------------------------------
         Customer                                    1999         1998          1997
         --------                                    ----         ----          ----
         Enron North America and affiliates
            (An affiliate of the Company)             26%          15%         18%
         Transco Energy Marketing Company             21%          16%         14%
         Duke Energy                                  13%          29%         19%
         Genesis Crude Oil LP (formerly
              Howell Crude Oil Company)               --           10%         19%


         Due to the nature of the markets for oil and natural gas, we do not believe that the loss of any one of these customers would have a material adverse effect on our financial condition or results of operations.

         Historically, demand for natural gas has been seasonal in nature, with peak demand and typically higher prices occurring during the colder winter months.

         From time to time, we have utilized hedging transactions with respect to a portion of our oil and gas production to reduce our exposure to price fluctuations and to achieve a more predictable cash flow. We do not engage in hedging activities for speculative purposes. We customarily conduct our hedging strategy through the use of swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. During 1999, approximately 85% of our equivalent production was subject to hedge positions.

         The following table sets forth our open hedge positions as of December 31, 1999.


                                                                                         PRICE
                                                            NOTIONAL          --------------------------------
                      TIME PERIOD                          QUANTITIES         FLOOR       CEILING        FIXED
                      -----------                          ----------         -----       -------        -----
         NATURAL GAS (MMBTU)
           January 1 - March 31, 2000
                Collar purchased                               5,460         $ 2.00      $ 2.70
                Fixed price swap purchased                     3,550                                    $2.18
                Market sensitive swap sold                    (1,820)                                    2.60

           April 1 - December 31, 2000
                Collar purchased                               2,263           2.25      $ 2.49
                Fixed price swap purchased                     7,445                                     2.18

            January 1 - December 31, 2001
                Fixed price swap purchased                     4,501                                     2.18

            January 1 - December 31, 2002
                Fixed price swap purchased                     1,831                                     2.18

         CRUDE OIL  (MBBLS)
            January 1 - December 31, 2000
                Fixed price swap purchased                     1,482                                    18.66

          Hedging arrangements for 2000, 2001 and 2002 cover approximately 65%, 10% and 3% of our anticipated equivalent production, respectively. Hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances where our production, which is in effect hedged, is less than expected or where there is a sudden, unexpected event materially impacting prices. Our Revolving Credit Facility (see Note 3 of the financial statements) places certain restrictions on our use of hedging. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"Changes in Prices and Hedging Activities".

(j) COMPETITION

         We believe that the locations of our leasehold acreage, our exploration, drilling and production capabilities, and our experience generally enable us to compete effectively. However, our competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our larger competitors possess and employ financial and personnel resources substantially greater than those available to us. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to discover reserves in the future is dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry.

(k) ROYALTY RELIEF

         The Outer Continental Shelf Deep Water Royalty Relief Act (the "RRA"), signed into law on November 28, 1995, provides that all tracts in the Gulf of Mexico west of 87 degrees, 30 minutes West longitude in water more than 200 meters deep offered for bid within five years of the RRA will be relieved from normal federal royalties as follows:

         WATER DEPTH                                             ROYALTY RELIEF
    -------------------                                          --------------
    200-400 meters..........................   no royalty payable on the first 105 Bcfe produced
    400-800 meters..........................   no royalty payable on the first 315 Bcfe produced
    800 meters or deeper....................   no royalty payable on the first 525 Bcfe produced

         The RRA also allows mineral interest owners the opportunity to apply for royalty relief for new production on leases acquired before the RRA was enacted. If the United State Minerals Management Service determines that new production would not be economical without royalty relief, then a portion of the royalty may be relieved to make the project economical.

         The impact of royalty relief is significant, as normal royalties for leases in water depths of 400 meters or less is 16.7% and normal royalties for leases in water depths greater than 400 meters is 12.5%. Royalty relief can substantially improve the economics of projects in deep water. We have acquired 50 new deepwater leases that are qualified for royalty relief and have received royalty relief on the four lease blocks comprising the Pluto project.

(l) REGULATION

         Our operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability. However, we do not believe that it is affected in a significantly different manner by these regulations than are our competitors in the oil and natural gas industry.

         (i) TRANSPORTATION AND SALE OF NATURAL GAS

         The FERC regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of gas produced by us and the revenues received by us for sales of such natural gas. In 1985, the FERC adopted policies that make natural gas transportation accessible to natural gas buyers and sellers on an open-access, non-discriminatory basis. The FERC issued Order No. 636 on April 8, 1992, which, among other things, prohibits interstate pipelines from tying sales of gas to the provision of other services and requires pipelines to "unbundle" the services they provide. This has enabled buyers to obtain natural gas supplies from any source and secure independent delivery service from the pipelines. All of the interstate pipelines subject to FERC's jurisdictions are now operating under Order No. 636 open access tariffs. On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking regarding the regulation of short term natural gas transportation services. In a related initiative, FERC issued a Notice of Inquiry on July 29, 1998 seeking input from natural gas industry players and affected entities regarding virtually every aspect of the regulation of interstate natural gas transportation services. As a result, the FERC issued Order No. 637 (final rule on February 9, 2000) amending its transportation regulation in response to the growing development of more competitive markets for natural gas and the transportation of natural gas. Order No. 637 revises the regulatory framework to improve the efficiency of the natural gas market and provide captive customers with the opportunity to reduce their cost of holding long-term pipeline capacity. The rate revises the FERC's pricing policy to enhance market efficiency for short term released capacity and permit pipelines to file for peak and off-peak and term differentiated rate structures. Order No. 637 further improves the Commission's reporting requirements and permits more effective monitoring of the natural gas market.

         Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective or their effect, if any, on our operations. The natural gas industry historically has been closely regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

         (ii) REGULATION OF PRODUCTION

         The production of oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas we can produce from our wells and to limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

         Most of our offshore operations are conducted on federal leases that are administered by the United States Minerals Management Service (the "MMS") and are required to comply with the regulations and orders promulgated by MMS. Among other things, we are required to obtain prior MMS approval for our exploration plans and our development and production plans for these leases. The MMS regulations also establish construction requirements for production facilities located on our federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Under certain circumstances, the MMS could require us to suspend or terminate our operations on a federal lease.

         In addition, a portion of our Sandy Lake Properties are located within the boundaries of the Big Thicket National Preserve (the "BTNP"), which is under the jurisdiction of the United States National Park Service (the "NPS"). Our operations within the BTNP must comply with regulations of the NPS. In general, these regulations require us to obtain NPS approval of a plan of operations for any activity within the BTNP or to demonstrate that a waiver of a plan of operations is appropriate. Compliance with these regulations increases our cost of operations and may delay the commencement of specific operations.

         (iii) ENVIRONMENTAL REGULATIONS

         GENERAL. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs. In particular, our exploration, development and production operations, activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. As with the industry generally, compliance with existing regulations increases our overall cost of business. Such areas affected include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities.

         SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance". We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

         We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

         OIL POLLUTION ACT OF 1990. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose liability on "responsible parties" for damages resulting from crude oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. Liability under the OPA is strict, joint and several, and potentially unlimited. A "responsible party" includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35 million ($10 million if the offshore facility is located landward of the seaward boundary of a state) to cover liabilities related to a crude oil spill for which such person is statutorily responsible. The amount of required financial responsibility may be increased above the minimum amounts to an amount not exceeding $150 million depending on the risk represented by the quantity or quality of crude oil that is handled by the facility. The MMS has promulgated regulations that implement the financial responsibility requirements of the OPA. A failure to comply with the OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under the OPA and we believe that compliance with the OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.

         CLEAN WATER ACT. The Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), imposes restrictions and controls on the discharge of produced waters and other oil and gas wastes into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into certain coastal and offshore water. The Clean Water Act provides for civil, criminal and administrative penalties for unauthorized discharges for oil and other hazardous substances and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. Comparable state statutes impose liabilities and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other hazardous substances, into state waters. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

         RESOURCES CONSERVATION RECOVERY ACT. The Resource Conservation Recovery Act ("RCRA") is the principle federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

(m) EMPLOYEES

         As of December 31, 1999, we had 74 full-time employees. Our employees are not represented by any labor union. We consider relations with our employees to be satisfactory. We have never experienced a work stoppage or strike.

ITEM 3.  LEGAL PROCEEDINGS

         During the fourth quarter of 1999, Noble Drilling Corporation filed a lawsuit against us and Samedan Oil Corporation for breach of contract regarding the use of Noble's newly converted semisubmersible deepwater drilling rig, the Noble Homer Ferrington. Subsequent to year-end, we executed a settlement agreement with Noble Drilling dismissing us from the lawsuit. Additionally, we executed agreements with Noble Drilling whereby we agreed to use the Noble Homer Ferrington for a minimum of 660 days over a five-year period at market-based day rates for comparable drilling rigs in comparable water depths subject to a floor day rate ranging from $65,000 to $125,000. In exchange for the market-based day rates, Noble Drilling was assigned working interests in seven of our deepwater exploration prospects. We will pay Noble Drilling's share of the costs of drilling the initial test well on each of these prospects.

         In the ordinary course of business, we are a claimant and/or a defendant in various other legal proceedings, including proceedings as to which we have insurance coverage, in which the exposure, individually and in the aggregate, is not considered material to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  MARKET FOR REGISTRANT"S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for our common stock, our only class of equity securities.

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

         The information below should be read in conjunction with Item 7 "Management"s Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8 of this report. The following table sets forth selected financial data for the periods indicated.

                                                                                                    PREDECESSOR COMPANY (1)
                                                                                             -------------------------------------
(ALL AMOUNTS IN MILLIONS)                        YEAR            YEAR         YEAR            9 MOS.        3 MOS.          YEAR
                                                 ENDED          ENDED         ENDED           ENDED         ENDED           ENDED
STATEMENT OF OPERATIONS DATA:                   12/31/99       12/31/98      12/31/97        12/31/96      12/31/96       12/31/95
                                                --------       --------      --------        --------      --------       --------
    Total revenues                             $   52.5       $   56.7       $   62.8       $   47.1       $   13.3       $   32.3
    Lease operating expenses                       11.5            9.9            9.4            6.5            2.4            6.4
    Depreciation, depletion and
        amortization                               32.1           33.8           31.7           24.8            6.3           15.6
    Impairment of oil and gas properties             --           50.8           28.5           22.5             --             --
    Provision for litigation                         --            2.8             --             --             --             --
    General and administrative expenses             5.4            4.8            3.2            2.4            0.7            2.0
                                               --------       --------       --------       --------       --------       --------
        Operating income (loss)                     3.5          (45.4)         (10.0)          (9.1)           3.9            8.3


    Interest income                                  --            0.3            0.5            0.5            2.2            9.3
    Interest expense                              (13.5)         (13.3)         (10.7)          (7.7)          (3.4)         (12.8)
    Write-off of bridge loan fees                    --             --             --           (2.4)            --             --
                                               --------       --------       --------       --------       --------       --------
        Income (loss) before income taxes         (10.0)         (58.4)         (20.2)         (18.7)           2.7            4.8
    Provision for income taxes                       --             --             --             --             --            0.3
                                               --------       --------       --------       --------       --------       --------
        Net income (loss)                      $  (10.0)      $  (58.4)      $  (20.2)      $  (18.7)      $    2.7       $    4.5
                                               ========       ========       ========       ========       ========       ========


CAPITAL EXPENDITURE AND DISPOSAL DATA:
    Exploration, incl. leasehold/seismic       $   24.0       $   78.8       $   49.0       $   31.9       $    4.9       $   17.5
    Development and other                          57.5           63.1           19.9            7.0            2.6           24.3
                                               --------       --------       --------       --------       --------       --------
        Total capital expenditures             $   81.5       $  141.9       $   68.9       $   38.9       $    7.5       $   41.8
                                               ========       ========       ========       ========       ========       ========
    Proceeds from disposals                    $   19.8             --             --            7.5             --       $   20.7
                                               ========       ========       ========       ========       ========       ========


BALANCE SHEET DATA (AT END OF PERIOD):
    Oil and gas properties, net, at full
       cost                                    $  263.6       $  233.3       $  175.7       $  166.6       $  127.1       $  125.8
    Long-term receivable from affiliates             --             --             --             --          104.0          106.0
    Total assets                                  297.5          262.3          212.6          196.8          254.3          250.7
    Long-term debt, less current                  167.3          124.6          113.6           99.5          162.5          162.5
       maturities
    Stockholder's equity                           65.0           27.5           57.2           77.1           71.9           69.3

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

ITEM 7. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) INTRODUCTION

         The following discussion is intended to assist in an understanding of our financial position and results of operations for each of the three years in the period that began January 1, 1997 and ended December 31, 1999. This discussion should be read in conjunction with the information contained in the financial statements included elsewhere in this annual report. All statements other than statements of historical fact included in this annual report, including, without limitation, statements contained in this "Management"s Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of management for future operations and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

(b) GENERAL

         We are an independent oil and natural gas exploration, development and production company with principal operations in the Gulf and along the U.S. Gulf Coast. Our strategy is to increase reserves, production and cash flow primarily through the drillbit with a heavy emphasis on the deepwater Gulf.

         During 1999 we:

     o drilled five exploratory wells, with three successes, in the deepwater Gulf of Mexico, including our potentially significant Aconcagua and Devils Tower prospects, making us seven of twelve in deepwater Gulf exploratory test wells drilled since the acquisition from Hardy;

     o commenced production from two significant deepwater projects; Dulcimer in April 1999 and Pluto in December 1999;

     o sold a 63% interest in the Pluto deepwater exploitation project to Burlington Resources, retaining a 37% working interest, which will increase to 51% after payout;

     o added proved reserves of 31.5 Bcfe before the partial sale of the Pluto project, which were approximately 127% of our 1999 production of
          24.9 Bcfe;

     o added three deepwater blocks from success at the March 1999 Gulf lease sale, giving us 118 blocks in the Gulf with 72 in the deepwater Gulf as of December 31, 1999.

         We expect capital expenditures for 2000, net of proceeds from unproved property dispositions, to be approximately $75 million, which we intend to use to explore, develop and continue to build our prospect inventory. We expect to fund our capital expenditures by a combination of internally generated cash flow, proceeds from sales of partial interests in unproved properties, contributions from our parent company and borrowings against our Revolving Credit Facility.

         Our revenue, profitability, access to capital and future rate of growth are heavily influenced by the price we receive for our production. The markets for oil, natural gas and natural gas liquids have been historically volatile and may continue to be volatile in the future. We regularly enter into hedging transactions for our oil and natural gas production and intend to continue doing so. These transactions may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the hedges. These hedges also may expose us to the risk of financial loss in some circumstances, including possibly instances in which our production is less than expected or there is an unexpected event materially affecting prices.

         Another significant factor affecting us will be competition, both from other sources of energy such as electricity and from within the industry. Many of our larger competitors possess and employ financial and personnel resources substantially greater than those available to us, which can be particularly important in deepwater Gulf activities. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit.

         We use the full cost method of accounting for our investments in oil and natural gas properties. Under this methodology, all costs of exploration, development and acquisition of oil and natural gas reserves are capitalized into a "full cost pool" as incurred and properties in the pool are depleted and charged to operations using the unit-of-production method based on a ratio of current production to total proved oil and natural gas reserves. To the extent that capitalized costs less deferred applicable taxes exceed the present value, using a 10% discount rate, of estimated future net cash flows from proved oil and natural gas reserves and the lower of cost or fair market value of unproved properties, the excess costs are charged to operations. Capitalized costs are net of accumulated depreciation, depletion and amortization. If a writedown were required, it would result in a charge to earnings but would not have an impact on cash flows.

         Our results of operations may vary significantly from year to year based on the factors discussed above and on other factors such as exploratory and development drilling success, curtailments of production due to workover and recompletion activities and the timing and amount of reimbursement for overhead costs we receive from co-owners. Therefore, the results of any one year may not be indicative of future results.

(c)  RESULTS OF OPERATIONS

         The following table repeats certain operating information found in Item
2. of this report with respect to oil and natural gas production, average sales price received and expenses per unit of production during the periods indicated.

                                                                                Year ended December 31
                                                                       ------------------------------------

                                                                         1999          1998           1997
                                                                       --------      --------      --------
Production:
   Oil (MMbbls) .................................................           0.6           0.8           1.0
   Natural gas (Bcf) ............................................          21.1          19.5          18.0
   Gas equivalent (Bcfe) ........................................          24.9          24.2          23.9

Average sales prices including effects of hedging:
   Oil ($/Bbl) ..................................................      $  13.65      $  12.80      $  18.48
   Natural gas ($/Mcf) ..........................................          2.08          2.39          2.48
   Gas equivalent ($/Mcfe) ......................................          2.11          2.34          2.63

Expenses ($/Mcfe):
   Lease operating ..............................................          0.46          0.41          0.39
   General and administrative, net ..............................          0.22          0.20          0.13
   Depreciation, depletion and amortization
   (excluding impairments) ......................................          1.29          1.40          1.33

    (i)   1999 COMPARED TO 1998

         NET PRODUCTIOn increased 3% to 24.9 Bcfe for 1999 from 24.2 Bcfe for 1998. Production from our offshore Gulf properties increased to 18.2 Bcfe in 1999 from 13.1 Bcfe in 1998, as a result of production commencing from a new well in the Dulcimer field located in Garden Banks block 367 and two new wells in the Rembrandt field located in Galveston block 151. This increase was offset by less than expected production from our Sandy Lake field onshore Texas.

         HEDGING ACTIVITIES in 1999 decreased our average realized natural gas price received by $0.32 per Mcf and revenues by $6.7 million, compared with an increase of $0.12 per Mcf and revenues of $2.3 million in 1998. Our hedging activities with respect to crude oil during 1999 reduced the average sales price received by $3.42 per Bbl and revenues by $2.2 million. There were no oil hedges in 1998.

         OIL AND GAS REVENUES decreased 7% to $52.5 million for 1999 from $56.7 million for 1998, due to a 10% decrease in realized prices to $2.11 per Mcfe in 1999 from $2.34 per Mcfe in 1998.

         LEASE OPERATING EXPENSES increased 16% to $11.5 million for 1999 from $9.9 million for 1998 due to the higher offshore production discussed above and well workovers on three offshore wells and two wells in our Sandy Lake field.

         DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE decreased 5% to $32.1 million for 1999 from $33.8 million for 1998 as a result of the decrease in the unit-of-production depreciation, depletion and amortization rate to $1.29 per Mcfe from $1.40 per Mcfe. This decrease was offset in part by a 3% increase in equivalent volumes produced. The lower rate for 1999 was primarily due to the $50.8 million non-cash full cost ceiling test impairment recorded in 1998. No impairment was necessary for 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements we received from other working interest owners, increased 14% to $5.4 million for 1999 from $4.7 million for 1998 due to increased personnel-related costs in 1999 required for us to pursue our deepwater Gulf exploration and development plan.

         INTEREST EXPENSE for 1999 increased 1% to $13.5 million from $13.4 million for 1998.

         INCOME (LOSS) BEFORE INCOME TAXES decreased to a loss of $10.0 million for 1999 from a loss of $58.4 million in 1998 as a result of a $50.8 million full cost ceiling test impairment, offset in part by oil and gas revenue decreases and increased expenses discussed above.

    (ii)  1998 COMPARED TO 1997

         NET PRODUCTION increased 1% to 24.2 Bcfe in 1998 from 23.9 Bcfe in 1997. Natural gas production increased by 1.4 Bcf, or 8%, to 19.5 Bcf from 18.0 Bcf. Gas production from offshore properties decreased 0.3 Bcf or 3%, primarily due to the natural production decline offset by the addition of two offshore properties, while gas production from onshore properties increased 1.8 Bcf or 32%.

         OIL AND GAS REVENUES for 1998 decreased by $6.1 million, or 10%, compared to 1997 due to decreased oil and gas sales prices partially offset by the production increase described above. The average realized sales price of natural gas decreased 4%, to $2.39 per Mcf in 1998 from $2.48 per Mcf in 1997, while the average realized oil sales price decreased by 31% to $12.80 per Bbl in 1998 from $18.48 per Bbl in 1997.

         HEDGING ACTIVITIES in 1998, with respect to the average realized natural gas sales price received, increased by $0.12 per Mcf and revenues by $2.3 million. In 1997, natural gas hedging activities decreased the average realized natural gas sales price received by $0.22 per mcf and revenues by $3.9 million. There were no hedging activities for oil in 1998. Our hedging activities with respect to crude oil during 1997 reduced the average sales price received by $0.63 per Bbl and revenues by $0.6 million. During 1998, approximately 40% of our equivalent production was subject to hedge positions compared to 60% in 1997.

         LEASE OPERATING EXPENSES increased 5% to $9.9 million for 1998 from $9.4 million for 1997. Lease operating expense per Mcfe increased to $0.41 per Mcfe for 1998 from $0.39 per Mcfe for 1997, due to higher fixed costs associated with offshore properties.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (DD&A) increased 7% to $33.8 million for 1998, from $31.7 million for 1997, as a result of a 5% increase in the unit-of-production depreciation, depletion and amortization rate to $1.40 per Mcfe from $1.33 per Mcfe, due to increased drilling and completion costs, and a 1% increase in equivalent volumes produced.

         IMPAIRMENT OF OIL AND GAS PROPERTIES of $50.8 million was recorded in the fourth quarter of 1998 for a non-cash full cost ceiling test impairment using prices in effect at December 31, 1998. During the first quarter of 1997, a $28.5 million non-cash full cost ceiling writedown was also recorded due to low commodity prices in effect as of the end of that period.

         GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by us from other working interest owners on properties operated by us, increased 49% to $4.7 million in 1998, up from $3.2 million in 1997, due primarily to higher employment levels to build the necessary expertise for Deepwater Gulf projects and related office costs in 1998. General and administrative expense increased $0.07 per Mcfe from 1997 to 1998. In addition, during 1998 the Company recognized a one-time charge of $2.8 million relating to litigation expense.

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

(d) LIQUIDITY AND CAPITAL RESOURCES

         (i) CASH FLOWS

         Liquidity is a company"s ability to generate cash to meet its needs for cash. As of December 31, 1999, we had a working capital deficit of approximately $32.3 million, compared with a working capital deficit of $83.8 million as of December 31, 1998. The decreased working capital deficit was a result of the reclassification during 1999 of our Revolving Credit Facility to a long-term liability, based on its revised maturity date of October 1, 2002. This decrease was offset in part by increased accounts payable at year-end compared to the prior year due to a higher level of drilling and completion activity.

         We will require a significant amount of capital to develop our properties in order to achieve higher levels of production and cash flow. To obtain the necessary funds to reduce the working capital deficit and continue our planned capital expenditure program, in March 2000, our parent company, Mariner Energy LLC (LLC), agreed to a financing arrangement with Enron North America Corp. (ENA). As part of that arrangement, LLC will provide $55 million of equity capital to us to allow us to repay an existing $25 million short-term credit facility with ENA and to provide approximately $30 million of additional capital. Our remaining capital needs are expected to be met by a combination of internally generated cash flows, proceeds from the sale of partial interests in unproved properties and borrowings against our Revolving Credit Agreement. There can be no assurances, however, that our access to capital will be sufficient to meet our capital needs.

         We had a net cash inflow of $121,000 in 1999, compared to a net cash outflow of $9.1 million in 1998 and a net cash inflow of $1.7 million in 1997. A discussion of the major components of cash flows for these years follows.

                                                                           1999      1998      1997
                                                                         ------     ------    ------
        Cash flows provided by operating activities (in millions)....... $ 24.4     $ 39.6    $ 52.9

        Cash flows provided by operating activities in 1999 decreased by $15.2 million compared to 1998 due to decreased oil and gas prices and increased lease operating and general and administrative expenses. Cash flows from operating activities in 1998 decreased by $13.3 million from 1997 primarily due to decreased oil and gas prices.

                                                                           1999      1998      1997
                                                                         ------     ------    ------
        Cash  flows  used  in  investing  activities  (in  millions).....$ 61.8     $141.9    $ 68.9

        Cash flows used in investing activities in 1999 decreased by $80.1 million compared to 1998 due to decreased capital expenditures and the sell down of a 63% interest in our Pluto Project. Cash flows used in investing activities in 1998 increased by $73 million compared to 1997 due to increased capital expenditures to acquire leasehold inventory.

                                                                           1999      1998      1997
                                                                         ------     ------    ------
        Cash flows provided by financing activities (in millions)........$ 37.5     $ 93.2    $ 14.3

         Cash flows provided by financing activities in 1999 decreased by $55.7 million compared to 1998 due to a $10.8 million net reduction in borrowings against our Revolving Credit Facility as compared to a $39.4 million increase in borrowings against that facility for the previous year. Cash flows provided by financing activities in 1998 increased by $78.9 million as compared to 1997 due to receiving approximately $28.8 million in equity contributions and $64.4 million from borrowings against our various credit facilities.

         (ii) CHANGES IN PRICES AND HEDGING ACTIVITIES

         The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices from time to time through the use of commodity futures, options and swap agreements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements.

         The following table sets forth the increase or decrease in our oil and gas sales as a result of hedging transactions and the effects of hedging transactions on prices during the periods indicated.

                                                                                   Year Ended December 31
                                                                                 ---------------------------
                                                                                  1999     1998        1997
                                                                                 ------   -------    -------
              Increase (decrease) in natural gas sales (in millions) ..........  $ (6.7)  $   2.3    $ (3.9)
              Increase (decrease) in oil sales (in millions)....................   (2.2)      --       (0.6)
              Effect of hedging transactions on average gas sales price
                    (per Mcf)..................................................   (0.32)     0.12     (0.22)
              Effect of hedging transactions on average oil sales price
                    (per Bbl)...................................................  (3.42)      --      (0.63)

         Hedging arrangements for 1999 covered approximately 85% of our equivalent production for the year. Hedging arrangements for 2000, 2001 and 2002 cover approximately 65%, 10% and 3% of our anticipated equivalent production, respectively.

         The following table sets forth our open hedge positions as of December 31, 1999.

                                                                        PRICE
                                           NOTIONAL         -------------------------------
             TIME PERIOD                  QUANTITIES        FLOOR       CEILING       FIXED        FAIR VALUE
             -----------                  ----------        -----       -------       -----        ----------
                                                                                                  (in millions)
NATURAL GAS (MMBtu)
  January 1 - March 31, 2000
       Collar purchased                       5,460          $2.00      $   2.70                         --
       Fixed price swap purchased             3,550                                 $  2.18             (0.6)
       Market sensitive swap sold            (1,820)                                   2.60             (0.5)

  April 1 - December 31, 2000
       Collar purchased                       2,263           2.25      $   2.49                         --
       Fixed price swap purchased             7,445                                    2.18             (1.7)

   January 1 - December 31, 2001
       Fixed price swap purchased             4,501                                    2.18             (1.3)

   January 1 - December 31, 2002
       Fixed price swap purchased             1,831                                    2.18             (0.5)

CRUDE OIL (MBbls)
  January 1 - December 31, 2000
       Fixed price swap purchased             1,482                                   18.66             (5.6)

         The fair value for our hedging instruments was determined based on brokers' forward price quotes and NYMEX forward price quotes as of December 31, 1999. As of December 31, 1999, a commodity price increase of 10% would have resulted in an unfavorable change in the fair value of our hedging instruments of $7.4 million and a commodity price decrease of 10% would have resulted in a favorable change in the fair value of our hedging instruments of $7.3 million.

         Our senior subordinated notes have a fixed rate and, therefore, do not expose us to risk of earnings loss due to changes in market interest rates. However, we are subject to interest rate risk under our Revolving Credit Facility and our short-term credit facility with ENA. For example a 100 basis point increase in the London Interbank Offered Rate would have increased our 1999 interest expense by $0.7 million. The carrying value of our Revolving Credit Facility and our short-term credit facility with ENA approximates market since these instruments have floating interest rates. The market value of the senior subordinated notes was approximately $92.0 million based on borrowing rates available at December 31, 1999.

         (iii) CAPITAL EXPENDITURES AND CAPITAL RESOURCES

CAPITAL EXPENDITURES AND CAPITAL RESOURCES

         The following table presents major components of our capital and exploration expenditures for each of the three years in the period ended December 31, 1999.

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                     1999          1998           1997
                                                                   -------       --------       --------
  CAPITAL EXPENDITURES (IN MILLIONS):
    Leasehold acquisition-- unproved properties..............      $   3.0       $   43.1       $   21.6
    Leasehold acquisition-- proved properties................          -              -              3.2
    Oil and natural gas exploration..........................         13.5           35.7           27.4
    Oil and natural gas development and other................         45.2           63.1           16.7
                                                                   -------       --------       --------
  TOTAL CAPITAL EXPENDITURES, NET OF PROCEEDS FROM SALES.....      $  61.7       $  141.9       $   68.9
                                                                   =======       ========       ========

         Our capital expenditures for 1999 were $81.5 million, excluding the $19.8 million related to our sale of a 63% working interest in the Pluto project, which was $60.4 million less than 1998. The decrease was primarily a result of lower leasehold acquisition, geological and geophysical, exploratory drilling and development costs as we operated with reduced access to capital. Excluding the Pluto sale, our 1999 capital expenditures included $24.0 million for exploration activities, $48.1 million for development activities and $9.4 million of capitalized indirect costs. Included in exploration expenditures was $8.9 million for lease bonus payments on three deepwater Gulf blocks awarded to us in the March 1999 Central Gulf lease sale.

         Our total capital expenditures for 1998 were $73 million more than 1997. The increase was due primarily to our continued focus on building and evaluating our exploration and exploitation prospect inventory, as evidenced by the increase in both leasehold acquisition of unproved properties and oil and gas exploration, and increased development related spending, both to acquire additional interests in existing proved properties and to develop successful exploratory prospects.

         We expect capital expenditures for 2000, net of proceeds from unproved property dispositions, to be approximately $75 million. We anticipate drilling three or four exploratory wells in the Deepwater Gulf, with a partner paying our share of the cost for one of the wells. Three wells are also planned to appraise our potentially significant deepwater exploratory successes at Aconcagua and Devils Tower, with drilling currently in progress at Aconcagua and planned for the second quarter on Devils Tower.

         Our long-term debt outstanding as of December 31, 1999 was approximately $167.3 million, including $99.7 million of senior subordinated notes, $42.6 million drawn on our Revolving Credit Facility, and $25 million on our senior credit facility. Following our semi-annual borrowing base redetermination completed in October 1999, our borrowing base under the Revolving Credit Facility was reaffirmed at $60 million. Our senior credit facility with ENA will be repaid on April 30, 2000 with proceeds from an equity contribution from our parent company.

         Our Revolving Credit Facility and the senior subordinated notes contain various restrictive covenants that, among other things, restrict the payment of dividends, limit the amount of debt we may incur, limit our ability to make certain loans, investments, enter into transactions with affiliates, sell assets, enter into mergers, limit our ability to enter into certain hedge transactions and provide that we must maintain specified relationships between cash flow and fixed charges and cash flow and interest on indebtedness. In addition, restrictions in the Revolving Credit Facility and the senior subordinated notes effectively restrict us from using our assets or cash flow to satisfy interest or principal payments for our parent's credit facility with Enron.

         In March 2000, the Company received from Mariner Energy LLC a cash contribution of approximately $30 million. This contribution was made from the proceeds of Mariner Energy LLC's three year $112 million term loan with Enron North America Corp. Due to certain restrictions with the Company's Indenture, neither cash flow from operations or from assets sales would be available to repay any portion of this term loan.

         In the second quarter of 1998, management shareholders and an affiliate of Enron contributed $28.8 million of net equity capital, which was used to reduce borrowings on our revolving credit facility and to supplement funding of our 1998 capital expenditure plan.

         In future periods, our capital resources may not be sufficient to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness. We cannot assure you that anticipated growth will be realized, that our business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable us to service our indebtedness or make necessary capital expenditures. In addition, depending on the levels of our cash flow and capital expenditures, we may need to refinance a portion of the principal amount of our senior subordinated debt at or prior to maturity. However, we cannot assure you that we would be able to obtain financing on acceptable terms to complete a refinancing.

         We expect to fund our activities for 2000 through a combination of cash flow from operations, borrowings under our Revolving Credit Facility, sales of partial interests in unproved properties, and equity contributions from our parent. However, we cannot assure you that we will realize our anticipated growth, that our business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable us to service our indebtedness or make necessary capital expenditures.

(e) YEAR 2000 COMPLIANCE

        We were not and do not expect to be impacted by any Year 2000 compliant issues.

(f) RECENT ACCOUNTING PRONOUNCEMENT

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. We will adopt this statement no later than January 1, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - (d) (ii) Changes in Prices and Hedging Activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Index to Financial Statements


                                                                                                                  PAGE
                                                                                                                  ----
        Independent Auditors' Report................................................................................27


        Balance Sheets at December 31, 1999 and 1998................................................................28


        Statements of Operations for the years ended December 31, 1999, 1998 and 1997...............................29


        Statements of Stockholder's Equity for the years ended December 31, 1999, 1998 and 1997.....................30


        Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...............................31


        Notes to Financial Statements...............................................................................32

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Mariner Energy, Inc. (the "Company") as of December 31, 1999 and 1998 and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company"s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Energy, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
March 28, 2000

                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                      December 31,         December 31,
                                                                          1999                 1998
                                                                     --------------       --------------
              ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                        $          123       $            2
    Receivables                                                              23,683               16,387
    Prepaid expenses and other                                                4,891                7,234
                                                                     --------------       --------------
                    Total current assets                                     28,697               23,623
                                                                     --------------       --------------

PROPERTY AND EQUIPMENT:
    Oil and gas properties, at full cost:
              Proved                                                        379,301              316,056
              Unproved, not subject to amortization                          81,897               84,076
                                                                     --------------       --------------
                    Total                                                   461,198              400,132
    Other property and equipment                                              3,982                3,300
    Accumulated depreciation, depletion and amortization                   (199,233)            (167,846)
                                                                     --------------       --------------

                    Total property and equipment, net                       265,947              235,586
                                                                     --------------       --------------

OTHER ASSETS, net of amortization                                             2,868                3,133
                                                                     --------------       --------------

TOTAL ASSETS                                                         $      297,512       $      262,342
                                                                     ==============       ==============
              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $       30,269       $       20,375
Accrued liabilities                                                          25,389               29,082
    Accrued interest                                                          5,329                4,503
    Revolving credit facility                                                    --               53,400
                                                                     --------------       --------------

              Total current liabilities                                      60,987              107,360
                                                                     --------------       --------------
ACCRUAL FOR FUTURE ABANDONMENT COSTS                                          4,226                2,824
LONG-TERM DEBT:
Subordinated notes                                                           99,673               99,624
    Revolving credit facility                                                42,600                   --
    ENA credit facility                                                          --               25,000
    Senior credit facility                                                   25,000                   --
                                                                     --------------       --------------
                    Total long-term debt                                    167,273              124,624
                                                                     --------------       --------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDER'S EQUITY:
    Common stock, $1 par value; 2,000 and 1,000 shares
        authorized, 1,378 and 1,000 shares were issued and
        outstanding at December 31, 1999 and 1998, respectively                   1                    1
    Additional paid-in-capital                                              172,318              124,856
    Accumulated deficit                                                    (107,293)             (97,323)
                                                                     --------------       --------------
                    Total stockholder's equity                               65,026               27,534
                                                                     --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $      297,512       $      262,342
                                                                     ==============       ==============






    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)





                                                        Year                Year              Year
                                                       Ended               Ended              Ended
                                                    December 31,        December 31,       December 31,
                                                       1999                 1998                1997
                                                     ---------           ---------           ---------
REVENUES:

   Oil sales                                         $   8,600           $  10,066           $  18,061

   Gas sales                                            43,868              46,624              44,710
                                                     ---------           ---------           ---------

          Total revenues                                52,468              56,690              62,771
                                                     ---------           ---------           ---------

COSTS AND EXPENSES:

   Lease operating expenses                             11,453               9,858               9,376

   Depreciation, depletion and amortization             32,121              33,833              31,719

   Impairment of oil and gas properties                     --              50,800              28,514

   Provision for litigation                                 --               2,800                  --

   General and administrative expenses                   5,396               4,749               3,195
                                                     ---------           ---------           ---------

          Total costs and expenses                      48,970             102,040              72,804
                                                     ---------           ---------           ---------

OPERATING INCOME (LOSS)                                  3,498             (45,350)            (10,033)

INTEREST:

   Income                                                   36                 313                 467

   Related party expense                                (1,580)               (993)                 --

   Expense                                             (11,924)            (12,391)            (10,644)
                                                     ---------           ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                       (9,970)            (58,421)            (20,210)

PROVISION FOR INCOME TAXES                                  --                  --                  --
                                                     ---------           ---------           ---------

NET INCOME (LOSS)                                    $  (9,970)          $ (58,421)          $ (20,210)
                                                     =========           =========           =========















    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                       STATEMENTS OF STOCKHOLDER"S EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                            ADDITIONAL                              TOTAL
                                              COMMON STOCK                   PAID-IN          ACCUMULATED       STOCKHOLDER'S
                                       SHARES             AMOUNT             CAPITAL            DEFICIT             EQUITY
                                      ---------          ---------          ---------         -----------       -------------

Balance at December 31, 1996              1,000          $       1          $  95,744          $ (18,692)          $  77,053

     Capital contribution                    --                 --                331                 --                 331

     Net loss                                --                 --                 --            (20,210)            (20,210)
                                      ---------          ---------          ---------          ---------           ---------

Balance at December 31, 1997              1,000                  1             96,075            (38,902)             57,174

     Capital contribution
        proceeds from the
        sale of commonstock
        of Parent                            --                 --             28,781                 --              28,781

     Net loss                                --                 --                 --            (58,421)            (58,421)
                                      ---------          ---------          ---------          ---------           ---------

Balance at December 31, 1998              1,000                  1            124,856            (97,323)             27,534

     Capital contribution                   378                 --             47,462                 --              47,462

     Net loss                                --                 --                 --             (9,970)             (9,970)
                                      ---------          ---------          ---------          ---------           ---------

Balance at December 31, 1999              1,378          $       1          $ 172,318          $(107,293)          $  65,026
                                      =========          =========          =========          =========           =========







    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                         Year               Year                 Year
                                                                         Ended              Ended               Ended
                                                                      December 31,       December 31,         December 31,
                                                                          1999               1998                 1997
                                                                      ------------       ------------         ------------
OPERATING ACTIVITIES:
    Net income (loss)                                                  $  (9,970)          $ (58,421)          $ (20,210)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
              Depreciation, depletion and amortization                    32,838              33,762              32,588
              Impairment of oil and gas properties                            --              50,800              28,514
              Provision for litigation                                        --               2,800                  --
    Changes in operating assets and liabilities:
              Receivables                                                 (8,119)              2,578              (5,014)
              Other current assets                                         2,343              (3,606)             (3,210)
              Other assets                                                   265                 379                (483)
              Accounts payable and accrued liabilities                     7,027              11,253              20,693
                                                                       ---------           ---------           ---------
                    Net cash provided by operating activities             24,384              39,545              52,878
                                                                       ---------           ---------           ---------

INVESTING ACTIVITIES:
    Additions to oil and gas properties                                  (80,823)           (140,777)            (68,317)
    Additions to other property and equipment                               (682)             (1,078)               (551)
    Proceeds from sale of oil and gas properties                          19,758                  --                  --
                                                                       ---------           ---------           ---------
                    Net cash used in investing activities                (61,747)           (141,855)            (68,868)
                                                                       ---------           ---------           ---------
FINANCING ACTIVITIES:
    Payments of debt issue costs                                              --                  --                 (29)
    Proceeds from revolving credit facility, net                         (10,800)             39,400              14,000
    Proceeds from ENA credit facility                                         --              25,000                  --
    Proceeds from senior credit facility                                  25,000                  --                  --
    Additional capital contributed by Parent                              23,284                  --                  --
    Proceeds from sale of common stock of Parent                              --              28,781                 331
                                                                       ---------           ---------           ---------
                    Net cash provided by financing activities             37,484              93,181              14,302
                                                                       ---------           ---------           ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             121              (9,129)             (1,688)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               2               9,131              10,819
                                                                       ---------           ---------           ---------
CASH AND CASH  EQUIVALENTS AT END OF PERIOD                            $     123           $       2           $   9,131
                                                                       =========           =========           =========






    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION -- Through March 31, 1996, Hardy Oil & Gas USA Inc. (the "Predecessor Company") was a wholly owned subsidiary of Hardy Holdings Inc., which is a wholly owned subsidiary of Hardy Oil & Gas plc ("Hardy plc"), a public company incorporated in the United Kingdom. Pursuant to a stock purchase agreement dated April 1, 1996, Joint Energy Development Investments Limited Partnership ("JEDI"), which is an affiliate of Enron Capital & Trade Resources Corp. as of September 1, 1999 known as Enron North America Corp. ("ENA"), together with members of management of the Predecessor Company, formed Mariner Holdings, Inc. ("Mariner Holdings"), which then purchased from Hardy Holdings Inc. all of the issued and outstanding stock of the Predecessor Company for a purchase price of approximately $185.5 million effective April 1, 1996 for financial accounting purposes (the "Acquisition"). As a result of the sale of Hardy Oil & Gas USA Inc.'s common stock, the name was changed to Mariner Energy, Inc. (the "Company"). The Company is primarily engaged in the exploration and exploitation for and development and production of oil and gas reserves, with principal operations both onshore and offshore Texas and Louisiana.

        EXCHANGE OFFERING -- In October 1998, JEDI and other shareholders exchanged all of their common shares of Mariner Holdings, the Company's parent, for an equivalent ownership percentage in common shares of Mariner Energy LLC. As of December 31, 1999 Mariner Energy LLC owns 100% of Mariner Holdings.

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

        OIL AND GAS PROPERTIES -- Oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Amortization of oil and gas properties is provided using the unit-of-production method based on estimated proved oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the sale or disposition represents a significant quantity of oil and gas reserves. The net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues (discounted at 10%) from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties. As a result of this limitation, permanent impairments of oil and gas properties of approximately $50,800,000 and $28,514,000 were recorded during 1998 and 1997, respectively. No writedown was necessary in 1999.

        The costs of unproved properties are excluded from amortization using the full-cost method of accounting. These costs are assessed quarterly for possible impairments or reduction in value based on geological and geophysical data. If a reduction in value has occurred, costs being amortized are increased. The majority of the costs will be evaluated over the next three years.

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

        INCOME TAXES -- The Company's taxable income is included in a consolidated United States income tax return with Mariner Holdings Inc. The intercompany tax allocation policy provides that each member of the consolidated group compute a provision for income taxes on a separate return basis. The Company records its income taxes using an asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be recovered.

                              MARINER ENERGY, INC.

        CAPITALIZED INTEREST COSTS -- The Company capitalizes interest based on the cost of major development projects which are excluded from current depreciation, depletion, and amortization calculations. Capitalized interest costs were approximately $3,028,000, $1,702,000 and $729,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

        ACCRUAL FOR FUTURE ABANDONMENT COSTS -- Provision is made for abandonment costs calculated on a unit-of-production basis, representing the Company's estimated liability at current prices for costs which may be incurred in the removal and abandonment of production facilities at the end of the producing life of each property.

        HEDGING PROGRAM -- The Company utilizes derivative instruments in the form of natural gas and crude oil price swap and price collar agreements in order to manage price risk associated with future crude oil and natural gas production and fixed-price crude oil and natural gas purchase and sale commitments. Such agreements are accounted for as hedges using the deferral method of accounting. Gains and losses resulting from these transactions are deferred, as appropriate, until recognized as operating income in the Company"s Statement of Operations as the physical production required by the contracts is delivered.

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

        FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash and cash equivalents, receivables, payables, and debt. At December 31, 1999 and 1998, the estimated fair value of the Company's Senior Subordinated Notes was approximately $92,000,000 and $100,000,000, respectively. The estimated fair value was determined based on borrowing rates available at December 31, 1999 and 1998, respectively, for debt with similar terms and maturities. The carrying amount of the Company's other financial instruments approximates fair value.

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

                              MARINER ENERGY, INC.

        MAJOR CUSTOMERS -- During the year ended December 31, 1999, sales of oil and gas to three purchasers, including an affiliate, accounted for 26%, 21% and 13% of total revenues. During the year ended December 31, 1998, sales of oil and gas to four purchasers, including an affiliate, accounted for 29%, 16%, 15% and 10% of total revenues. During the year ended December 31, 1997, sales of oil and gas to four purchasers accounted for 19%, 19%, 18% and 14% of total revenues. Management believes that the loss of any of these purchasers would not have a material impact on the Company's financial condition or results of operations.

         RECLASSIFICATIONS - Certain reclassifications were made to the prior years financial statements to conform to the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENT -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating what effect, if any, SFAS No. 133 will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2001.


2.      RELATED-PARTY TRANSACTIONS

        SALES TO AFFILIATES -- For the years ending December 31, 1999, 1998 and 1997, sales to affiliates were approximately $16.2 million, $8.9 million and $13.0 million, respectively.

        RECEIVABLES FROM AFFILIATES - At December 31, 1999 and 1998, receivables from affiliates were $76,100 and $379,323, respectively.

        AFFILIATE TRANSACTIONS SUBSEQUENT TO THE ACQUISITION -- Enron Corp.("Enron") is the parent of ENA, and an affiliate of Enron and ENA is the general partner of JEDI. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and the Company. In addition, eight of the Company's directors are officers of Enron or affiliates of Enron. Enron and certain of its subsidiaries and other affiliates collectively participate in many phases of the oil and natural gas industry and are, therefore, competitors of the Company. In addition, ENA and JEDI have provided, and may in the future provide, and ENA Securities Limited Partnership has assisted, and may in the future assist, in arranging financing to non-affiliated participants in the oil and natural gas industry who are or may become competitors of the Company. Because of these various conflicting interests, ENA, the Company, JEDI and the members of the Company's management who are also shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

        TRANSPORTATION CONTRACT - In 1999 the Company constructed a 29 mile flowline from a third party platform to the Mississippi Canyon 718 subsea well. After commissioning, MEGS LLC, an Enron affiliate, purchased the flowline from the Company and its joint interest partners. The Company received $8.8 million in cash proceeds which were offset against the cost of constructing the flowline. No gain or loss was recognized. In addition the Company entered into a firm transportation contract at a rate of $0.26 per MMbtu with MEGS LLC to transport its share of 86 Bcf of natural gas from the commencement of production through March 2009. The Company's working interest at December 31, 1999 was 37% and will increase to 51% after the project reaches payout.

        The Company expects that from time to time it will engage in various commercial transactions and have various commercial relationships with Enron and certain affiliates of Enron, such as holding and exploring, exploiting and developing joint working interests in particular prospects and properties, engaging in hydrocarbon price hedging arrangements and entering into other oil and gas related or financial transactions. For example, the Company has entered into several agreements with Enron or affiliates of Enron for the purpose of hedging oil and natural gas prices on the Company's future production. Certain of the Company"s debt instruments restrict the Company"s ability to engage in transactions with its affiliates, but those restrictions are subject to significant exceptions. The Company believes that its current agreements with Enron and its affiliates are, and anticipates that any future agreements with Enron and its affiliates will be, on terms no less favorable to the Company than would be contained in an agreement with a third party.

                              MARINER ENERGY, INC.

3.      LONG-TERM DEBT

        REVOLVING CREDIT FACILITY -- In 1996, the Company entered into an unsecured revolving credit facility (the "Revolving Credit Facility") with Bank of America as agent for a group of lenders (the "Lenders").

        The Revolving Credit Facility provides for a maximum $150 million revolving credit loan. The available borrowing base under the Revolving Credit Facility is currently $60 million and is subject to periodic redetermination. The Revolving Credit Facility has an outstanding balance of $42.6 million at December 31, 1999. On June 28, 1999, the Revolving Credit Facility was amended to extend the maturity date from October 1, 1999 to October 1, 2002 and to pledge certain Mariner interests to secure the Revolving Credit Facility.

        Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, at either (i) LIBOR plus 0.75% to 1.25% (depending upon the level of utilization of the Borrowing Base) or (ii) the higher of (a) the agent's prime rate or (b) the federal funds rate plus 0.5%. The effective interest rate at December 31, 1999 was 8.50%. The Company incurs a quarterly commitment fee ranging from 0.25% to 0.375% per annum on the average unused portion of the Borrowing Base, depending upon the level of utilization.

        The Revolving Credit Facility, as amended, contains various restrictive covenants which, among other things, restrict the payment of dividends, limit the amount of debt the Company may incur, limit the Company's ability to make certain loans and investments, limit the Company's ability to enter into certain hedge transactions and provide that the Company must maintain specified relationships between cash flow and fixed charges and cash flow and interest on indebtedness. As of December 31, 1999, the Company was in compliance with all such requirements.

        ENA CREDIT FACILITY " The Company"s parent entered into an agreement with ENA to provide a $50 million unsecured, subordinated credit facility (the "Facility"), the funds from which were contributed to the Company. This facility was assigned to Mariner Energy LLC in 1999. The Facility accrues interest at an annual rate of LIBOR plus 4.5% and required a structuring fee of 4% of the borrowed amount. The effective interest rate was 10.96% as of December 31, 1999. The Facility requires that a portion of the proceeds of any private or public equity or debt offering by the Company"s parent be applied to repay amounts outstanding under the Facility. The Facility matures on April 30, 2000 and provides for an optional conversion to equity of Mariner Energy LLC by ENA. As of December 31, 1998 the Company had applied push down accounting treatment and reported the Mariner Energy LLC debt as a liability of the Company. Subsequent to December 31, 1998, the Board of Directors of LLC resolved not to require the use of cash flow from the Company's operations or sales of the Company's stock or assets to repay the amounts outstanding under the Facility. Restrictions under the Revolving Credit Facility and the 10-1/2% Senior Subordinated Notes restricts the use of the Company's assets or cash flow to satisfy interest or principal payments on the Facility. Consequently, the Company has reclassified the ENA Credit Facility balance as of January 1, 1999, net of capitalized fees, to equity. This reclassification was not included in the cash flow statement as it represented a non-cash transaction.

        SENIOR CREDIT FACILITY WITH ENA -- In April 1999, the Company established a $25 million short-term credit facility with ENA to obtain funds needed to execute the Company"s 1999 capital expenditure program and for short-term working capital needs. The borrowing base under the short-term credit facility is currently $25 million and is subject to periodic redetermination. The facility accrues interest at an annual rate of LIBOR plus 2.5% and required a structuring fee of 1% of the committed amount. The effective interest rate at December 31, 1999 was 8.69%. The facility will mature on April 30, 2000 and is expected to be repaid from a capital contribution from the Company's parent. Accordingly, the facility has been classified as long-term debt as of December 31, 1999.

        10 1/2% SENIOR SUBORDINATED NOTES -- On August 14, 1996 the Company completed the sale of $100 million principal amount of 10"% Senior Subordinated Notes Due 2006, (the "Notes"). The proceeds of the Notes were used by the Company to (i) pay a dividend to Mariner Holdings, which used the dividend to fully repay a bridge loan from JEDI incurred in the Acquisition, and (ii) repay the Revolving Credit Facility. The Notes bear interest at 10"% payable semiannually in arrears on February 1 and August 1 of each year. The Notes are unsecured obligations of the Company, and are subordinated in right of payment to all senior debt (as defined in the indenture governing the Notes) of the Company, including indebtedness under the Revolving Credit Facility.

                              MARINER ENERGY, INC.

        The indenture pursuant to which the Notes are issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, redeem capital stock, make investments, enter into transactions with affiliates, sell assets and engage in mergers and consolidations. As of December 31, 1999, the Company was in compliance with all such requirements.

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

        Cash paid for interest for the years ending December 31, 1999, 1998 and 1997 was $15.1 million, $15.7 million and $10.9 million, respectively.

4.      STOCKHOLDER'S EQUITY

        STOCK OPTION PLAN -- During June 1996, Mariner Holdings established the Mariner Holdings, Inc. 1996 Stock Option Plan (the "Plan") providing for the granting of stock options to key employees and consultants. Options granted under the Plan will not be less than the fair market value of the shares at the date of grant. The maximum number of shares of Mariner Holdings common shares that may be issued under the Plan was 142,800. In June 1998, the Plan was amended to increase the number of eligible shares to be issued to 202,800. In September 1998, concurrent with the exchange of each common share of Mariner Holdings for twelve common shares of Mariner Energy LLC, the Plan was amended to make Mariner Energy LLC the Plan sponsor. The maximum number of shares of common shares that can be issued under the Plan was 2,433,600.

        During the years ended December 31, 1999, 1998 and 1997, the Mariner Energy LLC granted stock options ("Options") of 215,748, 329,172 and 73,080, respectively. No options have been exercised or canceled during the three year period. At December 31, 1999, options to purchase 2,228,304 shares had been issued at an exercise price ranging from $8.33 to $14.58 per share. These Options generally become exercisable as to one-fifth to one-third on each of the first three or five anniversaries of the date of grant. The Options expire from seven years to ten years after the date of grant.

        The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS No. 123, the Company"s net loss for the years ended December 31, 1999, 1998 and 1997 would have increased $1,172,000, $912,000 and $777,000, respectively to $11,142,000, $59,333,000 and $20,987,000, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option grant is estimated on the date of grant using a present value calculation, risk free interest of 6.46%, no dividends and expected life of five years. Stock options available for future grant amounted to 205,296 shares at December 31, 1999. Exercisable stock options amounted to 1,211,882 shares at December 31, 1999.

         CAPITAL CONTRIBUTION -- In March 2000, the Company received from Mariner Energy LLC a cash contribution of approximately $30 million, which was used to reduce accounts payable. This contribution was made from the proceeds from Mariner Energy LLC's three year $112 million term loan with ENA. Due to certain restrictions with the Company's Notes and Revolving Credit Agreement, neither cash flow from operations or from assets sales would be available to repay any portion of this term loan.

        EQUITY INVESTMENT -- In June 1998, Mariner Holdings reached an agreement with management shareholders and an affiliate of Enron to purchase common shares of approximately $28.8 million of net equity capital, which was used to supplement funding of the Company"s 1998 capital expenditure plan.

                              MARINER ENERGY, INC.

5.      EMPLOYEE BENEFIT AND ROYALTY PLANS

        EMPLOYEE CAPITAL ACCUMULATION PLAN -- The Company provides all full-time employees participation in the Employee Capital Accumulation Plan (the "Plan") which is comprised of a contributory 401(k) savings plan and a discretionary profit sharing plan. Under the 401(k) feature, the Company, at its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 50% of each eligible participant's matched salary reduction contribution as defined by the Plan. Under the discretionary profit sharing contribution feature of the Plan, the Company's contribution, if any, shall be determined annually and shall be 4% of the lesser of the Company's operating income or total employee compensation and shall be allocated to each eligible participant pro rata to his or her compensation. During 1999, 1998 and 1997, the Company contributed $180,000, $182,000 and $200,000, respectively, to the Plan. This plan is a continuation of a plan provided by the Predecessor Company.

        OVERRIDING ROYALTY INTERESTS -- Pursuant to agreements, certain key employees and consultants are entitled to receive, as incentive compensation, overriding royalty interests ("Overriding Royalty Interests") in certain oil and gas prospects acquired by the Company. Such Overriding Royalty Interests entitle the holder to receive a specified percentage of the gross proceeds from the future sale of oil and gas (less production taxes), if any, applicable to the prospects. Cash payments made by the Company under these agreements for the three years ended December 31, 1999, 1998 and 1997 were $1.0 million, $1.0 million and $1.3 million, respectively.

6.      COMMITMENTS AND CONTINGENCIES

        MINIMUM FUTURE LEASE PAYMENTS -- The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum rental obligations under the Company's operating leases in effect at December 31, 1999 are as follows (in thousands):

                       2000 ............... $1,207
                       2001 ...............  1,110
                       2002 ...............  1,090
                       2003 ...............  1,077
                       2004 ...............  1,065
                                            ------
                             Total ........ $5,549
                                            ======

        Rental expense, before capitalization, was approximately $1,170,000, $1,000,000 and $544,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

        The following table sets forth the results of hedging transactions during the periods indicated:

                                                                        Year Ended December 31,
                                                                1999               1998             1997
                                                              --------           --------          --------
Natural gas quantity hedged (Mmbtu) ........................    18,818              9,800            13,573
Increase (decrease) in natural gas sales (thousands) .......  $ (6,741)          $  2,337          $ (3,931)
Crude oil quantity hedged (MBbls) ..........................       389                  0               118
Increase (decrease) in crude oil sales (thousands) .........  $ (2,152)          $      0          $   (614)

                              MARINER ENERGY, INC.

        The following tables set forth the Company"s position as of December 31, 1999.

                                                                         PRICE
                                           NOTIONAL      ---------------------------------------
             TIME PERIOD                  QUANTITIES        FLOOR       CEILING       FIXED        FAIR VALUE
             -----------                  ----------        -----       -------       -----        ----------
                                                                                                  (in millions)
NATURAL GAS (MMBTU)
  January 1 - March 31, 2000
       Collar purchased                       5,460          $2.00      $   2.70                         --
       Fixed price swap purchased             3,550                                 $  2.18            (0.6)
       Market sensitive swap sold            (1,820)                                   2.60            (0.5)

  April 1 - December 31, 2000
       Collar purchased                       2,263           2.25      $   2.49                         --
       Fixed price swap purchased             7,445                                    2.18            (1.7)

  January 1 - December 31, 2001
       Fixed price swap purchased             4,501                                    2.18            (1.3)

  January 1 - December 31, 2002
       Fixed price swap purchased             1,831                                    2.18            (0.5)

CRUDE OIL (MBBLS)
  January 1 - December 31, 2000
       Fixed price swap purchased             1,482                                   18.66            (5.6)

        DEEPWATER RIG -- In the fourth quarter of 1999, Noble Drilling Corporation filed suit against the Company alleging breech of contract regarding a letter of intent for a five year Deepwater rig contract. In February 2000, both the Company and Noble Drilling Corporation entered into a settlement agreement whereby the Company committed to using this Deepwater rig for a minimum of 660 days over a five-year period at market-based day rates for comparable drilling rigs in comparable water depths subject to a floor day rate ranging from $65,000 to $125,000. In exchange for market-based day rates, Noble Drilling was assigned working interests in seven of the Company's deepwater exploration prospects. The Company will pay Noble Drilling's share of the costs of drilling the initial test well on each of these prospects.

        LITIGATION -- In December, 1996, ETOCO, Inc., which owns a 20% interest in one producing well operated by the Company, filed a lawsuit against the Company in the district court of Hardin County, Texas, alleging damage due to the Company"s refusal to drill an additional well. In April 1998, after a trial on the merits, a jury awarded ETOCO $2.38 million in damages. In August 1998, the court awarded ETOCO $0.5 million in attorneys" fees. On February 8, 1999, the case was settled.

        The Company, in the ordinary course of business, is a claimant and/or a defendant in various other legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually and in the aggregate, to be material.

7.      INCOME TAXES

        The following table sets forth a reconciliation of the statutory federal income tax with the income tax provision (in thousands):

                                                     1999                          1998                          1997
                                            ----------------------        ----------------------        ----------------------

                                               $              %              $              %              $              %
                                            -------        -------        -------        -------        -------        -------

Income (loss) before income taxes ........   (9,970)            --        (58,421)            --        (20,210)            --

Income tax expense (benefit) computed
at statutory rates .......................   (3,490)           (35)       (20,447)           (35)        (7,074)           (35)

Change in valuation allowance ............    3,428             34         18,804             32          6,871             34

Other ....................................       62              1          1,643              3            203              1
                                            -------        -------        -------        -------        -------        -------

Tax Expense ..............................       --             --             --             --             --             --
                                            =======        =======        =======        =======        =======        =======

                              MARINER ENERGY, INC.

        No federal income taxes were paid by the Company during the years ended December 31, 1999, 1998 or 1997.

        The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):


                                                                  1999            1998            1997
                                                                --------        --------        --------

Deferred tax assets:

     Net operating loss carry forwards .......................  $ 43,401        $ 34,771        $ 10,410

     Differences between book and tax bases of properties ....        --              --           4,586
                                                                --------        --------        --------

                                                                  43,401          34,771          14,996
                                                                --------        --------        --------

Valuation allowance ..........................................   (36,130)        (33,800)        (14,996)

Total net deferred tax assets ................................     7,271             971              --

Deferred tax liabilities --
     Differences between book and tax bases of properties ....    (7,271)           (971)             --
                                                                --------        --------        --------

          Total net deferred taxes ...........................  $     --        $     --        $     --
                                                                ========        ========        ========

        As of December 31, 1999, the Company has a cumulative net operating loss carryforward ("NOL") for federal income tax purposes of approximately $124 million, which begins to expire in the year 2012. A valuation allowance is recorded against tax assets which are not likely to be realized. Because of the uncertain nature of their ultimate realization, as well as past performance and the NOL expiration date, the Company has established a valuation allowance against this NOL carryforward benefit and for all net deferred tax assets in excess of net deferred tax liabilities.

                              MARINER ENERGY, INC.

8.      OIL AND GAS PRODUCING ACTIVITIES AND CAPITALIZED COSTS

        The results of operations from the Company's oil and gas producing activities were as follows (in thousands):

                                                        Year ended               Year ended             Year ended
                                                        December 31,             December 31,           December 31,
                                                            1999                    1998                    1997
                                                       ---------------         ---------------         ---------------

Oil and gas sales ...................................  $        52,468         $        56,690         $        62,771

Production costs ....................................          (11,453)                 (9,858)                 (9,376)

Depreciation, depletion and amortization ............          (32,121)                (33,833)                (31,719)

Impairment of oil and gas properties ................               --                 (50,800)                (28,514)

Income tax expense ..................................               --                      --                      --
                                                       ---------------         ---------------         ---------------

    Results of operations ...........................  $         8,894         $       (37,801)        $        (6,838)
                                                       ===============         ===============         ===============




        Costs incurred in property acquisition, exploration and development activities were as follows (in thousands, except per equivalent mcf amounts):


                                                   Year ended         Year ended       Year ended
                                                  December 31,       December 31,      December 31,
                                                      1999               1998             1997
                                                   ----------        ----------        ----------

Property acquisition costs

     Unproved properties ......................... $   10,449        $   43,143        $   21,569

     Proved properties ...........................         --                --             3,250

Exploration costs ................................     13,522            35,674            27,364

Development costs ................................     56,852            61,960            16,134
                                                   ----------        ----------        ----------

    Total costs .................................. $   80,823        $  140,777        $   68,317
                                                   ==========        ==========        ==========
Depreciation, depletion and amortization
rate per equivalent Mcf before impairment ........ $     1.29        $     1.40        $     1.33

        The Company capitalizes internal costs associated with exploration activities. These capitalized costs were approximately $9,440,000, $6,386,000 and $4,418,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

        The following table summarizes costs related to unevaluated properties which have been excluded from amounts subject to amortization at December 31, 1999. The Company regularly evaluates these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within three years.

                              MARINER ENERGY, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)



                             Year ended        Year ended       Year ended        Total at
                            December 31,      December 31,     December 31,     December 31,
                                1999             1998             1997             1999
                             ----------       ----------       ----------       ----------

Property
 Acquisition costs ........  $   10,993       $   44,203       $   20,827       $   76,023

Exploration costs .........       5,749              115               10            5,874
                             ----------       ----------       ----------       ----------

    Total .................  $   16,742       $   44,318       $   20,837       $   81,897
                             ==========       ==========       ==========       ==========

        Approximately 97% of excluded costs at December 31, 1999 relate to activities in the Deepwater Gulf of Mexico and the remaining 3% relates to activities in the Gulf of Mexico shallow waters and onshore areas near the Gulf.

9. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

        Estimated proved net recoverable reserves as shown below include only those quantities that are expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion. Also included in the Company"s proved undeveloped reserves as of December 31, 1999 were reserves expected to be recovered from wells for which certain drilling and completion operations had occurred as of that date, but for which significant future capital expenditures were required to bring the wells into commercial production.

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

                              MARINER ENERGY, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)






                     Estimated Quantities of Proved Reserves
                                 (in thousands)

                                                             Oil (Bbl)              Gas (Mcf)
                                                            -----------             ----------

        December 31, 1996                                         5,280                 92,284
          Revisions of previous estimates                           210                (1,817)
          Extensions, discoveries and other additions             2,062                 46,166
          Purchase of reserves in place                              55                  2,737
          Production                                              (977)               (18,004)
                                                            -----------             ----------

        December 31, 1997                                         6,630                121,366
          Revisions of previous estimates                         (836)                  (410)
          Extensions, discoveries and other additions             4,351                 27,416
          Production                                              (786)               (19,477)
                                                            -----------             ----------

        December 31, 1998                                         9,359                128,895
                                                             ----------              ---------
          Revisions of previous estimates                           715                (5,098)
          Extensions, discoveries and other additions             1,225                 24,972
          Sale of reserves in place                               (742)                (8,856)
          Production                                              (630)               (21,123)
                                                            -----------             ----------

        December 31, 1999                                         9,927                118,790
                                                             ==========              =========



                Estimated Quantities of Proved Developed Reserves
                                 (in thousands)

                                                      Oil (Bbl)                      Gas (Mcf)
                                                      ---------                      ---------

        December 31, 1997                                 3,486                         76,343
        December 31, 1998                                 2,886                         86,024
        December 31, 1999                                 3,799                         82,760

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

            Standardized Measure of Discounted Future Net Cash Flows
                                 (in thousands)

                                                                           Year ended December 31,
                                                            -------------------------------------------------
                                                               1999               1998                1997
                                                            ---------           ---------           ---------

Future cash inflows ...................................     $ 490,239           $ 383,490           $ 447,681

Future production costs ...............................      (122,681)           (103,400)           (109,405)

Future development costs ..............................       (70,774)            (81,090)            (73,568)

Future income taxes ...................................            --                  --             (35,346)
                                                            ---------           ---------           ---------

Future net cash flows .................................       296,784             199,000             229,362

Discount of future net cash flows at 10% per annum ....       (85,558)            (51,371)            (52,903)
                                                            ---------           ---------           ---------

Standardized measure of discounted future net cash
flows .................................................     $ 211,226           $ 147,629           $ 176,459
                                                            =========           =========           =========

        During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets and in the United States, including the posted prices paid by purchasers of the Company's crude oil. The weighted average prices of oil and gas at December 31, 1999, 1998 and 1997, used in the above table, were $23.85, $10.36 and $16.43 per Bbl, respectively, and $2.23, $2.22 and $2.79 per Mcf, respectively, and do not include the effect of hedging contracts in place at period end.

        The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):



                                                                  Year ended December 31,
                                                      -------------------------------------------------
                                                         1999                1998                1997
                                                      ---------           ---------           ---------

Sales and transfers of oil and gas produced,
     net of production costs .....................    $ (41,015)          $ (46,832)          $ (53,395)

Net changes in prices and production costs .......       77,532             (67,815)           (132,658)

Extensions and discoveries, net of
future development and
production costs .................................       33,357              23,730              42,717

Development costs during period and net
change in development costs ......................       (3,661)             30,799               4,188

Revision of previous quantity estimates ..........         (984)             (6,846)               (730)

Purchases of reserves in place ...................           --                  --               6,071

Sales of reserves in place .......................      (15,535)                 --                  --

Net change in income taxes .......................           --              27,193              29,619

Accretion of discount before income taxes ........       19,900              20,365              30,336

Changes in production rates (timing)
and other ........................................       (5,997)             (9,424)             (4,065)
                                                      ---------           ---------           ---------

Net change .......................................    $  63,597           $ (28,830)          $ (77,917)
                                                      =========           =========           =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Set forth below are the names, ages and positions of our executive officers and directors and a key consultant as of March 1, 2000. All directors are elected for a term of one year and serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.

       Name                      Age        Position with the Company
       ----                      ---        -------------------------

Robert E. Henderson              47         Chairman of the Board, President and Chief Executive Officer
Richard R. Clark                 44         Executive Vice President and Director
L. V. "Bud" McGuire              57         Senior Vice President of Operations
Michael W. Strickler             44         Senior Vice President of Exploration and Director
Frank A. Pici                    44         Vice  President of Finance and Chief Financial Officer
Gregory K. Harless               50         Vice President of Oil and Gas Marketing
W. Hunt Hodge                    44         Vice President of Administration
Tom E. Young                     41         Vice President of Land
David S. Huber                   49         Consultant and Director of Deepwater Development
Raymond M. Bowen                 44         Director
Richard B. Buy                   47         Director
D. Brad Dunn                     36         Director
Mark E. Haedicke                 44         Director
Stephen R. Horn                  41         Director
Jere C. Overdyke, Jr.            47         Director
Jeffrey B. Sherrick              45         Director
Frank Stabler                    46         Director

         Mr. Henderson has been our Chairman of the Board since May 1996, President and Chief Executive Officer since 1987 and a director since 1985. Mr. Henderson served as a director of London-based Hardy Plc, our former parent company, between 1989 and 1996. From 1984 to 1987, he served us or predecessors as Vice President of Finance and Chief Financial Officer. From 1976 to 1984, he held various positions with ENSTAR Corporation, including Treasurer of ENSTAR Petroleum, which operated in the U.S. and Indonesia.

         Mr. Clark has served us in various engineering and operations activities since 1984 and has been Executive Vice President since May 1998. He served as Senior Vice President of Production from 1991 until May 1998 and has served as a director since 1988. Prior to joining us he worked as a Production Engineer in the Offshore Production Group of Shell Oil Company.

         Mr. McGuire joined us in June 1998 as Senior Vice President-Operations. Prior to joining us, Mr. McGuire was Vice President-Operations for Enron Oil & Gas International, Inc. Before joining EOGI, he served five years with Kerr-McGee Corporation as Senior Vice President over worldwide production operations. His experience prior to Kerr-McGee included Hamilton Oil Corporation from 1981 to 1991, where he served as Deepwater Operations Manager then as Vice President of Operations for Hamilton in the North Sea. He began his career in 1966 with Conoco.

         Mr. Strickler joined us in 1984 and has served since such time in our geological and exploration activities. He has served as Senior Vice President of Exploration since 1991 and a director since 1989. Prior to joining us, Mr. Strickler worked for several independent oil companies as an exploration geologist, generating and evaluating exploration plays in the Gulf Coast, Mid Continent, Rocky Mountains, West Texas and several overseas basins.

         Mr. Pici became Vice President of Finance and Chief Financial Officer in December 1996. Prior to joining us, Mr. Pici was employed by Cabot Oil & Gas Corporation holding several positions since 1989, including Corporate Controller. Prior to joining Cabot Oil & Gas, he was Controller of an independent oil & gas company, and he began his career with Coopers & Lybrand. He is a Certified Public Accountant.

         Mr. Harless has served as Vice President of Oil and Gas Marketing since 1990. Prior to joining us in 1988, he was Vice President of Marketing and Regulatory Affairs of Enron Oil and Gas Company and District Operating Manager with Coastal States Oil & Gas.

         Mr. Hodge has served as Vice President of Administration since 1991. Prior to joining us in 1985, he was Purchasing Manager of Santa Fe Minerals Company.

         Mr. Young has served as Vice President of Land since November 1998. Prior to his current position, Mr. Young served as Manager of Land for the Central Gulf for approximately 10 years. Prior to joining us in 1985, Mr. Young served as a landman for TXO Production Corp.

         Mr. Huber, a consultant, began his association with us in 1991 as a deepwater project management consultant and is presently our Director of Deepwater Developments. Prior to joining us, Mr. Huber was employed by Hamilton Oil Corporation in the North Sea from 1981 to 1991, holding positions of production manager, planning and economics manager, and engineering manager. He was the deepwater drilling engineering supervisor for Esso Exploration, Inc. from 1974 to 1980.

         Mr. Bowen has served as a director since January 2000. He is currently Managing Director of ENA and Co-Head of the Commercial Transactions Group and has held various management positions with ENA since 1996. Prior to joining ENA, Mr. Bowen was a Vice President and Senior Banker in Citicorp's Petroleum, Metals and Mining Department in Houston.

         Mr. Buy has served as a director since January 1998. Since 1994 he has been an employee of ENA or its affiliates, currently serving as Senior Vice President and Chief Risk Officer of Enron Corp. Prior to joining ENA Mr. Buy was a Vice President at Bankers Trust in the Energy Group.

         Mr. Dunn has served as a director since May 1999. He is a Vice President of ENA and has held various positions with ENA since September 1994. Before 1994, Mr. Dunn worked as a Petroleum Engineer with Delhi Gas Pipeline Corporation and Mobil Oil Corporation.

         Mr. Haedicke has served as a director since October 1998. He is currently Managing Director, Legal, of ENA. Mr. Haedicke also serves on the board of directors of the International Swaps and Derivatives Association, Inc. and he holds a seat on the New York Mercantile Exchange. He has been associated with ENA since its inception in 1990.

         Mr. Horn has served as a director since November 1998. Since 1996, he has been an employee and Vice President, Equity Investments, of ENA. Prior to joining ENA, Mr. Horn was a principal in Yellowstone Energy Partners, a private equity investing firm in Houston, Texas.

         Mr. Overdyke has served as a director since May 1996. Since 1991 he has been an employee of ENA or one of its affiliates, currently serving as a Managing Director of ENA. Mr. Overdyke has over 20 years of experience in the energy sector and has held various financial and management positions with public and private independent exploration and production companies.

         Mr. Sherrick has served as a director since January 2000. He is currently the President and Chief Executive Officer of Enron Global Exploration & Production Inc. and has held various management positions with Enron Oil & Gas Company, or one of its affiliates, since 1993.

         Mr. Stabler has served as a director since May 1996. He is currently a Managing Director of Enron International, Inc. and has held positions with ENA since 1992. From 1989 to 1992, Mr. Stabler served as Manager of Investor Services for American Exploration Company.

         The Shareholders' Agreement requires that the Board of Directors include at least three nominees of the Management Stockholders. Currently, those three representatives are Messrs. Henderson, Clark and Strickler. The remaining board members are to include nominees of JEDI. See "Certain Relationships and Related Transactions -- The Acquisition, the Shareholders' Agreement and Related Matters" on page 51.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual compensation for Mariner's Chief Executive Officer and the four other most highly compensated executive officers for the three fiscal years ended December 31, 1999. These individuals are sometimes referred to as the "named executive officers".


                                                                                    Current Year
                                                 Annual Compensation                Compensation
                                          -----------------------------------        Under our
                                                             Other Annual        Overriding Royalty         All Other
Name and Principal Position                  Salary        Compensation(1)           Program(2)          Compensation(3)
                                          -------------   -------------------   -------------------      ---------------



Robert E. Henderson                 1999      $285,000                $6,400             $5,438                 $    396
President and                       1998       285,000                 4,800              1,292                      522
   Chief Executive Officer          1997       255,000                 6,000              1,904                      315

Richard R. Clark                    1999       225,000                 6,400              3,508                      243
Executive Vice President            1998       225,000                 4,800                821                      306
   of Production                    1997       185,000                 6,000              1,205                      306

Michael W. Strickler                1999       190,000                 6,400              3,508                      243
Senior Vice President               1998       182,000                 4,800                821                      306
   of Exploration                   1997       165,000                 6,000              1,205                      306

L. V. "Bud" McGuire (4)             1999       190,000                 4,433                  0                   44,573
Senior Vice President               1998       110,834                     0                  0                      788
    of Operations                   1997             0                     0                  0                        0

Frank A. Pici                       1999       160,000                 6,400              2,043                      243
Vice President of Finance and       1998       160,000                 4,380                356                      306
    Chief Financial Officer         1997       146,000                 2,747                152                      306

         (1) Amounts shown reflect our contribution under the discretionary profit sharing feature of its Employee Capital Accumulation Plan. See "--401(k) Plan". For each of the named executive officers, the aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the officer's total annual salary and bonus and information with respect thereto is not included.

         (2) These amounts include the value conveyed during the applicable year attributable to overriding royalty interests assigned to the named executive officer during the applicable year and distributions received, if any, during the applicable year attributable to overriding royalty interests assigned to the named executive officers during the applicable year. For information on overriding royalty payments received during the applicable year attributable to overriding royalty interests assigned to the named executive officer during past years, see the table below under "--Overriding Royalty Program." These amounts also do not include amounts received during the applicable year as a result of sales of overriding royalty interests by individuals, normally in connection with sales of properties by us. No such sales were made in 1999, 1998 or 1997.

         (3) Amounts shown reflect insurance premiums paid by us with respect to term life insurance for the benefit of the named executive officers and any performance bonuses paid during the year.

         (4) Mr. McGuire joined us in June 1998 and is eligible for guideline bonuses and incentive stock option awards under our incentive compensation plan. He does not participate in the Overriding Royalty Program.

OPTIONS

         Mariner Energy LLC granted 48,624 options to purchase common shares to Mr. McGuire in 1999. None of the named executive officers exercised stock options in 1999. The following table shows the number and value of options owned by our named executive officers at December 31, 1999. All of the options described in the table below have been issued under the Mariner Energy LLC 1996 Stock Option Plan.

                                                             NUMBER OF
                                                     COMMON SHARES UNDERLYING
                                                      UNEXERCISED OPTIONS AT
                                                         DECEMBER 31, 1999
                                                    -----------------------------
                                                    EXERCISABLE     UNEXERCISABLE
                                                    -----------     -------------
         Robert E. Henderson................          143,172           95,448
         Richard R. Clark...................          100,757           67,171
         L. V. "Bud" McGuire................           36,480          121,584
         Michael W. Strickler...............          100,757           67,171
         Frank A. Pici......................           29,232           43,848


SHARE OPTION PLAN

         Under the Mariner Energy LLC 1996 Stock Option Plan, a committee of the board of directors is authorized to grant options to purchase common shares, including options qualifying as "incentive stock options" under Section 422 of the Internal Revenue Code and options that do not so qualify, to employees and consultants as additional compensation for their services to us. The 1996 plan is intended to promote our long term financial interests by providing a means by which designated employees and consultants may develop a sense of proprietorship and personal involvement in our development and financial success. We believe that this encourages them to remain with and devote their best efforts to our business and to advance the mutual interests of us and our shareholders. A total of 2,433,600 common shares may be issued under options granted under the 1996 plan, subject to adjustment for any share split, share dividend or other change in the common shares or our capital structure. Options to purchase 2,228,304 common shares are outstanding under the 1996 plan, 1,211,882 of which are currently exercisable. The exercise price for outstanding options to purchase an aggregate of 1,683,386 shares under the 1996 plan is $8.33 per share, and the exercise price for options to purchase the remaining outstanding aggregate of 544,920 shares under the 1996 plan is $14.58 per share. Subject to the provisions of the 1996 plan, the compensation committee is authorized to determine who may participate in the 1996 plan, the number of shares that may be issued under each option granted under the 1996 plan, and the terms, conditions and limitations applicable to each grant. Subject to some limitations, the board of directors of Mariner Energy LLC is authorized to amend, alter or terminate the 1996 plan.

EMPLOYMENT AGREEMENTS

         We and each of the named executive officers are parties to employment agreements that expire on September 30, 2002. Following the expiration date of an employment agreement or the expiration of any extended term, the employment agreements extend for six months, unless notice of termination is given by either us or the named executive officer at least six months before the end of the initial term or extended term, as applicable.

         Under the employment agreements, the current annual salaries are $285,000 for Mr. Henderson, $225,000 for Mr. Clark, $190,000 for Mr. Strickler, $190,000 for Mr. McGuire and $160,000 for Mr. Pici. Our board of directors may in its discretion increase their salaries.

         The named executive officers are entitled to participate in any medical, dental, life and accidental death and dismemberment insurance programs and retirement, pension, deferred compensation and other benefit programs instituted by us from time to time. The employees are also entitled to vacation, reimbursement of specified expenses and, depending on the employment agreement, an automobile allowance and reimbursement for expenses related to the use of that vehicle. As incentive compensation, the named executive officers, except for Mr. McGuire, are entitled to receive overriding royalty interests in some oil and gas prospects that we have acquired under our overriding royalty program. Mr. McGuire is entitled to receive annual cash bonuses and incentive stock option awards under an incentive compensation plan separate from other named executive officers.

         If we terminate a named executive officer's employment agreement without cause, if the named executive officer terminates his employment contract for good reason, or if we give notice of termination on the expiration of his term of employment, then the named executive officer will be entitled to, among other things:

         o the value of his salary and other benefits through the end of the initial term or any extended term of the employment agreement;

         o a lump sum cash payment equal to 12 months salary in the case of Mr. Henderson, nine months salary in the case of Messrs. Clark, Strickler and McGuire and six months salary in the case of Mr. Pici plus, in the case of Mr. McGuire, an amount equal to 40% of nine months salary;

         o a lump sum cash payment equal to all earned and unused vacation time for the previous year and the then current year;

         o an assignment of his vested interests under our overriding royalty program, if eligible; and

         o in the case of Mr. McGuire, a lump sum payment equal to any unpaid bonus from prior years under our incentive compensation plan, plus, in lieu of any bonus for subsequent years, an amount equal to 40% of his base salary through the end of the remaining term of his employment agreement.

         If a named executive officer's employment agreement is terminated by the named executive officer without good reason, the named executive officer gives notice of termination on the expiration of his term of employment or if we consent to a request by the named executive officer to terminate his employment agreement before the expiration of his term, he will be entitled to:

         o the value of his salary and benefits through the date that his employment agreement is terminated;

         o a lump sum cash payment equal to all earned and unused vacation time for the previous year and the then current year;

         o an assignment of his vested interests in our overriding royalty program through the date of termination, if eligible; and

         o in the case of Mr. McGuire, a lump sum payment equal to any unpaid bonus from prior years under our incentive compensation plan, plus, in lieu of any bonus for subsequent years, an amount equal to 40% of his base salary through the end of the remaining term of his employment agreement.

         If a named executive officer's employment agreement is terminated by us for cause, we will have no obligation to that employee other than to:

         o        pay his salary through the day of termination;

         o pay him the value of his benefits under the employment agreement through the month of termination; and

         o assign to him his vested interests in our overriding royalty program through the date of termination, if eligible.

         To the extent any amounts paid under an employment agreement are subject to the "golden parachutes" excise tax, those amounts are grossed-up to cover the excise tax and any applicable taxes on the gross-up amount.

         Each named executive officer has agreed that during the term of his employment agreement, and, if the named executive officer's employment agreement is terminated by us for cause or terminated by the named executive officer other than for good reason, for 12 months after the term expires in the case of Messrs. Henderson, Clark, Strickler and McGuire and six months after the term expires in the case of Mr. Pici, he will not compete with us for business or hire away our employees.

         For purposes of the employment agreements with the named executive officers, "good reason" means:

         o The assignment to the employee of any duties materially inconsistent with the employee's position, authority, duties or responsibilities with us or any other action that results in a material diminution in, or interference with, such position, authority, duties or responsibilities, if the assignment or action is not cured within 30 days after the employee has provided us with written notice;

         o The failure to continue to provide the employee with office space, related facilities and support personnel (a) that are commensurate with the employee's responsibilities to, and position with, us and not materially dissimilar to the office space, related facilities and support personnel provided to our other employees having comparable responsibilities or (b) that are physically located at our principal executive offices, if that failure is not cured within 30 days after the employee has provided us with written notice;

         o Any (a) reduction in the employee's monthly salary, (b) reduction in, discontinuance of, or failure to allow or continue to allow the employee's participation in, our incentive compensation program, or (c) reduction in, or failure to allow or continue the employee's participation in, any employee benefit plan in which the employee is participating or is eligible to participate before the reduction or failure, and that reduction, discontinuance or failure is not cured within 30 days after the employee has provided us with written notice;

         o The relocation of the employee's or our principal office and principal place of the employee's performance of his duties and responsibilities to a location more than 50 miles outside of the central business district of Houston, Texas; or

         o A breach of any material provision of the employment agreement that is not cured within 30 days after the employee has provided us with written notice.

CHANGE OF CONTROL AGREEMENTS

         We are in the process of completing each of the named executive officers' change of control agreements. Under these agreements, if a change of control occurs and the named executive officer's employment is terminated without cause or for good reason within 18 months of the change of control, Messrs. Henderson, Clark, McGuire, Pici and Strickler are entitled to receive, if the change in control is due to an acquisition of us by another company, three and one-half times their base salary and targeted annual incentive bonus, if applicable. The severance payment will be calculated assuming we satisfy the applicable base target for a particular year for the targeted annual incentive bonus. The ultimate payment due under the change of control agreements will be the greater of the payment calculated under the change of control agreements or the compensation due for the remaining balance under the employment agreements. To the extent any amounts paid under the change in control agreemens are subject to the "golden parachutes" excise tax, those amounts are grossed-up to cover the excise tax and any applicable taxes on the gross-up amount. We expect these agreements to be finalized in April 2000.

OVERRIDING ROYALTY PROGRAM

         Employees participating in our overriding royalty program receive incentive compensation in the form of overriding royalty interests in some of the oil and natural gas prospects we acquired. The aggregate overriding royalty interests do not exceed 1.5% of our working interest in these prospects before well payout or 6% of our working interest in these prospects after payout. An employee receives overriding royalty interests equal to specified undivided percentages of our working interest percentage in prospects we acquired within the United States and U.S. coastal waters during the term of the employee's employment.

         The overriding royalty interest percentage of our working interest to which each named executive officer is entitled for the period before well payout is one-fourth of the overriding royalty interest percentage for the period after well payout. These percentages currently range from 0.09375% to 0.23250% before payout and from 0.37500% to 0.93000% after payout for the named executive officers.

         If all or a portion of our working interest in a prospect is sold or farmed out to unaffiliated third parties and we determine in good faith that our interest will not be marketable on satisfactory terms if marketed subject to the named executive officer's overriding royalty interest affecting the prospect, we may adjust the named executive officer's overriding royalty interest in the prospect. These adjustments are determined by a committee designated by our board of directors, at least half of the members of which are individuals who have been granted an overriding royalty interest by us. Some committee decisions require the approval of our board of directors. These adjustments apply only to the portion of our working interest sold or farmed out to a third party and do not affect the named executive officer's overriding royalty interest in the portion of a prospect retained by us.

         We may also elect, within 60 days after the end of our fiscal year, to reduce a named executive officer's overriding royalty interest in prospects that we acquired during the fiscal year. We must base these reductions on the levels of exploration and development costs related to these prospects actually incurred during the fiscal year. With respect to certain deepwater prospects, we also may elect, in our sole discretion, to make other reductions and adjustments to the employee's overriding royalty interest based on estimated exploration levels and development costs to be incurred in connection with these deepwater prospects. We retain a right of first refusal to purchase any overriding royalty interest assigned to a named executive officer. This right applies to any third-party offer received by the named executive officer during or within one year after the named executive officer's employment is terminated.

    The following table shows distributions received during the applicable year by the named executive officers who are participants in the plan, some of which were paid by third parties, from overriding royalty interests we granted to the officers during the last 15 years.

                                                            AGGREGATE CASH AMOUNTS RECEIVED
                                                          FROM PREVIOUSLY ASSIGNED OVERRIDING
                                                                  ROYALTY INTERESTS(1)
                                                       -------------------------------------------
                       NAME                                 1999            1998         1997
               -------------------                          ----            ----         ----
               Robert E. Henderson.............          $227,054         $354,857    $ 394,136
               Richard R. Clark................           137,774          218,077      237,982
               Michael W. Strickler............           131,103          212,803      234,603
               Frank A. Pici...................             1,093                0            0


----------

(1) For information on the value conveyed and distributions received, if any, during the applicable year attributable to overriding royalty interests assigned to the named executive officer during the applicable year, see the table under " -- Summary Compensation Table."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Mariner is an indirect wholly owned subsidiary of Mariner Energy LLC. The following table sets forth the name and address of the only shareholder of Mariner Energy LLC that is known by the Company to beneficially own more than 5% of the outstanding common shares of Mariner Energy LLC, the number of shares beneficially owned by such shareholder, and the percentage of outstanding shares of common shares of Mariner Energy LLC so owned, as of March 1, 1999. As of March 1, 2000, there were 13,928,304 common shares of Mariner Energy LLC outstanding.



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
Mariner Energy LLC        Investments Limited Partnership(1)
                          1400 Smith Street
                          Houston, Texas 77002

         (1) JEDI primarily invests in and manages certain natural gas and energy related assets. JEDI's general partner is Enron Capital Management Limited Partnership, a Delaware limited partnership, whose general partner is Enron Capital Corp., a Delaware corporation and a wholly owned subsidiary of ENA, which is a wholly-owned subsidiary of Enron Corp. The general partner of JEDI exercises sole voting and investment power with respect to such shares.

         The table appearing below sets forth information as of March 1, 2000, with respect common shares of Mariner Energy LLC beneficially owned by each of our directors, our named officers listed in the compensation table, a key consultant and all directors and executive officers and such key consultant as a group, and the percentage of outstanding common shares of Mariner Energy LLC so owned by each.



                   Directors, Key Consultant and              Amount and Nature of           Percent
                     Named Executive Officers               Beneficial Ownership (1)         of Class
                  ------------------------------            ------------------------         --------

            Robert E. Henderson......................                84,840                     *

            Richard R. Clark.........................                61,440                     *

            L. V. "Bud" McGuire......................                 6,000                     *

            Michael W. Strickler.....................                61,440                     *

            Frank A. Pici............................                20,472                     *

            David S. Huber...........................                61,440                     *

            Raymond M. Bowen.........................                     0                     *

            Richard B. Buy...........................                     0                     *

            D. Brad Dunn.............................                     0                     *

            Mark E. Haedicke.........................                     0                     *

            Stephen R. Horn..........................                     0                     *

            Jere C. Overdyke, Jr.....................                     0                     *

            Jeffrey B. Sherrick......................                     0                     *

            Frank Stabler............................                     0                     *

            All directors and executive officers and
            key consultant as a group (17 persons)....              347,388                   2.49%


         * Less than one percent.

         (1) All shares are owned directly by the named person and such person has sole voting and investment power with respect to such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

THE ACQUISITION, THE SHAREHOLDERS" AGREEMENT AND RELATED MATTERS

         Mariner Energy LLC, JEDI and each other shareholder of Mariner are parties to the Amended and Restated Shareholders" Agreement (as amended, the "Shareholders" Agreement").

         Mariner Energy LLC has agreed to reimburse each Management Shareholder who paid for equity in Mariner"s predecessor by assignment of overriding royalty interests for any additional taxes and related costs incurred by such Management Shareholder to the extent, if any, that the transfer of the overriding royalty interests does not qualify as a tax-free exchange under federal tax laws.

ENRON AND AFFILIATES

         Enron is the parent of ENA, and an affiliate of Enron and ENA is the general partner of JEDI. Accordingly, Enron may be deemed to control JEDI and us. See "Ownership of Securities". In addition, eight of the Company"s directors are officers of Enron or of affiliates of Enron: Mr. Buy is Senior Vice President and Chief Risk Officer of Enron Corp., Mr. Haedicke is a Managing Director of ENA, Mr. Dunn is a Vice President of ENA, Mr. Bowen is a Managing Director of ENA and Co-Head of the Commercial Transactions Group, Mr. Sherrick is President and Chief Executive Officer of Enron Global Exploration and Production, Inc., Mr. Horn is a Vice President of ENA, Mr. Overdyke is Managing Director of ENA, and Mr. Stabler is the President and Chief Operating Officer of Enron Caribbean Basin.

         Enron and certain of its subsidiaries and other affiliates collectively participate in nearly all phases of the oil and natural gas industry and, therefore, compete with Mariner. In addition, ENA, JEDI and other affiliates of ENA have provided, and may in the future provide, and ECT Securities Limited Partnership, another affiliate of Enron, has assisted, and may in the future assist, in arranging financing to non-affiliated participants in the oil and natural gas industry who are or may become competitors of Mariner. Because of these various possible conflicting interests, the Shareholders' Agreement includes provisions designed to clarify that generally Enron and its affiliates have no duty to make business opportunities available to Mariner and no duty to refrain from conducting activities that may be competitive with us.

         Under the terms of the Shareholders' Agreement, Enron and its affiliates (which include, without limitation, ENA and JEDI) are specifically permitted to compete with Mariner, and neither Enron nor any of its affiliates has any obligation to bring any business opportunity to Mariner.

         Under the Revolving Credit Facility, Mariner has covenanted that it will not engage in any transaction with any of its affiliates (including Enron, ENA, JEDI and affiliates of such entities) providing for the rendering of services or sale of property unless such transaction is as favorable to such party as could be obtained in an arm"s-length transaction with an unaffiliated party in accordance with prevailing industry customs and practices. The Revolving Credit Facility excludes from this covenant (i) any transaction permitted by the Shareholders" Agreement, (ii) the grant of options to purchase or sales of equity securities to directors, officers, employees and consultants of Mariner and (iii) the assignment of any overriding royalty interest pursuant to an employee incentive compensation plan.

         The Indenture, dated as of August 1, 1996, between Mariner and United States Trust Company of New York (the "Indenture"), under which the Senior Subordinated Notes were issued, contains similar restrictions. Under the Indenture, Mariner Energy, Inc. has covenanted not to engage in any transaction with an affiliate unless the terms of that transaction are no less favorable to Mariner than could be obtained in an arm"s-length transaction with a nonaffiliate. Further, if such transaction involves more than $1 million, it must be approved in writing by a majority of Mariner"s disinterested directors, and if such a transaction involves more than $5 million, it must be determined by a nationally recognized banking firm to be fair, from a financial standpoint, to Mariner. However, this covenant is subject to several significant exceptions, including, among others, (i) certain industry-related agreements made in the ordinary course of business where such agreements are approved by a majority of Mariner"s disinterested directors as being the most favorable of several bids or proposals, (ii) transactions under employment agreements or compensation plans entered into in the ordinary course of business and consistent with industry practice and (iii) certain prior transactions.

         Mariner expects that from time to time it will engage in various commercial transactions and have various commercial relationships with Enron and certain affiliates of Enron, such as holding and exploring, exploiting and developing joint working interests in particular prospects and properties, engaging in hydrocarbon price hedging arrangements and entering into other oil and gas related or financial transactions. For example, Mariner has entered into several agreements with Enron or affiliates of Enron for the purpose of hedging oil and natural gas prices on Mariner"s future production. Mariner believes that its current agreements with Enron and its affiliates are, and anticipates that, but can provide no assurances that, any future agreements with Enron and its affiliates will be, on terms no less favorable to Mariner than would be contained in an agreement with a third party.

1998 EQUITY INVESTMENT

         In June 1998, Mariner Holdings issued additional equity to its existing shareholders, including JEDI, for approximately $14.58 per share, for an aggregate investment of $30.0 million (the "1998 Equity Investment"). We paid approximately $1.2 million as a structuring fee, on a pro rata basis, to existing shareholders participating in this transaction. Approximately $1.0 million of this fee was paid to ECT Securities Corp., an affiliate of JEDI.

MARINER ENERGY LLC CREDIT FACILITY WITH ENA

         Our parent established the ENA Credit Facility to provide us with additional capital. The ENA Credit Facility provides for unsecured, subordinated loans to our parent up to $50 million, bearing interest at LIBOR plus 4.5%, at maturity. The full amount available under this credit facility had been drawn as of December 31, 1999. Our parent paid a structuring fee equal to 4% of the principal amount of the borrowing. This agreement is expected to be repaid in full at maturity on April 30, 2000 with proceeds from a new three year term loan between Mariner Energy LLC and ENA.

SENIOR CREDIT FACILITY WITH ENA

         In April 1999, we established a $25 million borrowing-based, short-term credit facility with ENA to obtain funds needed to execute our 1999 capital expenditure program and for short-term working capital needs. This facility's maturity was extended from December 31, 1999 to April 30, 2000 and is expected to be repaid through a capital contribution from Mariner Energy LLC. We paid ENA a structuring fee equal to 1% of the principle amount.

CAPITAL CONTRIBUTION

         In March 2000, we received from Mariner Energy LLC a cash contribution of approximately $30 million, which was used to reduce accounts payable. This contribution was made from the proceeds from Mariner Energy LLC's three year $112 million term loan with ENA. Due to certain restrictions with the Company's Indenture and Revolving Credit Agreement, neither cash flow from operations or from assets sales would be available to repay any portion of this term loan.

FIRM TRANSPORTATION CONTRACT

         In 1999 we constructed a 29 mile flowline from a third party platform to the Mississippi Canyon 718 subsea well. After commissioning the flowline, MEGS LLC, an Enron affiliate, purchased the flowline from us and our joint interest partners. We received $8.8 million in cash proceeds which were offset against the cost of constructing the flowline. No gain or loss was recognized. In addition, we entered into a firm transportation contract with MEGS LLC at a rate of $0.26 per Mcf to transport our share of 86 Bcf of natural gas from the commencement of production through March 2009. Our working interest at December 31, 1999 was 37% and will increase to 51% after the project reaches payout.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      DOCUMENTS INCLUDED IN THIS REPORT:

         1.   FINANCIAL STATEMENTS and 2. FINANCIAL STATEMENT SCHEDULES

         These documents are listed in the Index to Financial Statements in Item 8 hereof.

         3.   EXHIBITS

         Exhibits designated by the symbol * have been previously filed on last years Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

         Exhibits designed by the symbol ** are filed with this Annual Report on Form 10-K.

         Exhibits designated by the symbol " are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

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

         4.1(a) Indenture, dated as of August 1, 1996, between the Registrant and United States Trust Company of New York, as Trustee.

         4.2(d) First Amendment to Indenture, dated as of January 31, 1998, between the Registrant and United States Trust Company of New York, as Trustee.

         4.3(a) Note, dated August 12, 1996, in the principal amount of up to $45,000,000, made by the Registrant in favor of Nations Bank of Texas, N.A.

         4.4(a) Note, dated August 12, 1996, in the principal amount of up to $45,000,000, made by the Registrant in favor of Toronto Dominion (Texas), Inc.

         4.5(a) Note, dated August 12, 1996, in the principal amount of up to $30,000,000, made by the Registrant in favor of The Bank of Nova Scotia.

         4.6(a) Note, dated 12, 1996, in the principal amount of up to $30,000.000, made by the Registrant in favor of ABN AMRO Bank, N.V., Houston Agency.

         4.7(a) Form of the Registrant's 10"% Senior Subordinated Note Due 2006, Series B.

         4.8* Credit and Subordination Agreement dated as of September 2, 1998 between Mariner Holdings, Inc. and Enron Capital & Trade Resources Corp.

         4.9(f) Amended and Restated Credit Agreement, dated June 28, 1999, among Mariner Energy, Inc., NationsBank of Texas, N.A., as Agent, Toronto Dominion (Texas), Inc., as Co-agent, and the financial institutions listed on schedule 1 thereto.

         4.10(f) Second Amended and Restated Credit Agreement, dated as of April 15, 1999, between Mariner Energy LLC and Enron North America Corp. (formerly Enron Capital & Trade Resources Corp.).

         4.11(f) Revolving Credit Agreement dated as of April 15, 1999, between Mariner Energy, Inc. and Enron North America Corp. (formerly Enron Capital & Trade Resources Corp.).

         10.1* Amended and Restated Shareholders" Agreement, dated October 12, 1998, among Mariner Energy LLC, Enron Capital & Trade Resources Corp., Mariner Holdings, Inc., Joint Energy Development Investments Limited Partnership and the other shareholders of Mariner Energy LLC.

         10.3(f) Amended and Restated Credit Agreement, dated June 28, 1999, between Mariner Energy and Bank of America, N.A.

         10.4(a)" Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Robert E. Henderson.

         10.5(a)" Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Richard R. Clark.

         10.6(a)" Amended and Restated Employment Agreement, dated June 27,
                  1996, between the Registrant and Michael W. Strickler.

         10.7*" Amended and Restated Employment Agreement, dated January 1, 1997, between the Registrant and Tom E. Young.

         10.8*" Amended and Restated Employment Agreement, dated December 27, 1998, between the Registrant and Gregory K. Harless.

         10.9*" Amended and Restated Employment Agreement, dated December 27, 1998, between the Registrant and W. Hunt Hodge.

         10.10(a)" Amended and Restated Consulting Services Agreement, dated
                  June 27, 1996, between the Registrant and David S. Huber.

         10.11(a)" Mariner Holdings, Inc. 1996 Stock Option Plan (assumed by
                  Mariner Energy LLC).

         10.12(a)" Form of Incentive Stock Option Agreement (pursuant to the
                  Mariner Holdings, Inc. 1996 Stock Option Plan, assumed by Mariner Energy LLC).

         10.13** List of executive officers who are parties to an Incentive Stock Option Agreement.

         10.14(a)" Form of Nonstatutory Stock Option Agreement (pursuant to the
                  Mariner Holdings, Inc. 1996 Stock Option Plan, assumed by Mariner Energy LLC).

         10.15** List of executive officers who are parties to a Nonstatutory Stock Option Agreement.

         10.16(a)" Nonstatutory Stock Option Agreement, dated June 27, 1996, between the Registrant and David S. Huber.

         10.17*" Amended and Restated Employment Agreement, dated as of December 1, 1998, between the Registrant and Frank A. Pici.

         10.18*" Amended and Restated Employment Agreement, dated as of June 1, 1998, between the Registrant and L.V. Bud McGuire.

         10.19(e) Third Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Richard R. Clark.

         10.20(e) Fourth Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Gregory K. Harless.

         10.21(e) Third Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Robert E. Henderson.

         10.22(e) Fourth Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and William Hunt Hodge.

         10.23(e) First Amendment to Amended and Restated Consulting Services
                  Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and David S. Huber.

         10.24(e) First Amendment to Employment Agreement, effective as of
                  October 1, 1999, between Mariner Energy, Inc. and L.V.
                  McGuire.

         10.25(e) Third Amendment to Employment Agreement, effective as of
                  October 1, 1999, between Mariner Energy, Inc. and Frank A.
                  Pici.

         10.26(e) Fourth Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Michael W. Strickler.

         10.27(e) First Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Thomas E. Young.

         10.28** Gas Gathering Agreement, dated December 29, 1999 between MEGS, LLC and Mariner Energy, Inc. and Burlington Resources, Inc.

         10.29** First Amendment to Amended and Restated Credit Agreement, dated December 31, 1999 by and among Mariner Energy, Inc., Bank of America, N.A., Toronto Dominion (Texas), Inc., Bank of Nova Scotia, and ABN-AMRO Bank, N.V.

         23.1**   Consent of Ryder Scott Company.

         23.2** Ryder Scott Company Letter of Estimated Proved Reserves dated March 07, 2000

         27.1**   Financial Data Schedule.

--------------------------
(a) Incorporated by reference to the Company"s Registration Statement on Form S-4 (Registration No. 333-12707), filed September 25, 1996.

(b) Incorporated by reference to Amendment No. 1 to the Company"s Registration Statement on Form S-4 (Registration No. 333-12707), filed December 6, 1996.

(c) Incorporated by reference to Amendment No. 2 to the Company"s Registration Statement on Form S-4 (Registration No. 333-12707), filed December 19, 1996.

(d) Incorporated by reference to the Company"s Annual Report on Form 10-K for the year ended December 31, 1996 (Registration No. 333-12707) filed March 31, 1997.

(e) Incorporated by reference to the Mariner Energy LLC November 4, 1999 filing on Forms S-1 (Registration No. 333-87287).

(f) Incorporated by reference to the Mariner Energy, Inc. March 31, 1999, June 30, 1999 or September 30, 1999 quarterly filings on Form 10-Q.


(b)      REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

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

         "royalty interest" An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage or of the proceeds from the sale thereof. Such an interest generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalty interests may be either landowner"s royalty interests, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalty interests, which are usually carved from the leasehold interest pursuant to an assignment to a third party or reserved by an owner of the leasehold in connection with a transfer of the leasehold to a subsequent owner.

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

March 30, 2000

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
              Chairman of the Board, President and Chief Executive Officer


         This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                          Title                                     Date
---------                                                          -----                                     ----

/s/ Robert E. Henderson                               Chairman of the Board, President and               March 29, 2000
--------------------------------------                   Chief Executive Officer
Robert E. Henderson                                      (Principal Executive Officer)

/s/ Frank A. Pici                                     Vice President of Finance and                      March 29, 2000
--------------------------------------                   Chief Financial Officer
Frank A. Pici                                            (Principal  Financial  Officer and Principal
                                                         Accounting Officer)


/s/ Richard R. Clark                                  Director and Executive Vice President              March 29, 2000
--------------------------------------
Richard R. Clark

/s/ L. V. "Bud" McGuire                               Director and Senior Vice President
--------------------------------------                   of Operations                                   March 29, 2000
L. V. "Bud" McGuire

/s/ Michael W. Strickler                              Director and Senior Vice President
--------------------------------------                   of Exploration                                  March 29, 2000
Michael W. Strickler

/s/ Richard B. Buy                                    Director                                           March 29, 2000
--------------------------------------
Richard B. Buy

/s/ Mark E. Haedicke                                  Director                                           March 29, 2000
--------------------------------------
Mark E. Haedicke

/s/ Stephen R. Horn                                   Director                                           March 29, 2000
--------------------------------------
Stephen R. Horn

/s/ Raymond M. Bowen                                  Director                                           March 29, 2000
--------------------------------------
Raymond M. Bowen

/s/ D. Brad Dunn                                      Director                                           March 29, 2000
--------------------------------------
D. Brad Dunn

/s/ Jere C. Overdyke, Jr.                             Director                                           March 29, 2000
--------------------------------------
Jere C. Overdyke, Jr.

/s/ Frank Stabler                                     Director                                           March 29, 2000
--------------------------------------
Frank Stabler

/s/ Jeffrey B. Sherrick                               Director                                           March 29, 2000
--------------------------------------
Jeffrey B. Sherrick

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.13**           List of executive officers who are parties to an Incentive
                  Stock Option Agreement.

10.15**           List of executive officers who are parties to a Nonstatutory
                  Stock Option Agreement.

10.28**           Gas Gathering Agreement, dated December 29, 1999 between MEGS,
                  LLC and Mariner Energy, Inc. and Burlington Resources, Inc.

10.29** First Amendment to Amended and Restated Credit Agreement, dated December 31, 1999 by and among Mariner Energy, Inc.,
                  Bank of America, N.A., Toronto Dominion (Texas), Inc., Bank of
                  Nova Scotia, and ABN-AMRO Bank, N.V.

23.1**            Consent of Ryder Scott Company.

23.2**            Ryder Scott Company Letter of Estimated Proved Reserves dated
                  March 07, 2000

27.1**            Financial Data Schedule.