Form 10-Q
period 2000-03-31
MARINER ENERGY INC
filed 2000-05-15
CIK 1022345

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

         As of May 10, 2000, there were 1,380 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                              MARINER ENERGY, INC.
                                    FORM 10-Q
                                 MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                                                  Page
                                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999......................................... 1

         Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited).................... 2

         Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited).................... 3

         Notes to Financial Statements (unaudited).................................................................. 4

         Independent Certified Public Accountants' Report on Review of Interim Financial Information................ 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................... 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................................ 12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................................................ 12

Item 2.  Changes in Securities and Use of Proceeds................................................................. 12

Item 3.  Defaults Upon Senior Securities........................................................................... 12

Item 4.  Submission of Matters to a Vote of Security Holders....................................................... 12

Item 5.  Other Information ........................................................................................ 12

Item 6.  Exhibits and Reports on Form 8-K.......................................................................... 12


SIGNATURE ......................................................................................................... 13

PART I, ITEM 1.
                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  March 31,      December 31,
                                                                    2000            1999
                                                                 -----------    -------------
                               ASSETS                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                   $         8    $         123
     Receivables                                                      30,616           23,683
     Prepaid expenses and other                                        5,980            4,891
                                                                 -----------    -------------
               Total current assets                                   36,604           28,697
                                                                 -----------    -------------

PROPERTY AND EQUIPMENT:
     Oil and gas properties, at full cost:
               Proved                                                398,797          379,301
               Unproved, not subject to amortization                  81,161           81,897
                                                                 -----------    -------------
                     Total                                           479,958          461,198
     Other property and equipment                                      4,009            3,982
     Accumulated depreciation, depletion
               and amortization                                     (211,601)        (199,233)
                                                                 -----------    -------------

               Total property and equipment, net                     272,366          265,947
                                                                 -----------    -------------

OTHER ASSETS, Net of amortization                                      2,733            2,868
                                                                 -----------    -------------

TOTAL ASSETS                                                     $   311,703    $     297,512
                                                                 ===========    =============

                LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable                                            $     9,326    $      30,269
     Accrued liabilities                                              24,708           25,389
     Accrued interest                                                  2,688            5,329
                                                                 -----------    -------------
               Total current liabilities                              36,722           60,987
                                                                 -----------    -------------

OTHER LIABILITIES                                                      4,816            4,226

LONG-TERM DEBT:
     Subordinated notes                                               99,685           99,673
     Revolving credit facility                                        49,400           42,600
     Senior credit facility                                           25,000           25,000
                                                                 -----------    -------------
               Total long-term debt                                  174,085          167,273
                                                                 -----------    -------------

STOCKHOLDER'S EQUITY
     Common stock, $1 par value; 2,000 shares authorized,
         1,379 and 1,378 issued
         and outstanding at March
         31, 2000 and December 31, 1999, respectively                      1                1
     Additional paid-in capital                                      202,318          172,318
     Accumulated deficit                                            (106,239)        (107,293)
                                                                 -----------    -------------
               Total stockholder's equity                             96,080           65,026
                                                                 -----------    -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $   311,703    $     297,512
                                                                 ===========    =============


   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
REVENUES:
   Oil sales                                       $      7,145    $      1,884
   Gas sales                                             16,134           9,137
                                                   ------------    ------------
          Total revenues                                 23,279          11,021
                                                   ------------    ------------
COSTS AND EXPENSES:
   Lease operating expenses                               4,193           2,575
   Depreciation, depletion and amortization              12,927           7,466
   General and administrative expenses                    1,728           1,538
                                                   ------------    ------------
          Total costs and expenses                       18,848          11,579
                                                   ------------    ------------
OPERATING INCOME (LOSS)                                   4,431            (558)
INTEREST:
   Income                                                    15              10
   Expense                                               (3,392)         (2,940)
                                                   ------------    ------------
INCOME (LOSS) BEFORE TAXES                                1,054          (3,488)
PROVISION FOR INCOME TAXES                                   --              --
                                                   ------------    ------------
NET INCOME (LOSS)                                  $      1,054    $     (3,488)
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                   2000              1999
                                                                                -----------       ----------
OPERATING ACTIVITIES:
     Net Income (loss)                                                          $     1,054       $   (3,488)

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Depreciation, depletion and amortization                                12,970            7,704
     Changes in operating assets and liabilities:
             Receivables                                                             (6,933)             157
             Other current assets                                                    (1,089)             917
             Other assets                                                               135              (38)
             Accounts payable and accrued liabilities                               (24,265)          (3,306)
                                                                                -----------       ----------
                    Net cash provided by (used for) operating activities            (18,128)           1,946

                                                                                -----------       ----------
INVESTING ACTIVITIES:
     Additions to oil and gas properties                                            (18,760)         (23,855)
     Additions to other property and equipment                                          (27)            (148)
                                                                                -----------       ----------
                    Net cash used for investing activities                          (18,787)         (24,003)
                                                                                -----------       ----------
FINANCING ACTIVITIES:
     Net Proceeds from (repayment of) revolving credit facility                       6,800             (900)
     Proceeds from sale of stock to Parent                                           30,000           23,003
                                                                                -----------       ----------
                    Net cash provided by financing activities                        36,800           22,103
                                                                                -----------       ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIV.                                            (115)              46
CASH AND CASH EQUIV. AT BEGINNING OF PERIOD                                             123                2
                                                                                -----------       ----------
CASH AND CASH  EQUIV. AT END OF PERIOD                                          $         8       $       48
                                                                                ===========       ==========



   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

    The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations and cash flows for the three months ending March 31, 2000 and 1999 are not necessarily indicative of the results for the full year.

2.  Oil and Gas Properties

    Under the full cost method of accounting for oil and gas properties, the net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues, discounted at 10%, from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties.

3.  Revolving Credit Facility

    In April 2000 the Company requested a $10 million borrowing base increase under the terms of the Revolving Credit Agreement. This increase was approved in May 2000, raising the borrowing base from $60 million to $70 million.

4.  Affiliate Transactions

    In March and May of 2000, the Company received cash equity contributions indirectly from Mariner Energy LLC, the Company's parent ("Parent"), of $30 million and $25 million, respectively. The March equity contribution was used to reduce accounts payable and accrued liabilities, and the May equity contribution was used to repay the Company's $25 million Senior Credit Facility with Enron North America Corp. (ENA). These equity contributions were made with proceeds from Mariner Energy LLC's three-year $112 million term loan with ENA. Due to certain restrictions with the Company's Indenture and Revolving Credit Agreement, neither the cash flows from operations or from asset sales would be available to repay any portion of this term loan.

5.   Commitments and Contingencies

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

      The following table sets forth the Company's position as of March 31, 2000:

                                                                        PRICE
                                            NOTIONAL         -----------------------------
             TIME PERIOD                   QUANTITIES        FLOOR       CEILING     FIXED        FAIR VALUE
             -----------                   ----------        -----       -------     ------       ----------
                                                                                                 (in millions)
NATURAL GAS (MMBTU)
  April 1 - December 31, 2000
       Collar purchased                       2,263          $2.25       $  2.49                    $ (1.0)
       Fixed price swap purchased             7,445                                  $ 2.18           (5.8)

   January 1 - December 31, 2001
       Fixed price swap purchased             4,501                                    2.18           (2.9)

   January 1 - December 31, 2002
       Fixed price swap purchased             1,831                                    2.18           (0.9)

CRUDE OIL (MBBLS)
  April 1 - December 31, 2000
       Fixed price swap purchased             1,155                                   18.46           (7.8)

     Subsequent to March 31, 2000, the Company sold a market sensitive oil swap for a notional quantity of 423 MBbls at an average price of $24.17 per bbl for the time period May 1, 2000 through December 31, 2000.

     The fair value of our hedging instruments was determined based on a broker's forward price quote and a NYMEX forward price quote. As of March 31, 2000 a commodity price increase of 10% would have resulted in an unfavorable change in fair value of $7.5 million and a commodity price decrease of 10% would have resulted in a favorable change in fair value of $7.5 million.

     LITIGATION -- The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually and in the aggregate, to be material.

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

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of March 31, 2000 and the related statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United Sates of America, the balance sheet as of December 31, 1999, and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 1999 (not presented herein), and in our report dated March 28, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
May 11, 2000

PART I, ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

         The following review of operations for the three-month periods ended March 31, 2000 and 1999 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from the Company's expectations. Factors that could influence these results include, but are not limited to, oil and gas price volatility, results of future drilling, availability of drilling rigs, future production and costs, liquidity and other factors described in the Company's annual report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

RESULTS OF OPERATIONS

The following table sets forth certain information regarding results of operations for the periods shown:


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2000               1999
                                               ---------          ---------
Total revenue, $MM                             $    23.3          $    11.0

EBITDA(a), $MM                                      17.4                6.9

Net income (loss), $MM                               1.1               (3.5)

Production:
     Oil and condensate (Mbbls)                      369                169
     Natural Gas (Mmcf)                            6,720              4,915
     Natural Gas equivalents (Mmcfe)               8,934              5,929

Average realized sales prices:
     Oil and condensate ($/Bbl)                $   19.36          $   11.17
     Natural Gas ($/Mcf)                            2.40               1.86
     Natural Gas equivalents ($/Mcfe)               2.61               1.86

Cash Margin(b) per Mcfe:
     Revenue (pre-hedge)                       $    3.13          $    1.86
     Hedging impact                                (0.52)                --
     Lease operating expenses                      (0.47)             (0.43)
     Gross G&A costs                               (0.44)             (0.56)
                                               ---------          ---------
         Cash Margin                           $    1.70          $    0.87
                                               =========          =========

Capital Expenditures, $MM:
    Exploration:
          Leasehold and G&G costs              $     2.7          $     4.8
          Drilling                                   1.3                0.6
    Development & other                             11.7               16.1
    Capitalized G&A and interest costs               3.1                2.5
                                               ---------          ---------

        Total                                  $    18.8          $    24.0
                                               =========          =========


(a) - EBITDA equals earnings before interest, income taxes, depreciation, depletion, amortization and impairment of oil and gas properties. EBITDA should be used as a supplement to, and not as a supplement for, net earnings and cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company's results of operations and liquidity.

(b) - Cash margin measures the net cash generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 2000

   NET PRODUCTION increased 51% to 8.9 Bcfe for the first quarter of 2000 from
5.9 Bcfe for the first quarter of 1999. Production from our offshore Gulf of Mexico properties increased to 7.8 Bcfe in the quarter from 3.8 Bcfe in the same period of 1999, as a result of production from the Dulcimer project at Garden Banks 367, which began in April 1999, and production from the Pluto project at Mississippi Canyon 718, which began in December 1999, offset in part by natural production declines on other producing properties. Our production for the remainder of 2000 is anticipated to increase, as a result of the expected commencement of production from the Apia and Black Widow fields in the second and fourth quarter, respectively.

   HEDGING ACTIVITIES for the first quarter of 2000 decreased our average realized natural gas sales price received by $0.24 per Mcf and revenues by $1.6 million. Hedging related to crude oil during the first quarter of 2000 decreased our average realized crude oil sales price received by $8.14 per Bbl and revenues by $3.0 million. There were no hedging activities for natural gas or crude oil in the same period of 1999.

   OIL AND GAS REVENUES increased 112% to $23.3 million for the first quarter of 2000 from $11.0 million for the first quarter of 1999, primarily due to a 51% increase in production and to a 40% increase in realized prices, to $2.61 per Mcfe for the first quarter from $1.86 per Mcfe in the same period of 1999.

   LEASE OPERATING EXPENSES increased 62% to $4.2 million for the first quarter of 2000, from $2.6 million for the first quarter of 1999, due to the addition of four new offshore wells.

   DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE (DD&A) increased 72% to $12.9 million for the first quarter of 2000 from $7.5 million for the first quarter of 1999, as a result of the 51% increase in equivalent volumes produced and an increase in the unit-of-production depreciation, depletion, and amortization rate to $1.45 per Mcfe from $1.26 per Mcfe. The higher rate for the first quarter of 2000 was due to the occurrence of three dry holes since the first quarter of 1999, and does not include the impact on the rate of two potentially significant discoveries during the same period for which proved reserves had not yet been recorded.

   GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received by us from other working interest owners, increased 13% to $1.7 million for the first quarter of 2000 from $1.5 million for the first quarter of 1999, due to less overhead recoveries from partners during the first quarter of 2000 as compared to the same period in 1999.

   INTEREST EXPENSE for the first quarter of 2000 increased 17% to $3.4 million from $2.9 million in the first quarter of 1999, due to additional borrowings by us under the $25 million Senior Credit Facility obtained in April 1999.

   LOSS BEFORE INCOME TAXES was $1.1 million for the first quarter of 2000, as a result of the oil and gas revenue increase, offset in part by increased expenses as discussed above.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

   As of March 31, 2000, we had a working capital deficit of approximately $0.1 million, compared to a working capital deficit of $32.3 million at December 31, 1999. The reduction in the working capital deficit was primarily a result of a $30.0 million cash equity contribution from our Parent, which was used to reduce accounts payable and accrued liabilities. Subsequent to March 31, 2000, we received an additional $25.0 million cash equity contribution from our parent. The proceeds of this cash equity contribution was used to pay off our Senior Credit Facility with ENA. We expect our 2000 capital expenditures, including capitalized indirect costs and reduced by proceeds of any unproved property dispositions, to be approximately $75 million, which would exceed cash flow from operations. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. As such, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling or monetize portions of our proved reserves or undeveloped inventory if additional capital resources are not available to us on terms we consider reasonable.

   Net cash used by operating activities was $18.1 million in the first three months of 2000, a decrease of $20.1 million from the same period of 1999. A period to period increase of approximately $9.8 million in operating cash flow before changes in operating assets and liabilities was due primarily to higher production and higher commodity prices. A decrease of $29.9 million in net cash used for changes in working capital was caused by a paydown of accounts payable and accrued liabilities with the proceeds of a cash equity contribution from our parent.

   Cash used in investing activities in the first three months of 2000 decreased to $18.8 million from $24.0 million for the same period in 1999 due primarily to lower leasehold acquisition and development expenditures.

   Cash provided by financing activities was $36.8 million for the first three months of 2000 compared to $22.1 million for the same period in 1999. Our primary source of cash for the first three months of 2000 was $30.0 million in proceeds from a cash equity contribution indirectly from Mariner Energy LLC, and $6.8 million of additional net borrowings under our Revolving Credit Facility.

   The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. To reduce the effects of the volatility of the price of oil and natural gas on our operating cash flow, management has adopted a policy of hedging oil and natural gas prices from time to time through the use of commodity futures, options and swap agreements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements.

   The following table sets forth the increase (decrease) in our oil and natural gas sales as a result of hedging transactions and the effects of hedging transactions on prices during the periods indicated.

                                                                              Three Months Ended March 31,
                                                                             ------------------------------
                                                                                 2000              1999
                                                                             ------------      ------------
Decrease in natural gas sales (in thousands)...............................    $ (1,638)            $ --

Decrease in oil sales (in thousands).......................................      (3,002)              --

Effect of hedging transactions on average natural gas sales price
(per Mcf)..................................................................       (0.24)              --

Effect of hedging transactions on average oil sales price (per Bbl)........       (8.14)              --

   A table setting forth our open hedging positions as of March 31, 2000 is contained in footnote 5. "Commitments and Contingencies" in the footnotes to the financial statements in Part I, Item 1. of this report.

   Hedging arrangements for 2000 cover approximately 58% of our anticipated equivalent production for the year. Hedging arrangements for 2001 and 2002 cover approximately 15% and 4% of our anticipated equivalent production for those years, respectively.

   Capital expenditures for the first three months of 2000 were $15.7 million and $3.1 million of capitalized indirect costs. Capital expenditures included $4.0 million for exploration activities and $11.7 million for development.

   During the three-month period ended March 31, 2000, we announced a late-1999 discovery in the Deepwater Gulf of Mexico on our Devils Tower prospect located in Mississippi Canyon block 773 in 5,610 feet of water. An appraisal well is planned for the second quarter of 2000 with a second appraisal well anticipated in the fourth quarter of 2000. In May 2000 we sold 30% of our 50% working interest in the discovery, reducing our future development cost investment in the discovery. During the first quarter of 2000, a successful appraisal well was also drilled on our Aconcagua prospect located in Mississippi Canyon Block 305 and one unsuccessful Deepwater Gulf exploratory well was drilled. Development operations were completed on our Apia discovery located in Garden Banks block 73, and production began in late April 2000.

   During the remainder of 2000, we expect to complete drilling operations on two to four exploratory wells, all in the Deepwater Gulf. We also expect to drill the first appraisal well on the Devils Tower discovery, and to complete the production well and related facilities necessary for our Black Widow discovery to commence production in the fourth quarter of 2000. Total capital expenditures for 2000, including capitalized indirect costs and reduced by proceeds from sales of unproved property interests, are expected to be approximately $75 million.

   Debt outstanding as of March 31, 2000 was approximately $174.1 million, including $99.7 million of senior subordinated notes, $49.4 million drawn on the Revolving Credit Facility, and $25 million drawn on the Senior Credit Facility with ENA. Following the semi-annual borrowing base redetermination, in May 2000, the borrowing base under the Revolving Credit Facility was increased from $60 million to $70 million.

     In March and May of 2000, we received cash equity contributions indirectly from Mariner Energy LLC, our parent company, of $30 million and $25 million, respectively. The March equity contribution was used to reduce accounts payable and accrued liabilities, and the May equity contribution was used to repay our $25 million Senior Credit Facility with ENA. These equity contributions were made with proceeds from Mariner Energy LLC's three-year $112 million term loan with ENA. Due to certain restrictions with our Indenture and Revolving Credit Agreement, neither the cash flows from operations or from asset sales would be available to repay any portion of this term loan.

   There can be no assurance that funds available to us under the Revolving Credit Facility will be sufficient for us to fund our currently planned capital expenditures. We may be required to reduce our planned capital expenditures and forego planned exploratory drilling or to monetize portions of our proved reserves or undeveloped inventory if additional capital resources are not available to us on terms we consider reasonable.

   We believe there will be adequate cash flow in order for us to fund our remaining planned activities in 2000. A portion of our capital needs during the remainder of 2000 are expected to be funded by the sale of certain unproved property interests. Our capital resources still may not be sufficient to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness. There can be no assurance that anticipated growth will be realized, that our business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable us to service our indebtedness or make necessary capital expenditures. In addition, depending on the levels of our cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), we may need to refinance a portion of the principal amount of our senior subordinated debt at or prior to maturity. However, there can be no assurance that we would be able to obtain financing on acceptable terms to complete a refinancing.

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II.      OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS

   None.

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

   On March 21, 2000, Mariner Energy, Inc. sold one share of common stock to its parent, Mariner Energy LLC for $30,000,000. The proceeds were used to reduce accounts payable and accrued liabilities.

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

   None.

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

   ITEM 5.    OTHER INFORMATION

   None.

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith.

     27.1 Financial Data Schedule

(b) The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARINER ENERGY, INC.



Date: May 14, 2000                      /s/ Frank A. Pici
                                        --------------------------------
                                        Frank A. Pici
                                        Vice President of Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Officer Duly Authorized to Sign
                                        on Behalf of the Registrant)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
  27.1                      Financial Data Schedule