Form 10-Q
period 2000-06-30
MARINER ENERGY INC
filed 2000-08-14
CIK 1022345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000


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



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [_] No [X]

  Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This quarterly report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of August 1, 1996, under which the Company is the issuer of certain debt.

   As of August 10, 2000, there were 1,380 shares of the registrant's common stock outstanding.

                              MARINER ENERGY, INC.
                                    Form 10-Q
                                  June 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1. Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999....1

        Statements of Operations for the three months ended March 31, 2000 and
        1999 (unaudited)......................................................2

        Statements of Cash Flows for the three months ended March 31, 2000 and
        1999 (unaudited)......................................................3

        Notes to Financial Statements (unaudited).............................4

        Independent Accountants' Report ......................................6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................7

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........13


PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 2. Changes in Securities and Use of Proceeds............................13

Item 3. Defaults Upon Senior Securities......................................13

Item 4. Submission of Matters to a Vote of Security Holders..................13

Item 5. Other Information ...................................................13

Item 6. Exhibits and Reports on Form 8-K.....................................13

SIGNATURE ...................................................................14

Part I, Item 1.
                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                       June 30,     December 31,
                                                         2000           1999
                                                       --------       ------
                                                      (Unaudited)
                        ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                         $   5,603     $     123
   Receivables                                          44,411        23,683
   Prepaid expenses and other                            6,853         4,891
                                                      --------      --------
          Total current assets                          56,867        28,697
                                                      --------      --------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, at full cost:
     Proved                                            417,824       379,301
     Unproved, not subject to amortization              68,238        81,897
                                                      --------      --------
       Total                                           486,062       461,198
     Other property and equipment                        4,082         3,982
   Accumulated depreciation, depletion and
    amortization                                      (227,190)     (199,233)
                                                      ---------     ---------

       Total property and equipment, net               262,954       265,947

OTHER ASSETS, Net of amortization                        3,224         2,868
                                                      --------      --------
TOTAL ASSETS                                          $323,045      $297,512
                                                      ========      ========
         LIABILITIES AND STOCKHOLDER'S EQUITY
         ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                  $  18,668     $  30,269
   Accrued liabilities                                  43,244        25,389
   Accrued interest                                      4,397         5,329
                                                      --------      --------

          Total current liabilities                     66,309        60,987
                                                      --------      --------
OTHER LIABILITIES                                        5,516         4,226
LONG-TERM DEBT:
   Revolving credit facility                            20,000        42,600
   Senior subordinated notes                            99,698        99,673
   Senior credit facility                                    0        25,000
                                                    ----------      --------

          Total long-term debt                         119,698       167,273
                                                       -------       -------
STOCKHOLDER'S EQUITY:
   Common stock, $1 par value; 2,000 shared  authorized,  1,380 and 1,378 issued and outstanding at June 30, 2000 and December 31,
     1999 respectively                                       1             1
   Additional paid-in-capital                          227,318       172,318
   Accumulated deficit                                 (95,797)     (107,293)
                                                      ---------     ---------
          Total stockholder's equity                   131,522        65,026

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $323,045      $297,512
                                                      ========      ========

 The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)


                                     Three Months Ended       Six Months Ended
                                          June 30                 June 30
                                   ----------------------  --------------------
                                      2000       1999         2000       1999
                                   ---------  ----------    --------  ----------
 REVENUES:

   Oil sales ..................... $  9,546    $  2,739    $ 16,691    $  4,624
   Gas sales .....................   25,483      12,085      41,617      21,222
                                   --------    --------    --------    --------
          Total revenues .........   35,029      14,824      58,308      25,846
                                   --------    --------    --------    --------
COSTS AND EXPENSES:
   Lease operating expenses ......    4,277       3,189       8,470       5,764
   Depreciation, depletion and
    amortization .................   16,055       8,337      28,982      15,803
   General and administrative
    expenses .....................    1,526       1,282       3,254       2,821
                                   --------    --------    --------    --------
          Total costs and expenses   21,858      12,808      40,706      24,388
                                   --------    --------    --------    --------
OPERATING INCOME .................   13,171       2,016      17,602       1,458
INTEREST:
   Income ........................       38          11          53          21
   Expense .......................   (2,767)     (3,671)     (6,159)     (6,611)
                                   --------    --------    --------    --------
INCOME (LOSS) BEFORE TAXES .......   10,442      (1,644)     11,496      (5,132)
PROVISION FOR INCOME TAXES .......     --          --          --          --
                                   --------    --------    --------    --------
NET INCOME (LOSS) ................ $ 10,442    $ (1,644)   $ 11,496    $ (5,132)
                                   ========    ========    ========    ========



The accompanying notes are an integral part of these financial statements.



                              MARINER ENERGY, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                      Six Months Ended June 30
                                                      ------------------------
                                                          2000         1999
                                                      -----------  -----------
OPERATING ACTIVITIES:
   Net Income (loss) ................................   $ 11,496    $ (5,132)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
          Depreciation, depletion and amortization ..     29,272      16,059
   Changes in operating assets and liabilities:
          Receivables ...............................    (20,728)     (2,249)
          Other current assets ......................     (1,962)        (32)
          Other assets ..............................       (356)        222
          Accounts payable and accrued liabilities ..      5,322     (27,940)
                                                        --------    --------
            Net cash provided by (used in)
            operating activities ....................     23,044     (19,072)
                                                        --------    --------
INVESTING ACTIVITIES:
   Additions to oil and gas properties ..............    (53,866)    (19,000)
   Proceeds from property conveyances ...............     29,002        --
   Additions to other property and equipment ........       (100)       (290)
                                                        --------    --------
            Net cash used in investing activities....    (24,964)    (19,290)
                                                        --------    --------
FINANCING ACTIVITIES:
   Proceeds (payments) from revolving credit facility    (22,600)     (9,400)
     Capital contribution from parent ...............     55,000      23,284
   Proceeds (payments) from senior credit facility ..    (25,000)     25,000
                                                        --------    --------
            Net cash provided by financing activities      7,400      38,884
                                                        --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIV ..........      5,480         522
CASH AND CASH EQUIV. AT BEGINNING OF PERIOD .........        123           2
                                                        --------    --------
CASH AND CASH  EQUIV. AT END OF PERIOD ..............   $  5,603    $    524
                                                        ========    ========




The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                          Notes to Financial Statements
                                   (unaudited)

1. Basis of Presentation

   The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ending June 30, 2000 and the cash flows for the six months ending June 30, 2000 are not necessarily indicative of the results for the full year.

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

4.  Affiliate Transactions

   In March and May of 2000, the Company received cash equity contributions by sale of common stock to Mariner Holdings, Inc., the Company's parent ("Parent"), of $30 million and $25 million, respectively. The March equity contribution was used to reduce accounts payable and accrued liabilities, and the May equity contribution was used to repay the Company's $25 million Senior Credit Facility with Enron North America Corp. ("ENA"). These equity contributions were made with proceeds from Mariner Energy LLC's three-year $112 million term loan with ENA. Due to certain restrictions from the Company's Senior Subordinated Notes and Revolving Credit Agreement, neither the cash flows from operations nor from asset sales would be available to repay any portion of the Parent's term loan.

5.  Commitments and Contingencies

   Hedging Program -- The Company conducts a hedging program with respect to its sales of crude oil and natural gas using various instruments whereby monthly settlements are based on the differences between the price or range of prices specified in the instruments and the settlement price of certain crude oil and natural gas futures contracts quoted on the open market. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. The counter party to all of the Company's current contracts are with an affiliate.

    The following table sets forth the Company's position as of June 30, 2000:

                                      Notional            Price
                                       ---------------------------
       Time Period                 Quantities Floor   Ceiling  Fixed  Fair Value
                                                                         (in
                                                                       millions)
Natural Gas (MMBtu)
  July 1 - December 31, 2000
    Collar purchased................  1,353   $2.25    $2.49            $(2.9)
    Fixed price swap purchased......  4,407                     $2.18   (10.7)

  January 1 - December 31, 2001
    Fixed price swap purchased......  4,501                      2.18    (7.4)

  January 1 - December 31, 2002
    Fixed price swap purchased......  1,831                      2.18    (1.8)

Crude Oil (MBbls)
  July 1 - December 31, 2000
    Fixed price swap purchased......  1,155                     18.46    (9.8)
    Market sensitive price swap sold   (416)                    24.16     2.4
                                                                       -------
         Total .....................                                   $(30.2)
                                                                       =======

   The fair value of our hedging instruments was determined based on a broker's forward price quote and a NYMEX forward price quote. As of June 30, 2000 a commodity price increase of 10% would have resulted in an unfavorable change in fair value of $8.4 million and a commodity price decrease of 10% would have resulted in a favorable change in fair value of $8.4 million.

   Litigation - The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually and in the aggregate, to be material.

6.    New Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating what effect, if any, SFAS No. 133 will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2001.

Independent Accountants' Report


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of June 30, 2000 and the related statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Houston, Texas
August 10, 2000

Part I, Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

      The following review of operations for the three-month and six-month periods ended June 30, 2000 and 1999 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

Information Regarding Forward Looking Statements

      All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from the Company's expectations. Factors that could influence these results include, but are not limited to, oil and gas price volatility, results of future drilling, availability of drilling rigs, future production and costs, capital resources, liquidity and other factors described in the Company's annual report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

Results of Operations

The following table sets forth certain information regarding results of operations for the periods shown:


                                       Three Months Ended      Six Months Ended
                                            June 30                June 30
                                      --------------------    ------------------
                                        2000        1999      2000       1999
                                     ----------  ---------  ---------- ---------

Total revenue, $MM                      $35.0      $14.8      $58.3      $25.8

EBITDA(1), $MM                           29.3       10.4       46.6       17.3

Net  income (loss), $MM                  10.4       (1.6)      11.5       (5.1)

Production:
     Oil and condensate (Mbbls)           459        179        828        348
     Natural Gas (Mmcf)                 8,262      5,668     14,983     10,583
     Natural Gas equivalents (Mmcfe)   11,016      6,742     19,951     12,671


Average realized sales prices:
     Oil and condensate ($/Bbl)         $20.78    $15.27     $20.15     $13.28
     Natural Gas ($/Mcf)                  3.08      2.13       2.78       2.01
     Natural Gas equivalents ($/Mcfe)     3.18      2.20       2.92       2.04


Cash Margin(2) per Mcfe:
     Revenue (pre-hedge)                 $3.90     $2.34      $3.55      $2.11
     Hedging impact                      (0.72)    (0.14)     (0.63)     (0.07)
     Lease operating expenses            (0.38)    (0.47)     (0.42)     (0.45)
     Gross G&A costs                     (0.31)    (0.42)     (0.37)     (0.49)
                                         -----     -----      -----      -----
         Cash Margin                     $2.49     $1.31      $2.13      $1.10
                                         =====     ======     ======     =====

Capital Expenditures (3), $MM:
    Exploration:
         Leasehold and G&G costs        $(12.9)    $(4.9)    $(10.2)     $(0.1)
         Drilling                          1.4      (0.2)       2.8        0.4
    Development & other                   15.3      (1.8)      27.3       14.3
    Capitalized G&A and interest costs     2.4       2.2        5.1        4.7
                                        ------    -------    -------     ------

        Total                            $ 6.2    $ (4.7)    $ 25.0     $ 19.3
                                         =====    =======    ======     ======



(1) - EBITDA equals earnings before interest, income taxes, depreciation, depletion, amortization and impairment of oil and gas properties. EBITDA should be used as a supplement to, and not as a supplement for, net earnings and cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company's results of operations and liquidity.

(2) - Cash margin measures the net cash generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company.

(3)  - Net of proceeds from property conveyances.

Results of Operations for the Second Quarter of 2000

  Net production  increased 63% to 11.0 Bcfe for the second quarter of 2000 from
6.7 Bcfe for the second quarter of 1999. OurDeepwater Gulf of Mexico production was 8.0 Bcfe in the second quarter of 2000, an increase of 196% compared to the
2.7 Bcfe produced in the second quarter of 1999, with Pluto, located in Mississippi Canyon 674, and Apia, located in Garden Banks 73, accounting for the majority of the increase. These two projects more than offset anticipated production declines in shallow water and onshore production, and a sooner than anticipated production decline at our Dulcimer Deepwater Gulf field, located in Garden Banks 367. Our production for the remainder of 2000 is expected to be approximately equal to first half 2000 production, with first production from the Black Widow project, located in Ewing Bank 966, expected in the fourth quarter of 2000, offset by anticipated production decline from the Dulcimer project, located in Garden Banks 367.

  Hedging activities for the second quarter of 2000 decreased our average realized natural gas sales price received by $0.58 per Mcf and revenues by $4.8 million. Hedging related to crude oil during the second quarter of 2000 decreased our average realized crude oil sales price received by $6.92 per Bbl and revenues by $3.2 million. Hedging activities for the second quarter 1999 reduced our average realized natural gas and crude oil prices by $0.15 per Mcf and $0.53 per Bbl, resulting in reductions in revenue of $0.8 million and $0.1 million, respectively.

  Oil and gas revenues increased 136% to $35.0 million for the second quarter of 2000 from $14.8 million for the second quarter of 1999, due to a 63% increase in production and to a 45% increase in realized prices, to $3.18 per Mcfe for the second quarter from $2.20 per Mcfe in the same period of 1999.

  Lease operating expenses increased 34% to $4.3 million for the second quarter of 2000, from $3.2 million for the second quarter of 1999, due to the addition of five new offshore wells.

  Depreciation, depletion, and amortization expense (DD&A) increased 93% to $16.1 million for the second quarter of 2000 from $8.3 million for the second quarter of 1999, as a result of the 63% increase in equivalent volumes produced and an increase in the unit-of-production depreciation, depletion, and amortization rate to $1.46 per Mcfe from $1.24 per Mcfe. The higher rate for the second quarter of 2000 was due to the occurrence of three dry holes since the second quarter of 1999, and does not include the impact on the rate of two potentially significant discoveries during the same period for which proved reserves may be recorded after certain appraisal activities are completed.

  General and administrative expenses, which are net of overhead reimbursements received by us from other working interest owners, increased 19% to $1.5 million for the second quarter of 2000 from $1.3 million for the second quarter of 1999, due to less overhead recoveries from partners during the second quarter of 2000 as compared to the same period in 1999.

  Interest expense for the second quarter of 2000 decreased 25% to $2.8 million from $3.7 million in the second quarter of 1999, due to the repayment of the $25 million Senior Credit Facility with proceeds from a capital contribution by the sale of common stock to Mariner Holdings, Inc.

  Income before income taxes was $10.4 million for the second quarter of 2000, as a result of the oil and gas revenue increase, offset in part by increased expenses as discussed above.

Results of Operations for the First Six Months of 2000

  Net production increased 57% to 20.0 Bcfe for the first six months of 2000 from 12.7 Bcfe for the same period of 1999. Production from our offshore Gulf of Mexico properties increased to 9.0 Bcfe in the six month period ending June 20, 2000 from 8.7 Bcfe in the same period of 1999, primarily as a result of production commencing from new wells in the Pluto field located in Mississippi Canyon 674 and the Apia field located in Garden Banks 73. This increase was offset in part by anticipated production declines in shallow water and onshore production and sooner than anticipated production declines at our Dulcimer Deepwater Gulf field, located in Garden Banks 367. Total production for the remainder of 2000 is expected to be approximately equal to first half 2000 production, with first production from the Black Widow project, located in Ewing Bank 966, expected in the fourth quarter of 2000, offset by anticipated production decline from the Dulcimer project, located in Garden Banks 367.

  Oil and gas revenues increased 126% to $58.3 million for the first six months of 2000 from $25.8 million for the comparable period of 1999, primarily due to a 43% increase in realized prices to $2.92 per Mcfe in the first six months of 2000 from $2.04 per Mcfe in the same period last year, and the production increase discussed above.

  Hedging activities for the first six months of 2000 decreased our average realized natural gas sales price received by $0.43 per Mcf and revenues by $6.4 million. Hedging related to crude oil during the first six months of 2000 decreased our average realized crude oil sales price received by $7.46 per Bbl and revenues by $6.2 million. Hedging activities for the first six months of 1999 reduced our average realized natural gas and crude oil prices by $0.08 per Mcf and $0.28 per Bbl, resulting in reductions in revenue of $0.8 million and $0.1 million, respectively.

  Lease operating expenses increased 47% to $8.5 million for the first six months of 2000, from $5.8 million for the comparable period of 1999, primarily due to the higher offshore production discussed above.

  Depreciation, depletion, and amortization expense (DD&A) increased 83% to $29.0 million for the first six months of 2000 from $15.8 million for the comparable period of 1999, as a result of the increase in the unit-of-production depreciation, depletion, and amortization rate to $1.45 per Mcfe from $1.25 per Mcfe, and a 57% increase in equivalent volumes produced. The higher rate for the second quarter of 2000 was due to the occurrence of three dry holes since the second quarter of 1999, and does not include the impact on the rate of two potentially significant discoveries during the same period for which proved reserves may be recorded after certain appraisal activities are completed.

  General and administrative expenses, which are net of overhead reimbursements received by us from other working interest owners, increased 15% to $3.3 million for the first six months of 2000 from $2.8 million for the comparable period of 1999, due primarily to increased personnel-related costs required for us to pursue its Deepwater Gulf exploration and development plan.

  Interest expense for the first six months of 2000 decreased 7% to $6.2 million from $6.6 million for the comparable period of 1999, primarily due to capital contributions by the sale of common stock to our Parent which were used to reduce debt.

  Income (loss) before income taxes was an $11.5 million income for the first six months of 2000, primarily as a result of oil and gas revenue increases and partially offset by increased expenses discussed above.

Liquidity, Capital Expenditures and Capital Resources

  As of June 30, 2000, we had a working capital deficit of approximately $9.4 million, compared to a working capital deficit of $32.3 million at December 31, 1999. The reduction in the working capital deficit was primarily a result of a $30.0 million cash equity contribution by the sale of common stock to our Parent, which was used to reduce accounts payable and accrued liabilities. We expect our 2000 capital expenditures, including capitalized general, administrative and interest costs but reduced by proceeds from property conveyances, to be approximately $85 million to $90 million, which would exceed cash flow from operations. However, we believe there will be adequate cash flow in order for us to fund our remaining planned activities in 2000. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. As such, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling or monetize portions of our proved reserves or undeveloped inventory if additional capital resources are not available to us on terms we consider reasonable.

  Net cash used by operating activities was $23.0 million in the first six months of 2000, an increase of $42.1 million from the same period of 1999. A period to period increase of approximately $29.8 million in operating cash flow before changes in operating assets and liabilities was due primarily to higher production and higher commodity prices. An increase of $12.3 million in net cash used for changes in working capital was caused by increased oil and gas receivables and the timing of payments made on accounts payable.

  Cash used in investing activities in the first six months of 2000 increased to $25.0 million from $19.3 million for the same period in 1999 due primarily to higher development expenditures.

  Cash provided by financing activities was $7.4 million for the first six months of 2000 compared to $38.9 million for the same period in 1999. Our primary source of cash for the first six months of 2000 was $55.0 million in proceeds from two cash equity contributions by the sale of common stock to our Parent offset in part by $22.6 million of payments on our Revolving Credit Facility and a $25 million repayment of our Senior Credit Facility with ENA.

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

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                            2000         1999
                                                         ----------    ---------
Decrease in natural gas sales (in thousands).......       ($6,393)        $(843)
Decrease in oil sales (in thousands)...............        (6,178)          (96)

Effect of hedging transactions on average natural gas
sales price (per Mcf)..............................         (0.43)        (0.08)

Effect of hedging transactions on average oil sales
price (per Bbl)....................................         (7.46)        (0.28)

  A table setting forth our open hedging positions as of June 30, 2000 is contained in footnote 5. "Commitments and Contingencies" in the footnotes to the financial statements in Part I, Item 1. of this report.

  Hedging arrangements for 2000 cover approximately 59% of our anticipated equivalent production for the year. Hedging arrangements for 2001 and 2002 cover approximately 11% and 4% of our anticipated equivalent production for those years, respectively.

  Capital expenditures for the first six months of 2000 were $25.0 million including $5.1 million of capitalized general, administrative and interest costs and areduction for proceeds received from property conveyances. Net capital expenditures included a $7.4 million credit for exploration activities and $27.3 million for development.

  During the remainder of 2000, we expect to conduct drilling operations on two to four exploratory wells, all in the Deepwater Gulf. Appraisal activities on our Aconcagua and Devils Tower discoveries also are expected to continue during the remainder of the year, with another appraisal well at Devils Tower expected and the beginning of infrastructure activity on the Canyon Express System, which includes the Aconcagua project. Total capital expenditures for 2000, net of proceeds from property conveyances, are now expected to be $85 to $90 million, with approximately $30 million for exploration activity, including expenditures related to our recently-announced acquisition of Shell's 50% working interest in the King Kong deepwater development project.

  Debt outstanding as of June 30, 2000 was approximately $119.7 million, including $99.7 million of senior subordinated notes and $20.0 million drawn on the Revolving Credit Facility. Following the semi-annual borrowing base redetermination, in May 2000, the borrowing base under the Revolving Credit Facility was increased from $60 million to $70 million.

   In March and May of 2000, we received cash equity contributions by the sale of common stock to our Parent of $30 million and $25 million, respectively. The March equity contribution was used to reduce accounts payable and accrued liabilities, and the May equity contribution was used to repay our $25 million Senior Credit Facility with ENA. These equity contributions were made with proceeds from the Mariner Energy LLC three-year $112 million term loan with ENA. Due to certain restrictions with our Indenture and Revolving Credit Agreement, neither the cash flows from operations nor from asset sales would be available to repay any portion of this term loan.

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

Part II.  Other Information

  Item 1. Legal Proceedings

  None.

  Item 2. Changes in Securities and Use of Proceeds

On March 21, 2000, Mariner Energy, Inc. sold one share of common stock to its parent, Mariner Holdings, Inc., for $30,000,000. The proceeds were used to reduce accounts payable and accrued liabilities.

On May 1, 2000, Mariner Energy, Inc. sold one share of common stock to its parent, Mariner Holdings, Inc., for $25,000,000. The proceeds were used to pay off the Company's Senior Credit Facility with ENA.

  Item 3. Defaults Upon Senior Securities

  None.

  Item 4. Submission of Matters to a Vote of Security Holders

  None.

  Item 5. Other Information

  None.

  Item 6. Exhibits and Reports on Form 8-K

   (a) The following exhibits are filed herewith.
            27.1 Financial Data Schedule

   (b) The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MARINER ENERGY, INC.



Date: August 10, 2000                           /s/ Frank A.
                                                -------------
Pici__________
                                                Frank A. Pici
                                                Vice President of Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Officer Duly Authorized to Sign
                                                 on Behalf of the Registrant)

                                 EXHIBIT TABLE


EXHIBIT
NUMBER                          DESCRIPTION
27.1                            Financial Data Schedule
