Form 10-Q
period 2000-09-30
MARINER ENERGY INC
filed 2000-11-14
CIK 1022345

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes [ ]   No [ ]

     Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This quarterly report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of August 1, 1996, under which the Company is the issuer of certain debt.

     As of November 10, 2000, there were 1,380 shares of the registrant's common stock outstanding.
--------------------------------------------------------------------------------

                              MARINER ENERGY, INC.
                                    Form 10-Q
                               September 30, 2000

                                TABLE OF CONTENTS

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1. Balance Sheets at September 30, 2000 (unaudited)
        and December 31, 1999.................................................1

        Statements of Operations for the three-months
        and nine-months ended September 30, 2000 and 1999 (unaudited).........2

        Statements of Cash Flows for the nine-months
        ended September 30, 2000 and 1999 (unaudited).........................3

        Notes to Financial Statements (unaudited).............................4

        Independent Accountants' Report.......................................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................8

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........14


PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................14

Item 2. Changes in Securities and Use of Proceeds............................14

Item 3. Defaults Upon Senior Securities......................................14

Item 4. Submission of Matters to a Vote of Security Holders..................14

Item 5. Other Information....................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................14

SIGNATURE....................................................................15

Part I, Item 1.
                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                              September 30,  December 31,
                                                                  2000          1999
                                                              ------------   ----------
                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...............................  $   4,553    $     123
     Receivables .............................................     35,921       23,683
     Prepaid expenses and other ..............................      5,324        4,891
                                                                ---------    ---------

                Total current assets .........................     45,798       28,697
                                                                ---------    ---------
PROPERTY AND EQUIPMENT:
     Oil and gas properties, at full cost:
        Proved ...............................................    435,246      379,301
        Unproved, not subject to amortization ................     80,248       81,897
                                                                ---------    ---------
            Total ............................................    515,494      461,198
        Other property and equipment .........................      4,286        3,982
     Accumulated depreciation, depletion and amortization ....   (239,636)    (199,233)
                                                                ---------    ---------

            Total property and equipment, net ................    280,144      265,947
                                                                ---------    ---------
OTHER ASSETS, Net of amortization ............................      2,896        2,868
                                                                ---------    ---------
TOTAL ASSETS .................................................  $ 328,838    $ 297,512
                                                                =========    =========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable ........................................  $  11,076    $  30,269
     Accrued liabilities .....................................     39,312       25,389
     Accrued interest ........................................      1,905        5,329
                                                                ---------    ---------

                Total current liabilities ....................     52,293       60,987
                                                                ---------    ---------
OTHER LIABILITIES ............................................      6,063        4,226
LONG-TERM DEBT:
     Revolving credit facility ...............................     35,000       42,600
     Senior Subordinated Notes ...............................     99,710       99,673
     Senior credit facility ..................................          0       25,000
                                                                ---------    ---------

                Total long-term debt .........................    134,710      167,273
                                                                ---------    ---------
STOCKHOLDER'S EQUITY:
     Common stock, $1 par value; 2,000 shared authorized,
        1,380 and 1,378 issued and outstanding at
        September 30, 2000 and December 31, 1999
        respectively .........................................          1            1
     Additional paid-in-capital ..............................    227,318      172,318
     Accumulated deficit .....................................    (91,547)    (107,293)
                                                                ---------    ---------

                Total stockholder's equity ...................    135,772       65,026
                                                                ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...................  $ 328,838    $ 297,512
                                                                =========    =========


   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)


                                               Three-months Ended      Nine-months Ended
                                                 September 30,           September 30,
                                              --------------------    --------------------
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
REVENUES:
   Oil sales ..............................   $  5,178    $  2,462    $ 21,869    $  7,086
   Gas sales ..............................     20,203      10,772      61,820      31,994
                                              --------    --------    --------    --------
          Total revenues ..................     25,381      13,234      83,689      39,080
                                              --------    --------    --------    --------
COSTS AND EXPENSES:
   Lease operating expenses ...............      4,412       2,616      12,882       8,380
   Depreciation, depletion and amortization     12,753       7,564      41,741      23,367
   General and administrative expenses ....      1,357       1,186       4,611       4,007
                                              --------    --------    --------    --------
          Total costs and expenses ........     18,522      11,366      59,234      35,754
                                              --------    --------    --------    --------
OPERATING INCOME ..........................      6,859       1,868      24,455       3,326
INTEREST:
   Income .................................         45           8          98          29
   Expense ................................     (2,648)     (3,536)     (8,807)    (10,147)
                                              --------    --------    --------    --------
INCOME (LOSS) BEFORE TAXES ................      4,256      (1,660)     15,746      (6,792)
PROVISION FOR INCOME TAXES ................       --          --          --          --
                                              --------    --------    --------    --------
NET INCOME (LOSS) .........................   $  4,256    $ (1,660)   $ 15,746    $ (6,792)
                                              ========    ========    ========    ========




   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                   Nine-months Ended
                                                                     September 30,
                                                                 ---------------------
                                                                    2000       1999
                                                                 ---------   ---------
OPERATING ACTIVITIES:
     Net Income (loss) .......................................   $ 15,746    $ (6,792)
     Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
                Depreciation, depletion and amortization .....     42,277      23,740
     Changes in operating assets and liabilities:
                Receivables ..................................    (12,244)        193
                Other current assets .........................       (432)        891
                Other assets .................................        (29)        367
                Accounts payable and accrued liabilities .....     (8,687)    (10,957)
                                                                 --------    --------
           Net cash provided by (used in) operating activities     36,631       7,442
                                                                 --------    --------
INVESTING ACTIVITIES:
     Additions to oil and gas properties .....................    (83,299)    (62,913)
     Proceeds from property conveyances ......................     29,002      19,757
     Additions to other property and equipment ...............       (304)       (546)
                                                                 --------    --------
           Net cash used in investing activities .............    (54,601)    (43,702)
                                                                 --------    --------
FINANCING ACTIVITIES:
     Proceeds from (payments to) revolving credit facility ...     (7,600)    (10,700)
     Capital contribution by sale of stock to parent .........     55,000      23,284
     Proceeds from (payments to) senior credit facility ......    (25,000)     25,000
                                                                 --------    --------
           Net cash provided by financing activities .........     22,400      37,584
                                                                 --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............      4,430       1,324
CASH AND CASH EQUIV. AT BEGINNING OF PERIOD ..................        123           2
                                                                 --------    --------
CASH AND CASH  EQUIVALENT AT END OF PERIOD ...................   $  4,553    $  1,326
                                                                 ========    ========


   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                          Notes to Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 and the cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results for the full year.

2.   Oil and Gas Properties

     Under the full cost method of accounting for oil and gas properties, the net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues, discounted at 10%, from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties.

3.   Revolving Credit Facility

     In April 2000, the Company requested a $10 million borrowing base increase under the terms of the Revolving Credit Agreement. This increase was approved in May 2000, raising the borrowing base from $60 million to $70 million and was maintained at $70 million after a mandatory mid-year borrowing base redetermination.

4.  Affiliate Transactions

     In March and May of 2000, the Company received cash equity contributions from the sale of common stock to Mariner Holdings, Inc., the Company's parent ("Parent"), of $30 million and $25 million, respectively. The March equity contribution was used to reduce accounts payable and accrued liabilities, and the May equity contribution was used to repay the Company's $25 million Senior Credit Facility with Enron North America Corp. ("ENA"). These equity contributions were made with proceeds from Mariner Energy LLC's three-year $112 million term loan with ENA. Due to certain restrictions from the Company's Senior Subordinated Notes and Revolving Credit Agreement, neither the cash flows from operations nor asset sales would be available to repay any portion of the Parent's term loan.

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

     The following table sets forth the Company's position as of September 30, 2000:

                                                                      Price
                                        Notional     ------------------------------------------
                Time Period            Quantities    Floor     Ceiling      Fixed    Fair Value
                -----------            ----------    -----     -------      -----    ----------
                                                                                    (in millions)
Natural Gas (MMBtu)
  October 1 - October 31, 2000
       Collar purchased ...............      341    $  2.25    $  2.49                $  (1.0)

  October 1 - December 31, 2000
       Fixed price swap purchased .....    1,821                           $  2.18       (5.6)
       Collar purchased ...............    1,335       3.50       4.92                   (0.4)
       Put floor purchased ............    1,335       3.50                                --

  January 1 - October 31, 2001
       Collar purchased ...............    4,216       3.50       4.92                   (0.2)
       Put floor option purchased .....    4,216       3.50                                --

  January 1 - December 31, 2001
       Fixed price swap purchased .....    4,501                              2.18      (11.1)

  January 1 - December 31, 2002
       Fixed price swap purchased .....    1,831                              2.18       (3.5)

Crude Oil (MBbls)
  October 1 - December 31, 2000
       Fixed price swap purchased .....      576                             18.12       (6.2)
       Market sensitive price swap sold     (237)                            23.87        2.0
                                                                                        -----

           Total ......................                                               $ (26.0)
                                                                                        =====


     The fair value of our hedging instruments was determined based on a broker's forward price quote and a NYMEX forward price quote. As of September 30, 2000 a commodity price increase of 10% would have resulted in an unfavorable change in fair value of $6.1 million and a commodity price decrease of 10% would have resulted in a favorable change in fair value of $5.3 million.

     Royalty Relief - Currently, the Company's Pluto well on Mississippi Canyon Block 674 is not required to pay royalties to the Minerals Management Service ("MMS"). Royalty relief was granted assuming oil and natural gas prices remained below certain predetermined levels. If average commodity prices for 2000 exceed these predetermined levels, the Company may be required to pay up to $3 million in royalties to the MMS.

     Litigation - The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually and in the aggregate, to be material.

6.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. Based on a preliminary review, had the Company implemented SFAS No. 133 as of September 30, 2000, an estimated $26.0 million liability would have been recorded. The offset at the future date of implementation, would be reflected as a cumulative effect adjustment to income and other comprehensive income in stockholder's equity. The Company will adopt this statement on January 1, 2001.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101, as amended, in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

Independent Accountants' Report


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


     We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of September 30, 2000 and the related statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
November 13, 2000

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations.

     The following review of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

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

Results of Operations

     The following table sets forth certain information regarding results of operations for the periods shown:

                                           Three-Months          Nine-Months
                                        Ended September 30,  Ended September 30,
                                        ------------------    -----------------
                                          2000       1999       2000      1999
                                        -------    -------    -------   -------

Total revenue, $MM ...................  $  25.4    $  13.2    $  83.7   $  39.1

EBITDA(1), $MM .......................     19.6        9.4       66.2      26.7

Net  income (loss), $MM ..............      4.3       (1.7)      15.7      (6.8)

Production:
     Oil and condensate (Mbbls) ......      314        154      1,142       502
     Natural Gas (Mmcf) ..............    6,602      4,976     21,584    15,559
     Natural Gas equivalents (Mmcfe) .    8,485      5,900     28,438    18,571

Average realized sales prices:
     Oil and condensate ($/Bbl) ......  $ 16.77    $ 16.01    $ 19.22   $ 14.12
     Natural Gas ($/Mcf) .............     3.04       2.16       2.86      2.06
     Natural Gas equivalents ($/Mcfe)      2.99       2.24       2.94      2.10

Cash Margin(2) per Mcfe:
     Revenue (pre-hedge) .............  $  4.28    $  2.84    $  3.76   $  2.35
     Hedging impact ..................    (1.29)     (0.60)     (0.82)    (0.25)
     Lease operating expenses ........    (0.52)     (0.44)     (0.45)    (0.45)
     Gross G&A costs .................    (0.34)     (0.44)     (0.36)    (0.47)
                                        -------    -------    -------   -------
         Cash Margin .................  $  2.13    $  1.36    $  2.13   $  1.18
                                        =======    =======    =======   =======

Capital Expenditures(3), $MM:
    Exploration:
         Leasehold and G&G costs .....  $  12.0    $   1.3    $   1.8   $   1.2
         Drilling ....................      9.3        3.1       11.6       3.8
    Development & other ..............      6.0       17.9       33.0      31.9
    Capitalized G&A and interest costs      2.3        2.1        8.2       6.8
                                        -------    -------    -------   -------

        Total ........................  $  29.6    $  24.4    $  54.6   $  43.7
                                        =======    =======    =======   =======



(1) EBITDA equals earnings before interest, income taxes, depreciation, depletion, amortization and impairment of oil and gas properties. EBITDA should be used as a supplement to, and not as a supplement for, net earnings and cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company's results of operations and liquidity.

(2) Cash margin measures the net cash generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company.

(3) Net of $29.0 million and $19.8 million of proceeds from property conveyances for the nine-month periods ending September 30, 2000 and 1999, respectively.

Results of Operations for the Third Quarter of 2000

     Net production increased by 44% during the third quarter of 2000, to 8.5 billion cubic feet of natural gas equivalent (Bcfe) from 5.9 Bcfe in the same period of 1999. The Company's Deepwater Gulf of Mexico production was 6.0 Bcfe in the third quarter of 2000, an increase of 149% compared to the 2.4 Bcfe produced in the third quarter of 1999, with Pluto, located in Mississippi Canyon 674, and Apia, located in Garden Banks 73, continuing to account for the majority of the increase. These two projects more than offset anticipated production decline in shallow water and onshore production, and at the Company's Dulcimer Deepwater Gulf field, located in Garden Banks 367.

     Hedging activities for the third quarter of 2000 decreased our average realized natural gas sales price received by $1.11 per Mcf and revenues by $7.3 million. Hedging related to crude oil during the third quarter of 2000 decreased our average realized crude oil sales price received by $11.75 per Bbl and revenues by $3.7 million. Hedging activities for the third quarter 1999 reduced our average realized natural gas and crude oil prices by $0.60 per Mcf and $3.70 per Bbl respectively, resulting in reductions in revenue of $3.0 million and $0.6 million, respectively.

     Oil and gas revenues increased 92% to $25.4 million for the third quarter of 2000 from $13.2 million for the third quarter of 1999, due to a 44% increase in production and to a 33% increase in realized prices, to $2.99 per Mcfe for the third quarter from $2.24 per Mcfe in the same period of 1999.

     Lease operating expenses increased 69% to $4.4 million for the third quarter of 2000, from $2.6 million for the third quarter of 1999, due to the addition of four new offshore wells.

     Depreciation, depletion, and amortization expense (DD&A) increased 69% to $12.8 million for the third quarter of 2000 from $7.6 million for the third quarter of 1999, as a result of the 44% increase in equivalent volumes produced and an increase in the unit-of-production depreciation, depletion, and amortization rate to $1.50 per Mcfe from $1.28 per Mcfe. The higher rate for the third quarter of 2000 was due to the occurrence of three dry holes since the second quarter of 1999, and does not include the impact on the rate of two potentially significant discoveries during the same period for which proved reserves may be recorded after certain appraisal activities are completed.

     General and administrative expenses, which are net of overhead reimbursements received by us from other working interest owners, increased 14% to $1.4 million for the third quarter of 2000 from $1.2 million for the second quarter of 1999, due to less overhead recoveries from partners during the third quarter of 2000 as compared to the same period in 1999.

     Interest expense for the third quarter of 2000 decreased 25% to $2.6 million from $3.5 million in the third quarter of 1999, due to the repayment of the $25 million Senior Credit Facility with proceeds from a capital contribution by the sale of common stock to Mariner Holdings, Inc.

     Income before income taxes was $4.3 million for the third quarter of 2000, as a result of the oil and gas revenue increase, offset in part by increased expenses as discussed above.

Results of Operations for the First Nine Months of 2000

     Net production increased 53% to 28.4 Bcfe for the first nine months of 2000 from 18.6 Bcfe for the same period of 1999. Production from our Deepwater Gulf of Mexico properties increased to 19.5 Bcfe in the nine month period ending September 30, 2000 from 6.6 Bcfe in the same period of 1999, primarily as a result of production commencing from new wells in the Pluto field located in Mississippi Canyon 674 and the Apia field located in Garden Banks 73. This increase was offset in part by anticipated production declines in shallow water and onshore production and sooner than anticipated production declines at our Dulcimer Deepwater Gulf field, located in Garden Banks 367. Production for the fourth quarter of 2000 is expected to increase with first production from the Black Widow project, located in Ewing Bank 966, which commenced on October 29, 2000, and increased production from the Pluto field.

     Oil and gas revenues increased 114% to $83.7 million for the first nine months of 2000 from $39.1 million for the comparable period of 1999, primarily due to a 40% increase in realized prices to $2.94 per Mcfe in the first nine months of 2000 from $2.10 per Mcfe in the same period last year, and the production increase discussed above.

     Hedging activities for the first nine months of 2000 decreased our average realized natural gas sales price received by $0.63 per Mcf and revenues by $13.7 million. Hedging related to crude oil during the first nine months of 2000 decreased our average realized crude oil sales price received by $8.64 per Bbl and revenues by $9.9 million. Hedging activities for the first nine months of 1999 reduced our average realized natural gas and crude oil prices by $0.24 per Mcf and $1.32 per Bbl, resulting in reductions in revenue of $3.8 million and $0.7 million, respectively.

     Lease operating expenses increased 54% to $12.9 million for the first nine months of 2000, from $8.4 million for the comparable period of 1999, primarily due to the higher deepwater production discussed above.

     Depreciation, depletion, and amortization expense (DD&A) increased 79% to $41.7 million for the first nine months of 2000 from $23.4 million for the comparable period of 1999, as a result of the increase in the unit-of-production depreciation, depletion, and amortization rate to $1.47 per Mcfe from $1.26 per Mcfe, and a 53% increase in equivalent volumes produced. The higher rate for the third quarter of 2000 was due to the occurrence of two dry holes since the third quarter of 1999, and does not include the impact on the rate of two potentially significant discoveries during the same period for which proved reserves may be recorded after certain appraisal activities are completed.

     General and administrative expenses, which are net of overhead reimbursements received by us from other working interest owners, increased 15% to $4.6 million for the first six months of 2000 from $4.0 million for the comparable period of 1999, due primarily to increased personnel-related costs required for us to pursue its Deepwater Gulf exploration and development plan.

     Interest expense for the first nine months of 2000 decreased 13% to $8.8 million from $10.1 million for the comparable period of 1999, primarily due to capital contributions by the sale of common stock to our Parent which were used to reduce debt.

     Income (loss) before income taxes was an $15.7 million income for the first nine months of 2000, primarily as a result of oil and gas revenue increases and partially offset by increased expenses discussed above.

Liquidity, Capital Expenditures and Capital Resources

     As of September 30, 2000, we had a working capital deficit of approximately $6.5 million, compared to a working capital deficit of $32.3 million at December 31, 1999. The reduction in the working capital deficit was primarily a result of a $30.0 million cash equity contribution by the sale of common stock to our Parent, which was used to reduce accounts payable and accrued liabilities. We expect our 2000 capital expenditures, including capitalized general, administrative and interest costs but reduced by proceeds from property conveyances, to be approximately $100 million, which would exceed cash flow from operations. However, we believe there will be adequate cash flow in order for us to fund our remaining planned activities in 2000. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. As such, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling or monetize portions of our proved reserves or undeveloped inventory if additional capital resources are not available to us on terms we consider reasonable.

     Net cash used by operating activities was $36.6 million in the first nine months of 2000, an increase of $29.2 million from the same period of 1999. A period to period increase of approximately $41.1 million in operating cash flow before changes in operating assets and liabilities was due primarily to higher production and higher commodity prices. A decrease of $11.9 million in net cash used for changes in working capital was caused by decrease joint interest receivables and the timing of payments made on accounts payable.

     Net cash used in investing activities in the first six months of 2000 increased to $54.6 million from $43.7 million for the same period in 1999 due primarily to higher exploratory drilling expenditures.

     Cash provided by financing activities was $22.4 million for the first nine months of 2000 compared to $37.6 million for the same period in 1999. Our primary source of cash for the first nine months of 2000 was $55.0 million in proceeds from two cash equity contributions by the sale of common stock to our Parent offset in part by $7.6 million of payments on our Revolving Credit Facility and a $25 million repayment of our Senior Credit Facility with ENA.

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

                                                                                     Nine-Months Ended
                                                                                        September 30,
                                                                                   ----------------------
                                                                                      2000         1999
                                                                                   ---------     --------
Decrease in natural gas sales (in thousands) ...................................   ($13,682)     $(3,818)
Decrease in oil sales (in thousands) ...........................................     (9,864)        (666)

Effect of hedging transactions on average natural gas sales price (per Mcf).....      (0.63)       (0.24)

Effect of hedging transactions on average oil sales price (per Bbl).............      (8.64)       (1.32)


     A table setting forth our open hedging positions as of September 30, 2000 is contained in the "Commitments and Contingencies" footnote to the financial statements in Part I, Item 1. of this report.

     Hedging arrangements for 2000 cover approximately 68% of our anticipated equivalent production for the year. Hedging arrangements for 2001 and 2002 cover approximately 35% and 3% of our anticipated equivalent production for those years, respectively.

     Capital expenditures for the first nine months of 2000 were $54.6 million including $8.2 million of capitalized general, administrative and interest costs and a reduction of $29.0 million for proceeds received from property conveyances. Net capital expenditures included $13.4 million for exploration activities and $33.0 million for development activities.

     During the remainder of 2000, we expect to conduct drilling operations on two to four exploratory wells, all in the Deepwater Gulf. Appraisal activities on our Aconcagua and Devils Tower discoveries also are expected to continue during the remainder of the year, and development activities on the recently-acquired King Kong Deepwater Gulf exploitation project have commenced. We also plan to conduct production enhancement projects in several of our currently-producing fields during the fourth quarter of 2000 to take advantage of the current commodity price environment. Total capital expenditures for 2000, net of proceeds from property conveyances, are now expected to be approximately $100 million.

     Long-term debt outstanding as of September 30, 2000 was approximately $134.7 million, including $99.7 million of senior subordinated notes and $35.0 million drawn on the Revolving Credit Facility. Following a semi-annual borrowing base redetermination completed in May 2000, the borrowing base under the revolving credit facility was increased from $60 million to $70 million. In October 2000, the borrowing base was re-affirmed at $70 million.

     In March and May of 2000, we received cash equity contributions by the sale of common stock to our Parent of $30 million and $25 million, respectively. The March equity contribution was used to reduce accounts payable and accrued liabilities, and the May equity contribution was used to repay our $25 million Senior Credit Facility with ENA. These equity contributions were made with proceeds from the Mariner Energy LLC three-year $112 million term loan with ENA. Due to certain restrictions with our Indenture and Revolving Credit Agreement, neither cash flows from operations nor from asset sales would be available to repay any portion of this term loan.

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

Part II.        Other Information

    Item 1.     Legal Proceedings

    None.

    Item 2.     Changes in Securities and Use of Proceeds

     On March 21, 2000, Mariner Energy, Inc. sold one share of common stock to its parent, Mariner Holdings, Inc., for $30,000,000. The proceeds were used to reduce accounts payable and accrued liabilities. The sale of this stock was exempt pursuant to Section 4(2) of the Securities Act of 1933.

     On May 1, 2000, Mariner Energy, Inc. sold one share of common stock to its parent, Mariner Holdings, Inc., for $25,000,000. The proceeds were used to pay off the Company's Senior Credit Facility with ENA. The sale of this stock was exempt pursuant to Section 4(2) of the Securities Act of 1933.

    Item 3.     Defaults Upon Senior Securities

    None.

    Item 4.     Submission of Matters to a Vote of Security Holders

    None.

    Item 5.     Other Information

    None.

    Item 6.     Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith.

27.1 Financial Data Schedule

(b) The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MARINER ENERGY, INC.



Date: November 13, 2000                        /s/ Frank A. Pici
                                               ---------------------------------
                                               Frank A. Pici
                                               Vice President of Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Officer Duly Authorized to Sign
                                               on Behalf of the Registrant)