Form 10-K
period 2000-12-31
MARINER ENERGY INC
filed 2001-04-03
CIK 1022345

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K



                   For the fiscal year ended December 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [_] No [X]

     Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This annual report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of August 1, 1996, under which the Company is the issuer of certain debt.

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

     As of March 25 2001, there were 1,380 shares of the registrant's common stock outstanding.

================================================================================

                                TABLE OF CONTENTS

Item                                                                        Page

   PART I                                                                      3
   ITEMS 1. AND 2. BUSINESS AND PROPERTIES                                     3
     (a) Overview                                                              3
     (b) Competitive Strengths and Business Strategy                           5
     (c) Reserves                                                              6
     (d) Oil and Gas Properties                                                7
     (e) Production                                                           10
     (f) Productive Wells                                                     11
     (g) Acreage                                                              11
     (h) Drilling Activity                                                    11
     (i) Marketing, Customers and Hedging Activities                          12
     (j) Competition                                                          13
     (k) Royalty Relief                                                       13
     (l) Regulation                                                           14
     (m) Employees                                                            16
   ITEM 3.  LEGAL PROCEEDINGS                                                 16
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                               16
   ITEM 6.  SELECTED FINANCIAL DATA                                           16
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               17
     (a) Introduction                                                         17
     (b) General                                                              18
     (c)  Results of Operations                                               19
     (d) Liquidity and Capital Resources                                      21
     (e) Recent Accounting Pronouncements                                     24
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         24
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       25
   INDEPENDENT AUDITORS' REPORT                                               26
   LIABILITIES AND STOCKHOLDER'S EQUITY                                       27
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           42
   PART III                                                                   43
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               43
   ITEM 11.  EXECUTIVE COMPENSATION                                           45
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   49
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS             51
   PART IV                                                                    53
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  53
   GLOSSARY                                                                   56

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


Items 1. and 2. Business and Properties

Certain technical terms used in these Items are described or defined in the Glossary presented on page 56 of this report.

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

     Since beginning deepwater operations in 1994, we have:

o operated nine successful field development projects in water depths of 400 feet to 5,600 feet;

o developed three deepwater exploitation projects acquired from major oil companies, including our Pluto project, with a fourth deepwater exploitation project, King Kong, which was acquired from Shell Oil Company in 2000 in progress;

o    discovered eight new fields in 16 deepwater Gulf exploration tests;

o acquired 67 deepwater Gulf lease blocks, most of which qualify for relief of royalty payment obligations; and

o built an inventory of 14 exploration prospects as of December 31, 2000, including 13 prospects in the deepwater Gulf.

     Ryder Scott Company estimated that we had proved reserves of 203.6 Bcfe as of December 31, 2000, the highest level in our history, of which 63% were natural gas and 37% were oil and condensate. Proved reserves included net reserve additions of 63.6 Bcfe, representing 175% of 2000's company record production of 36.3 Bcfe. Year 2000 additions included first proved reserve bookings from the Aconcagua and Devils Tower discoveries and proved reserves associated with the Company's acquired interest in the King Kong exploitation project.

     We expect our production for 2001 to be level or slightly higher than 2000's average rate of 99 MMcfe per day, with production from the Black Widow project expected to offset anticipated production declines in the Company's other fields. With first production from the Mariner-operated King Kong Deepwater Gulf project scheduled for late fourth quarter 2001, our year-end 2001 production rate is expected to rise sharply compared to the production rate of 109 MMcfe per day at the end of 2000. In 2001, we expect to drill seven to ten exploratory wells in the deepwater Gulf, with partners paying Mariner's share of the cost for at least one of the wells. We also plan to increase our 3-D seismic database and leasehold position in the deepwater Gulf. Development activities in 2001 include the completion of our King Kong deepwater Gulf exploitation project, development of the Aconcagua discovery and several development wells in currently-producing fields.

     We anticipate capital expenditures for 2001, net of proceeds from property conveyances, to be approximately $140 million for leasehold acquisition, exploration drilling and development projects, compared to our 2000 capital expenditures of approximately $79.1 million, net of proceeds from property conveyances of $29.0 million. We expect to fund our capital expenditures by a combination of internally generated cash flow, proceeds from property conveyances, including the recently-announced sale of our remaining interest in the Devils Tower development project, and borrowings against our Revolving Credit Facility.

     The following table sets forth certain summary information with respect to our oil and gas activities and results during the five years ended December 31, 2000. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission, which requires the application of year-end oil and natural gas prices, held constant throughout the projected reserve life. Year-end oil and gas prices do not include any impact relating to hedging activities. See "Reserves" later in this item and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                       Year ended December 31,
                                           (dollars in millions unless otherwise indicated)

                                                                                2000       1999       1998      1997       1996(3)
                                                                                ----       ----       ----      ----      --------

Proved reserves:
   Oil (MMbbls) .........................................................       12.4         9.9         9.4        6.6        5.3
   Natural gas (Bcf) ....................................................      129.3       118.8       128.9      121.4       92.3
   Natural gas equivalent (Bcfe) ........................................      203.6       178.4       185.1      161.2      124.0

Present value of estimated future net revenues (1) ......................  $ 1,043.2     $ 211.2     $ 147.6    $ 176.5    $ 303.4

Annual reserve replacement  ratio (2) ...................................        1.7         1.3         2.0        2.6        1.2

Capital expenditures and disposal data:
   Capital costs incurred ...............................................  $   108.1     $  81.5     $ 141.9    $  68.9    $  46.6
   Proceeds from property conveyances ................................... ($    29.0)   ($  19.8)         --         --   ($   7.5)
   Capital costs net of proceeds from property conveyances...............  $    78.5     $  61.7     $ 141.9    $  39.1    $  68.9

Percentage of net capital costs attributable to:
      Lease acquisition .................................................       10.5%       12.8%       30.4%      36.0%      30.7%
      Exploratory drilling, geological and geophysical...................       19.6%       16.6%       25.1%      39.7%      48.7%
      Development and other .............................................       69.9%       70.6%       44.5%      24.3%      20.6%

Production:
   Oil (MMbls) ..........................................................        1.8         0.6         0.8        1.0        0.8
   Natural gas (Bcf) ....................................................       25.7        21.1        19.5       18.0       20.4
   Natural gas equivalents (Bcfe) .......................................       36.3        24.9        24.2       23.9       24.9

Average realized sales price per unit (excluding the effects of hedging):
   Oil ($/Bbl) ..........................................................  $   29.53    $  17.53    $  12.99   $  19.18    $ 20.65
   Natural gas ($/Mcf) ..................................................       4.07        2.48        2.33       2.77       2.57
   Gas equivalent ($/Mcfe) ..............................................       4.32        2.58        2.30       2.87       2.72

Average realized sales price per unit (including the effects of hedging):
   Oil ($/Bbl) ..........................................................  $   21.54    $  14.11    $  12.99   $  18.55    $ 18.10
   Natural gas ($/Mcf) ..................................................       3.24        2.16        2.45       2.55       2.39
   Gas equivalent ($/Mcfe) ..............................................       3.34        2.19        2.40       2.68       2.50

Expenses ($/Mcfe):
   Lease operating ......................................................       0.47        0.46        0.41       0.39       0.36
   Transportation .......................................................       0.22        0.08        0.05       0.05       0.08
   General and administrative, net ......................................       0.18        0.22        0.20       0.13       0.13


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

(b) Competitive Strengths and Business Strategy

Competitive Strengths

     We have several competitive strengths that we believe will allow us to compete successfully in oil and natural gas exploration, production and development activities in the Gulf:

     Early Entry Into the Deepwater Gulf. We began focusing in the deepwater Gulf in 1994 as one of the first independent oil and natural gas companies to recognize the opportunity for acquiring smaller deepwater discoveries not meeting a large company's field size threshold and for partnering with major oil companies to develop these discoveries. We believe our six years in the deepwater Gulf have provided us with the geophysical and geological skills, operating expertise and relationships necessary to operate successfully in the deepwater. Our deepwater Gulf expertise includes:

o    a strong understanding of the geology and geophysics of the deepwater Gulf;

o    familiarity with challenges peculiar to operating in the deepwater Gulf;
     and

o relationships with vendors, major oil companies and other partners having complementary skills and knowledge of the area.

     Substantial Acreage, Seismic Data and Prospect Inventory. Our Gulf leasehold inventory as of December 31, 2000, consisted of 100 lease blocks, including 67 in the deepwater. Our prospect inventory includes 15 exploration prospects, 14 of which are in the deepwater Gulf. We expect to drill seven to ten of our deepwater exploration prospects by the end of 2001. Our seismic database includes 3-D seismic that covers approximately 8,200 square miles of the Gulf and modern 2-D seismic that covers more than 250,000 miles of the deepwater Gulf. We internally generate substantially all of our exploration and exploitation prospects using 3-D seismic data.

     Experienced Operations and Technical Staff and Management. Our 13 geoscientists average more than 20 years of experience in the exploration and production business, including extensive experience in the deepwater Gulf and with major oil companies. Our 6 deepwater operations managers average over 25 years of experience with major oil companies and large independents around the world. Most of our senior management team participated in our acquisition from Hardy and have worked together for over 15 years. Management and other key personnel currently own approximately 4% of the common shares of our parent company and have options that, if exercised, would increase their ownership to 17%. We believe that management's ownership aligns its interests with those of other shareholders.

Strategy

     Our business strategy is to increase reserves, production and cash flow by emphasizing growth through the drillbit in the deepwater Gulf; the use of subsea technology to develop mid-sized fields that are either acquired from major oil companies or discovered via low-cost exploration. Our strategy consists of the following elements:

o Focus on the Deepwater Gulf. Our early entry into the deepwater Gulf in 1994 has allowed us to develop the geophysical and geological skills, operating expertise and relationships with partners necessary to operate successfully in the deepwater. With our current prospect and seismic inventory and many more deepwater Gulf lease blocks expected to become available via lease sales and farmouts from existing leaseholders, we believe we are well-positioned to increase our deepwater Gulf activity and to continue to generate and exploit economically attractive prospects.

o Pursue a Balanced Portfolio Approach to our Drilling Program. We target six to ten new prospects each year, with a strong deepwater Gulf emphasis. The program is designed to provide reserve replacement and production growth through low-risk deepwater exploitation projects and opportunities for substantial growth through moderate-risk exploration prospects that can significantly increase our reserve base.

o Internally Generate Most of Our Prospects. By internally generating most of our prospects, we believe we have better control over the quality of the prospects in which we participate, thereby increasing our chances for commercial success. Almost all of our inventory of exploration prospects were internally generated by our staff of geoscientists, which has extensive experience in the deepwater Gulf. Through our technical staff's understanding of the geology and geophysics of the deepwater Gulf and our inventory of leasehold blocks and seismic data, we intend to continue to generate the majority of our prospects internally.

o Manage Deepwater Risks. We intend to reduce our deepwater risks by continuing to:

     o target prospects with relatively low gross drilling costs ranging from $5 million to $20 million;

     o use 3-D seismic technology to identify direct hydrocarbon indicators and to lessen the risk of dry holes; and

     o    limit the financial exposure of our deepwater prospect portfolio by:

     o selling a portion of our working interests in our deepwater projects to industry partners, typically on a promoted basis where all or a portion of our exploratory costs are paid by partners;

     o generally maintaining a 25% to 50% interest during the appraisal phase of a successful exploratory project; and

     o reducing our interest in the development phase of a project when appropriate, considering other opportunities in our investment portfolio, the need to avoid becoming overly concentrated in a few projects and the availability of capital.

o Apply Our Deepwater Operational Expertise. Our deepwater operations managers average over 25 years of experience with major oil companies and large independents around the world. By operating most of our deepwater projects, we intend to apply the experience of our staff to continue to:

     o    maintain efficient drilling performance;

     o    shorten project cycle times;

     o reduce operational risks and life of project finding and development costs; and

     o innovatively use proven subsea production technology and develop low cost, mobile floating production facilities.

 (c) Reserves

     The following table sets forth certain information with respect to our proved reserves by geographic area as of December 31, 2000. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission which requires the application of year-end prices held constant throughout the projected reserve life. The reserve information as of December 31, 2000 is based upon a reserve report prepared by the independent petroleum consulting firm of Ryder Scott Company. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Therefore, without reserve additions in excess of production through successful exploration and development activities, the Company's reserves and production will decline. See
Note 9 to the Financial Statements included elsewhere in this Annual Report for a discussion of the risks inherent in oil and natural gas estimates and for certain additional information concerning the proved reserves.



                                                          As of December 31, 2000
                                            ---------------------------------------------------------
                                                                              Present Value of
                                                                              Estimated Future
                                            Proved Reserve Quantities         Net Revenues (1)
                                            Oil   Natural Gas   Total         Dollars in millions
Geographic Area                           (MMBbls)   (Bcf)      (Bcfe)   Developed  Undeveloped  Total
Deepwater Gulf ..........................    7.7      87.5      133.7     $ 391.5   $ 371.7   $ 763.2
Gulf Shallow Water and Gulf Coast Onshore    0.3      18.5       20.2       138.1      11.8     149.9
Permian Basin ...........................    4.4      23.3       49.7        62.5      67.6     130.1
                                             ---      ----       ----        ----      ----     -----
Total ...................................   12.4     129.3      203.6       592.1     451.1   1,043.2
                                            ====     =====      =====       =====     =====   =======
Proved Developed Reserves ...............    5.5      61.6       94.6     $ 592.1
                                             ===      ====       ====       =====

(1) Discounted (at 10%) present value as of December 31, 2000 (year-end prices held constant excluding hedging activities).

     Our estimates of proved reserves set forth in the foregoing table do not differ materially from those filed by us with other federal agencies.

(d) Oil and Gas Properties

        (i) Significant Properties with Proved Reserves as of December 31, 2000

     We own oil and gas properties, both producing and for future exploration and development, onshore in Texas and offshore in the Gulf, primarily in federal waters. Our nine largest producing properties, as shown in the following table, accounted for approximately 93% of the Company's proved reserves as of December 31, 2000.

                                                                                                    Date            Net
                                                            Mariner    Approximate               Production       Proved
                                                            Working       Water     Producing    Commenced/      Reserves
                                             Operator       Interest   Depth (Feet)   Wells       Expected        (Bcfe)
Deepwater Gulf:
  Mississippi Canyon 773 (Devils Tower (1)   Dominion           20%        5,600       --    First quarter 2003      28.0
  Green Canyon 472 (King Kong)............   Mariner            50%        3,900       --    Fourth quarter 2001     25.5
  Mississippi Canyon 718 (Pluto)..........   Mariner            51%        2,710        1       December 1999        21.5
  Mississippi Canyon 305 (Aconcagua)......   Elf                25%        7,100       --    Fourth quarter 2002     19.2
  Ewing Bank 966 (Black Widow)............   Mariner            69%        1,850        1       October 2000         18.9
  Garden Banks 73 (Apia)..................   Mariner           100%          700        1        April 2000          11.6
  Garden Banks 367 (Dulcimer).............   Mariner          41.7%        1,100        1        April 1999           5.4
Gulf Shallow Water and Gulf Coast
Onshore:
  Brazos A-105...........................    Spirit Energy    12.5%          192        5       January 1993          8.8
Permian Basin of West Texas:
  Spraberry Aldwell Unit(2)..............    Mariner          70.3%       Onshore      82           1949             49.7
Other Properties.........................    --                 --           --        --            --              15.0
                                                                                                                    -----
Total Proved Reserves....................                                                                           203.6
                                                                                                                    =====

----------

(1) Our working interest in Devils Tower was sold to a subsidiary of Dominion in March 2001.

(2) We operate the unit and own working interests in individual wells ranging from approximately 33% to 84%.

     Following is additional informati on regarding the properties in the table shown above.

Principal Oil and Natural Gas Properties

Deepwater Gulf of Mexico

     Mississippi Canyon 773 (D evils Tower). We generated the Devils Tower prospect and acquired it in the Ma rch 1998 federal lease sale. The prospect is located approximately 140 miles so utheast of New Orleans in 5,600 feet of water. During the fourth quarter of 1999, we drilled a successful exploration well on the prospect, encountering multiple hydrocarbon bearing zones. Casing was run in the well and the well was temporarily suspended. Our share of the drilling cost for the exploration well was paid by our partners in the prospect. In May 2000, we sold a 30% working interest in the project to one of our partners, Dominion Exploration & Production, Inc., who subsequently became the operator, and we retained a 20% working interest. During the second quarter of 2000, a successful appraisal well was drilled, followed immediately by a successful sidetrack of the appraisal well. Development activities are in progress, with first production anticipated for early 2003. In the first quarter of 2001, we sold our remaining 20% working interest to Dominion Exploration & Production, Inc. to better manage financial and operational risk, to obtain an acceptable return without holding the investment through depletion and to re-deploy capital to other projects in our deepwater Gulf niche.

     Green Canyon 472 (King Kong) In July 2000,we entered into an agreement to acquire Shell Exploration and Production Company's 50% working interest in the "King Kong" Deepwater Gulf of Mexico development project. The project is located in approximately 3,900 feet of water in Green Canyon Blocks 472, 473 and 517, approximately 150 miles southeast of New Orleans. We purchased Shell's interest for an undisclosed amount of cash and overriding royalty interest in the field, and have been named operator for development of the project. Agip Petroleum Co. Inc., as a successor to British Borneo, owns the remaining 50% working interest. We intend to develop gas reserves from two separate reservoirs discovered by three exploration wells that were previously drilled in the project. The initial development plan calls for completing a previously-drilled well and drilling an additional development well, with both subsea wells tied back 16 miles to the Allegheny mini-TLP operated by Agip. We also plan to drill our "Yosemite" exploration prospect located adjacent to King Kong in Green Canyon Block during 2001. If successful, we expect Yosemite to be jointly developed with King Kong. We anticipate production from the project to commence by late 2001. The King Kong development project is located in the same area of Green Canyon where we have assembled several other exploration prospects, including Yosemite, providing us with the opportunity to capitalize on synergies for the development of any discoveries. The field had estimated net proved reserves of 25.5 Bcfe as of December 31, 2000.

     Mississippi Canyon 718 (Pluto). We acquired a 30% interest in this project in 1997, two years after British Petroleum discovered gas on the project. We later increased our ownership to 97%, acquiring operatorship and gaining overall control of project planning and implementation. In 1998, we increased our working interest to 100% and submitted a deepwater royalty relief application that was granted in July 1999. Due to high natural gas commodity prices, however, royalty relief did not apply to natural gas production in 2000. In June 1999, we sold a 63% working interest in the project to Burlington Resources, Inc., reducing our working interest to 37%. After project payout, which occurred in the third quarter of 2000, our working interest increased to 51% and Burlington's working interest decreased to 49%. We developed the field with a single subsea well which is located in the deepwater Gulf approximately 150 miles southeast of New Orleans, Louisiana at a water depth of 2,700 feet and a flow line tied back approximately 29 miles to a production platform on the shelf. Production began on December 29, 1999 and through December 31, 2000 the field produced 11.5 Bcfe net to us. As of December 31, 2000, the field had estimated net proved reserves of 21.5 Bcfe, 75% of which was natural gas.

     Mississippi Canyon 305 (Aconcagua). We generated the Aconcagua prospect and acquired it at a federal offshore Gulf lease sale in March 1998. We hold a 25% working interest in the block. During the first quarter of 1999, the operator, Elf Exploration Inc., drilled a successful exploration well on the prospect, on which our share of the drilling cost was paid by one of our partners. The well logged multiple pay sands, which are geological formations where deposits of oil or gas are found in commercial quantities, and we encountered additional sands with productive potential. The well is located 40 miles from the shelf edge in 7,100 feet of water approximately 150 miles southeast of New Orleans. Elf Exploration Inc. drilled a successful appraisal well in March 2000, encountering over 250 net feet of gas pay and confirming that reservoirs found in the discovery well extend approximately two miles to the northeast. Aconcagua is included in the Canyon Express joint subsea development project, which will gather production from three deepwater natural gas fields and transport it over 47 miles to a new platform to be built by Williams Field Services - Gulf Coast Company, L.P., at a location in shallow water on the outercontinental shelf. We anticipate that production will commence in the fourth quarter of 2002. The field had estimated net proved reserves of 19.2 Bcfe at December 31, 2000.

     Ewing Bank 966 (Black Widow). We generated the Black Widow prospect and acquired it at a federal offshore Gulf lease sale in March 1997. We operate and have a 69% working interest in this project, which is located in the deepwater Gulf approximately 130 miles south of New Orleans, Louisiana at a water depth of approximately 1,850 feet. In early 1998, we drilled a successful exploration well on the prospect. We commenced production in the fourth quarter of 2000 via subsea tieback to an existing platform and the field has produced through December 31, 2000 2.1 Bcfe net to us. Estimated net proved reserves from Black Widow were approximately 18.9 Bcfe, 85% of which was oil, as of December 31, 2000.

     Garden Banks 73 (Apia). We generated the Apia prospect and acquired it in a federal offshore lease sale in August 1998. We operate and own a 100% working interest in this project which is located offshore Louisiana in a water depth of approximately 700 feet. In September 1999 we drilled a successful exploration well which encountered 102 net feet gas pay in a single zone. The field was developed by the single subsea well tied back to a host platform approximately three miles from the well. Production began on April 29, 2000 and through December 31, 2000 it has produced 5.9 Bcfe net to us. The field had estimated net proved reserves of 11.6 Bcfe, all of which was natural gas, as of December 31, 2000.

     Garden Banks 367 (Dulcimer). We generated the Dulcimer prospect and acquired it at a federal offshore Gulf lease sale in September 1996. The well is located in the deepwater Gulf approximately 170 miles south of Lake Charles, Louisiana at a water depth of approximately 1,100 feet. We operate and have a 42% working interest in the property. In late 1997, we drilled a successful exploration well in two productive intervals between 9,900 feet and 10,500 feet. The well commenced production in April 1999, after tieback to a production platform located approximately 14 miles from the well. In May 2000, Dulcimer began to produce lower gas rates in conjunction with the onset of reservoir-related water production. To improve performance we drilled for additional reserves in the existing well bore as well as sidetracking the well to an updip location in this fault block in February 2001. Through December 31, 2000, the field had produced 7.5 Bcfe net to us. The field had estimated net proved reserves of 5.4 Bcfe, all of which was natural gas, as of December 31, 2000.

Gulf Shallow Water and Gulf Coast Onshore

     Brazos A-105. We generated the Brazos A-105 prospect and own a 12.5% working interest in this Spirit Energy-operated property, which commenced production in January 1993. Five wells exploit a single reservoir. No additional wells are currently anticipated. The field has produced 25.1 Bcfe net to us from its inception through December 31, 2000. The field had estimated remaining net proved reserves of 8.8 Bcfe as of December 31, 2000, 99% of which was natural gas.

Permian Basin of West Texas

     Spraberry Aldwell Unit. We acquired our interest in the Spraberry Aldwell Unit, located in Reagan County, Texas, in 1985. The 18,250-acre unit is located in the heart of the Spraberry Trend southeast of Midland, Texas and has produced oil since 1949. We operate the unit and own working interests in individual wells ranging from approximately 33% to 84%. We initiated an infill drilling program in 1987 innovatively commingling the unitized Spraberry formation with the non-unitized Dean formation. To date, 72 infill wells have been drilled resulting in 71 productive wells. Currently there are a total of 82 producing wells in the unit. Depending on, among other things, the future prices of oil and natural gas, we may drill 20 to 40 additional infill wells, bringing proved undeveloped reserves into production, in the next two to four years at a projected cost of approximately $340,000 to $400,000 per well. We estimate that the field's remaining net proved reserves as of December 31, 2000 was 49.7 Bcfe. We believe that the field's potential for continued economic oil production exceeds 40 years.

         (ii) Disposition of Properties

     We periodically evaluate and, when appropriate, sell certain of our producing properties that we consider to be marginally profitable or outside of our areas of concentration. We also consider the sale of discoveries that are not yet producing when we believe we can obtain acceptable returns on our investment without holding the investment through depletion. Such sales enable us to maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that we believe have a higher potential financial return. No property dispositions of producing properties were made during 2000. In 2000 and 2001, we sold interests in a discovered field for which production had not yet commenced.

        (iii) Title to Properties

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

                                                        Year ended December 31,
                                                      --------------------------
                                                       2000      1999     1998
                                                      -----     -----    -----
Production:
   Oil (MMbbls) ....................................    1.8       0.6      0.8
   Natural gas (Bcf) ...............................   25.7      21.1     19.5
   Gas equivalent (Bcfe) ...........................   36.3      24.9     24.2

Average sales prices excluding effects of hedging:
   Oil ($/Bbl) .....................................$  29.53  $ 17.53  $ 12.99
   Natural gas ($/Mcf) .............................    4.07     2.48     2.33
   Gas equivalent ($/Mcfe) .........................    4.32     2.58     2.30

Average sales prices including effects of hedging:
   Oil ($/Bbl) .....................................$  21.54  $ 14.11  $ 12.99
   Natural gas ($/Mcf) .............................    3.24     2.16     2.45
   Gas equivalent ($/Mcfe) .........................    3.34     2.19     2.40

Expenses ($/Mcfe):
   Lease operating .................................    0.47     0.46     0.41
   Transportation ..................................    0.22     0.08     0.05
   General and administrative, net (1) .............    0.18     0.22     0.20
   Depreciation, depletion and amortization (2).....    1.57     1.29     1.40
Cash margin ($/Mcfe) (3)............................    2.26     1.18     1.47


     (1) Net of overhead reimbursements received from other working interest owners and amounts capitalized under the full cost accounting method.

     (2) Excludes impairment of oil & gas properties of $50.8 million for the year ended December 31, 1998. No impairment was necessary for either of the years ended December 31, 1999 and 2000.

     (3) Average equivalent gas sales price (including the effects of hedging), minus lease operating and gross general and administrative expenses.


(f) Productive Wells

     The following table sets forth the number of productive oil and gas wells in which we owned a working interest at December 31, 2000:


                                Total Productive
                                      Wells
                                 Gross     Net
Oil......................           87    53.2
Gas......................           52     9.7
                                    --     ---
     Total...............          139    62.9
                                   ===    ====

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. We have six wells that are completed in more than one producing horizon; those wells have been counted as single wells.

(g) Acreage

     The following table sets forth certain information with respect to the developed and undeveloped acreage as of December 31, 2000.

                                  Developed Acres (1)   Undeveloped Acres (2)
                                  -------------------   ------------------
                                   Gross       Net       Gross       Net
                                  -------     ------    -------    -------
Texas (Onshore)................    19,067     12,604        747        440
All other states (Onshore).....       671        212        574        126

Offshore.......................   229,289     64,987    280,940    149,642
                                  -------     ------    -------    -------
     Total.....................   249,027     77,803    282,261    150,208
                                  =======     ======    =======    =======


     (1)  Developed acres are acres spaced or assigned to productive wells.

     (2) Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

(h) Drilling Activity

     Certain information with regard to our drilling activity during the years ended December 31, 2000, 1999 and 1998 is set forth below.

                                              Year Ended December 31,
                                   ---------------------------------------------
                                       2000           1999            1998
                                      -----           -----           ----
                                   Gross   Net    Gross    Net     Gross   Net
 Exploratory wells:
    Producing................        1     0.40     3      1.75      3     1.10
    Dry......................        3     2.08     2      0.50      5     1.54
                                     -     ----     -      ----      -     ----

        Total................        4     2.48     5      2.25      8     2.64
                                     =     ====     =      ====      =     ====

 Development wells:
    Producing................        2     0.45     8      1.61     19     8.61
    Dry......................        -        -     -         -      3     1.13
                                     -     ----     -      ----      -     ----

        Total................        2     0.45     8      1.61     22     9.74
                                     =     ====     =      ====     ==     ====

 Total wells:
    Producing................        3     0.85    11      3.36     22     9.71
    Dry......................        3     2.08     2      0.50      8     2.67
                                     -     ----     -      ----      -     ----

        Total................        6     2.93    13      3.86     30    12.38
                                     =     ====    ==      ====     ==    =====

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

                                                 Percentage of total revenues
                                                For the year ended  December 31,
                                                --------------------------------
        Customer                                  2000       1999       1998
        --------                                  ----       ----       ----
Enron North America and affiliates
   (An affiliate of the Company) ..............    49%        26%        15%
Transco Energy Marketing Company ..............    --         21%        16%
Duke Energy ...................................    16%        13%        29%
Genesis Crude Oil LP ..........................    --         --         10%

     Due to the nature of the markets for oil and natural gas, we do not believe that the loss of any one of these customers would have a material adverse effect on our financial condition or results of operations.

     We have utilized hedging transactions with respect to a portion of our oil and gas production to reduce our exposure to price fluctuations and to achieve a more predictable cash flow. We do not engage in hedging activities for speculative purposes. We customarily conduct our hedging strategy through the use of swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. During 2000, approximately 71% of our equivalent production was subject to hedge positions.

     The following table sets forth our open hedge positions as of December 31, 2000.

                                                     Price
                                  Notional   ----------------------
          Time Period            Quantities  Floor   Ceiling  Fixed  Fair Value
          -----------            ----------  -----   -------  -----  ----------
                                                                    in millions)
Natural Gas (MMBtu)
  January 1 - September 30, 2001
       Collar purchased             4,216     $3.50    $4.92              (8.5)
       Put option purchased         4,216     $3.50                         --
       Fixed price swap purchased   3,376                     $2.18      (18.0)

  October 1 - December 31, 2001
       Fixed price swap purcahsed     774                      2.18       (2.5)

  January 1 - December 31, 2002
       Fixed price swap purchased   1,831                      2.18       (4.3)
                                                                         ------
Total                                                                   ($33.3)
                                                                        =======

     Hedging arrangements for 2001 and 2002 cover approximately 36% and 4% of our anticipated equivalent production, respectively. Hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances where our production, which is in effect hedged, is less than expected or where there is a sudden, unexpected event materially impacting prices. Our Revolving Credit Facility (see Note 3 of the financial statements) places certain restrictions on our use of hedging. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Changes in Prices and Hedging Activities".

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

(k) Royalty Relief

     The Outer Continental Shelf Deep Water Royalty Relief Act (the "RRA"), signed into law on November 28, 1995, provides that all tracts in the Gulf of Mexico west of 87 degrees, 30 minutes West longitude in water more than 200 meters deep offered for bid within five years of the RRA will be relieved from normal federal royalties as follows:

   Water Depth                                    Royalty Relief
----------------                                  --------------
200-400 meters...................   no royalty payable on the first 105 Bcfe
                                    produced
400-800 meters...................   no royalty payable on the first 315 Bcfe
                                    produced
800 meters or deeper.............   no royalty payable on the first 525 Bcfe
                                    produced

     The RRA also allows mineral interest owners the opportunity to apply for royalty relief for new production on leases acquired before the RRA was enacted. If the United State Minerals Management Service ("MMS") determines that new production would not be economical without royalty relief, then a portion of the royalty may be relieved to make the project economical.

     The impact of royalty relief is significant, as normal royalties for leases in water depths of 400 meters or less is 16.7% and normal royalties for leases in water depths greater than 400 meters is 12.5%. Royalty relief can substantially improve the economics of projects in deep water. We have acquired 50 new deepwater leases that are qualified for royalty relief and have received royalty relief on the four lease blocks comprising the Pluto project. However, in the event that prices exceed certain prescribed thresholds royalty relief is suspended. In 2000 natural gas prices exceeded these thresholds and we are required to pay royalties on the Pluto project for the year.

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

     Most of our offshore operations are conducted on federal leases that are administered by the MMS and are required to comply with the regulations and orders promulgated by MMS. Among other things, we are required to obtain prior MMS approval for our exploration plans and our development and production plans for these leases. The MMS regulations also establish construction requirements for production facilities located on our federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Under certain circumstances, the MMS could require us to suspend or terminate our operations on a federal lease.

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

(m) Employees

     As of December 31, 2000, we had 81 full-time employees. Our employees are not represented by any labor union. We consider relations with our employees to be satisfactory. We have never experienced a work stoppage or strike.

Item 3.  Legal Proceedings

     In the ordinary course of business, we are a claimant and/or a defendant in various legal proceedings, including proceedings as to which we have insurance coverage, in which the exposure, individually and in the aggregate, is not considered material to us.

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




                                                                                           Predecessor
                                                                                             Company
(All amounts in millions)                                                                      (1)
                                                                                           ----------
                                                                                 Nine        Three
                                                Year Ended December 31,         Months       Months
                                           ---------------------------------    Ended        Ended
Statement of Operations Data:                2000     1999    1998     1997    12/31/96     03/31/96
                                           --------  ------  ------   ------   --------    ----------

  Total revenues ..........................$  121.1  $ 54.5  $ 58.0   $ 64.1      $ 48.4      $ 13.8
  Lease operating expenses ................    17.2    11.5     9.9      9.4         6.5         2.4
  Transportation ..........................     7.8     2.0     1.3      1.3         1.3         0.5
  Depreciation, depletion and amortization.    56.8    32.1    33.8     31.7        24.8         6.3
  Impairment of oil and gas properties ....      --      --    50.8     28.5        22.5          --
  Provision for litigation ................      --      --     2.8       --          --          --
  General and administrative expenses .....     6.5     5.4     4.8      3.2         2.4         0.7
                                           --------  ------  ------   ------      ------      ------
     Operating income (loss) ..............    32.8     3.5   (45.4)   (10.0)       (9.1)        3.9

  Interest income .........................     0.1      --     0.3      0.5         0.5         2.2
  Interest expense ........................   (11.0)  (13.5)  (13.3)   (10.6)       (7.7)       (3.4)
  Write-off of bridge loan fees ...........      --      --      --       --        (2.4)         --
                                           --------  ------  ------   ------      ------      ------
     Income (loss) before income taxes.....    21.9   (10.0)  (58.4)   (20.2)      (18.7)        2.7

  Provision for income taxes...............       -       -       -        -           -           -
                                           --------  ------  ------   ------      ------      ------
       Net income (loss)...................   $21.9  ($10.0) ($58.4)  ($20.2)     ($18.7)       $2.7
                                           ========  ======  ======   ======      ======      ======

Capital  Expenditure and Disposal Data:
  Exploration, incl. leasehold/seismic.....  $ 46.7  $ 24.0  $ 78.8   $ 49.0      $ 31.9       $ 4.9
  Development and other ...................    61.4    57.5    63.1     19.9         7.0         2.8
  Proceeds from property conveyances ......   (29.0)  (19.8)     --       --        (7.5)         --
                                           --------- ------  ------   ------      ------      ------
       Total capital expenditures
       net of proceeds from
       property conveyances ...............  $ 79.1  $ 61.7  $141.9   $ 68.9      $ 31.4       $ 7.5
                                           ========  ======  ======   ======      ======      ======

Balance Sheet Data (at end of period):
  Oil and gas properties, net, at full cost  $287.8  $263.6  $233.3   $175.7      $166.6      $127.1
  Long-term receivable from affiliates ....      --      --      --       --          --       104.0
  Total assets ............................   335.4   297.5   262.3    212.6       196.8       254.3
  Long-term debt, less current maturities .   129.7   167.3   124.6    113.6        99.5       162.5
  Stockholder's equity ....................   141.9    65.0    27.5     57.2        77.1        71.9


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Introduction

     The following discussion is intended to assist in an understanding of our financial position and results of operations for each of the three years in the period that began January 1, 1998 and ended December 31, 2000. This discussion should be read in conjunction with the information contained in the financial statements included elsewhere in this annual report. All statements other than statements of historical fact included in this annual report, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of management for future operations and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

(b) General

     We are an independent oil and natural gas exploration, development and production company with principal operations in the Gulf and along the U.S. Gulf Coast. Our strategy is to profitably increase reserves, production and cash flow primarily through the drillbit with a heavy emphasis on the deepwater Gulf.

        During 2000 we:

     o drilled four exploratory wells, with one success, in the deepwater Gulf of Mexico, making us eight of sixteen in deepwater Gulf exploratory test wells drilled since the acquisition from Hardy;

     o drilled successful appraisal wells on our Aconcagua and Devils Tower prospects;

     o commenced production from two significant deepwater projects; Apia in April 2000 and Black Widow in October 2000, which, when combined with first production from Pluto in late 1999, resulted in the highest level of production in our history;

     o acquired from Shell Oil Company a 50% interest in the King Kong deepwater Gulf exploitation project;

     o sold a portion of our Devils Tower discovery to one of our partners in the project, reducing our working interest from 50% to 20%, the remainder of which was sold to the same partner in the first quarter of 2001 to better manage financial and operational risk;

     o added proved reserves of 63.6 Bcfe, which were approximately 175% of our 2000 production of 36.3 Bcfe, including first proved reserve bookings from the Aconcagua and Devils Tower discoveries and from the King Kong exploitation project, resulting in the highest level of proved reserves in our history;

     o completed the settlement of a drilling rig commitment dispute, securing access to a rig capable of drilling many of the prospects in our deepwater Gulf inventory.

     We expect capital expenditures for 2001, net of proceeds from property conveyances, to be approximately $140 million, which we intend to use to explore, develop and continue to build our prospect inventory. We expect to fund our capital expenditures by a combination of internally generated cash flow, proceeds from property conveyances and borrowings against our Revolving Credit Facility.

     Our revenue, profitability, access to capital and future rate of growth are heavily influenced by the price we receive for our production. The markets for oil, natural gas and natural gas liquids have been historically volatile and may continue to be volatile in the future. We enter into hedging transactions for our oil and natural gas production and intend to continue doing so. These transactions may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the hedges. These hedges also may expose us to the risk of financial loss in some instances, including possible production shortfalls and unexpected price changes.

     Competition, both from other sources of energy such as electricity and from within the industry, also affects our performance. Many of our larger competitors possess and employ financial and personnel resources substantially greater than those available to us, which can be particularly important in deepwater Gulf activities. These companies may be able to pay more than we can for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects.

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

                                                      Year ended December 31,
                                                --------------------------------
                                                 2000         1999       1998
                                                -----        -----      -----
Production:
   Oil (MMbbls)............................       1.8          0.6        0.8
   Natural gas (Bcf).......................      25.7         21.1       19.5
   Gas equivalent (Bcfe)...................      36.3         24.9       24.2

Average sales prices excluding effects of hedging:
   Oil ($/Bbl).............................  $  29.53     $  17.53   $  12.99
   Natural gas ($/Mcf).....................      4.07         2.48       2.33
   Gas equivalent ($/Mcfe).................      4.32         2.58       2.30

Average sales prices including effects of hedging:
   Oil ($/Bbl).............................  $  21.54     $  14.11   $  12.99
   Natural gas ($/Mcf).....................      3.24         2.16       2.45
   Gas equivalent ($/Mcfe).................      3.34         2.19       2.40

Expenses ($/Mcfe):
   Lease operating.........................      0.47         0.46       0.41
   Transportation..........................      0.22         0.08       0.05
   General and administrative, net.........      0.18         0.22       0.20
   Depreciation, depletion and amortization
   (excluding impairments).................      1.57         1.29       1.40


   (i)   2000 compared to 1999

     Net production increased during 2000 to 36.3 billion cubic feet of natural gas equivalent (Bcfe) from 24.9 Bcfe in 1999, a 46% improvement. Production from the Pluto, Apia and Black Widow projects, all located in the Deepwater Gulf of Mexico and commissioned during 2000, more than offset production declines in the Company's other fields, primarily the Sandy Lake field, located onshore, and the Dulcimer and Rembrandt fields, located offshore.

     Hedging activities in 2000 decreased our average realized natural gas price received by $0.83 per Mcf and revenues by $21.4 million, compared with a decrease of $0.32 per Mcf and revenues of $6.7 million in 1999. Our hedging activities with respect to crude oil during 2000 reduced the average sales price received by $7.97 per Bbl and revenues by $14.1 million compared with a decrease of $3.42 per Bbl and revenues of $2.2 million.

     Oil and gas revenues increased 122% to $121.1 million for 2000 from $54.5 million for 1999, due to a 53% increase in realized prices to $3.34 per Mcfe in 2000 from $2.19 per Mcfe in 1999.

     Lease operating expenses increased 50% to $17.2 million for 2000 from $11.5 million for 1999 due to the higher offshore production discussed above.

     Transportation expenses increased 290% to $7.8 million for 2000 from $2.0 million for 1999. The increase was attributable to the full years transportation expense on Pluto.

     Depreciation, depletion, and amortization expense increased 77% to $56.8 million for 2000 from $32.1 million for 1999 as a result of the increase in the unit-of-production depreciation, depletion and amortization rate to $1.57 per Mcfe from $1.29 per Mcfe. This increase was in addition to increased depreciation, depletion and amortization as a result of the increased production mentioned above.

     General and administrative expenses, which are net of overhead reimbursements we received from other working interest owners, increased 22% to $6.6 million for 2000 from $5.4 million for 1999 due to increased personnel-related costs in 2000 required for us to pursue our deepwater Gulf exploration and development plan.

     Interest expense for 2000 decreased 19% to $11.0 million from $13.5 million for 1999, primarily due to capital contributions by the sale of common stock to our Parent which were used to reduce debt.

     Income (loss) before income taxes increased to a net income of $21.9 million for 2000 from a loss of $10.0 million in 1999. Primarily as a result of increased revenue and increased expenses discussed above.

    (ii)  1999 compared to 1998

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

     Oil and gas revenues decreased 6% to $54.5 million for 1999 from $58.0 million for 1998, due to a 9% decrease in realized prices to $2.19 per Mcfe in 1999 from $2.40 per Mcfe in 1998.

     Lease operating expenses increased 16% to $11.5 million for 1999 from $9.9 million for 1998 due to the higher offshore production discussed above and well workovers on three offshore wells and two wells in our Sandy Lake field.

     Transportation expenses increased 54% to $2.0 million for 1999 from $1.3 million for 1998. The increase was attributable to the addition of additional production on offshore properties that are subject to transportation tarriffs.

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

(d) Liquidity and Capital Resources

     (i) Cash Flows

     As of December 31, 2000, we had a working capital deficit of approximately $15.4 million, compared to a working capital deficit of $32.3 million at December 31, 1999. The reduction in the working capital deficit was primarily a result of a $55.0 million cash equity contribution by the sale of common stock to our Parent, which was used to reduce accounts payable, accrued liabilities and affiliate debt as well as provide funds for capital expenditures. We expect our 2001 capital expenditures, excluding capitalized general and administrative, interest costs and proceeds from property conveyances, to be approximately $140 million, which would exceed cash flow from operations. However, we believe there will be adequate cash flow due to increased commodity prices and proceeds from property conveyances in order for us to fund our remaining planned activities in 2001. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. As such, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.

     We had a net cash inflow of $2.3 million in 2000, compared to a net cash inflow of $0.1 million in 1999 and a net cash outflow of $9.1 million in 1998. A discussion of the major components of cash flows for these years follows.

                                                  2000     1999     1998
                                                ------   ------   ------
   Cash flows provided
   by operating activities (in millions)....... $ 63.9   $ 24.4   $ 39.6

     Cash flows provided by operating activities in 2000 increased by $39.5 million compared to 1999 due to increased oil and gas prices, production lease operating and general and administrative expenses. Cash flows from operating activities in 1999 decreased by $15.2 million from 1998 primarily due to decreased oil and gas prices.

                                                  2000     1999     1998
                                                ------   ------   ------
   Cash flows used in investing
   activities  (in  millions).................. $ 79.1   $ 61.8   $141.9

     Cash flows used in investing activities in 2000 increased by $17.3 million compared to 1999 due to increased capital expenditures offset by $29.0 million in proceeds from property conveyances. Cash flows used in investing activities in 1999 decreased by $80.1 million compared to 1998 due to decreased capital expenditures and the receipt of proceeds from property conveyances.

                                                  2000     1999     1998
                                                ------   ------   ------
     Cash flows provided by financing
     activities  (in  millions)................ $ 17.4   $ 37.5   $ 93.2

     Cash flows provided by financing activities in 2000 decreased by $20.1 million compared to 1999 due to a $37.6 million net reduction in borrowings against our Revolving Credit Facility and our Affiliate Credit Facility as compared to a $14.2 million increase in borrowings against that facility for the previous year. In addition, capital contributions by the sale of stock to Parent increased by $31.7 million. Cash flows provided by financing activities in 1999 decreased by $55.7 million as compared to 1998 due to a net reduction in borrowings of $50.2 million from borrowings against our various credit facilities.

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

                                                                          Year Ended December 31,
                                                                         -------------------------
                                                                          2000      1999     1998
                                                                         -------   ------   ------
Increase (decrease) in natural gas sales (in millions) ................  $ (21.4)  $ (6.7)  $  2.3
Increase (decrease) in oil sales (in millions) ........................    (14.1)    (2.2)      --
Effect of hedging transactions on average gas sales price (per Mcf)....    (0.83)   (0.32)    0.12
Effect of hedging transactions on average oil sales price (per Bbl)....    (7.97)   (3.42)      --


     Hedging arrangements for 2000 covered approximately 71% of our equivalent production for the year. Hedging arrangements for 2001 and 2002 cover approximately 36% and 4% of our anticipated equivalent production, respectively.

     The following table sets forth our open hedge positions as of December 31, 2000.

                                                    Price
                                  Notional   ---------------------
          Time Period            Quantities  Floor  Ceiling  Fixed   Fair Value
                                             -----  -------  ----- (in millions)
Natural Gas (MMBtu)
  January 1 - September 30, 2001
       Collar purchased             4,216    $3.50   $4.92               (8.5)
       Put option purchased         4,216    $3.50                         --
       Fixed price swap purchased   3,376                    $2.18      (18.0)

  October 1 - December 31, 2001
       Fixed price swap purchased     774                     2.18       (2.5)

  January 1 - December 31, 2002
       Fixed price swap purchased   1,831                     2.18       (4.3)
                                                                      -------
Total                                                                  ($33.3)
                                                                      =======

     The fair value for our hedging instruments was determined based on brokers' forward price quotes and NYMEX forward price quotes as of December 31, 2000. As of December 31, 2000, a commodity price increase of 10% would have resulted in an unfavorable change in the fair value of our hedging instruments of $6.8 million and a commodity price decrease of 10% would have resulted in a favorable change in the fair value of our hedging instruments of $6.6 million.

     Our senior subordinated notes have a fixed rate and, therefore, do not expose us to risk of earnings loss due to changes in market interest rates. However, we are subject to interest rate risk under our Revolving Credit Facility and our short-term credit facility with ENA. For example a 100 basis point increase in the London Interbank Offered Rate would have increased our 2000 interest expense by $0.4 million. The carrying value of our Revolving Credit Facility approximates market since these instruments have floating interest rates. The market value of the senior subordinated notes was approximately $91.0 million based on borrowing rates available at December 31, 2000.

        (iii) Capital Expenditures and Capital Resources

Capital expenditures and capital resources

     The following table presents major components of our capital and exploration expenditures for each of the three years in the period ended December 31, 2000.

                                                    Year Ended December 31,
                                                   2000     1999      1998
                                                   ----     ----      ----
Capital expenditures (in millions):
  Leasehold acquisition-- unproved properties...  $ 1.7    $ 3.0    $ 43.1
  Leasehold acquisition-- proved properties.....      -        -         -
  Oil and natural gas exploration...............   16.0     13.5      35.7
  Oil and natural gas development and other.....   61.4     45.2      63.1
                                                  -----    -----    ------
Total capital expenditures, net of proceeds from
  property conveyances..........................  $79.1    $61.7    $ 141.9
                                                  =====    =====    =======

     Our capital expenditures for 2000 were $79.1 million, excluding the $29.0 million of proceeds from property conveyances, which was $17.4 million more than 1999. The increase was primarily a result of higher leasehold acquisition, geological and geophysical, exploratory drilling and development costs as we operated with increased access to capital. Before property conveyances, our 2000 capital expenditures included $32.3 million for exploration activities, $63.6 million for development activities and $11.7 million of capitalized indirect costs.

     Our total capital expenditures for 1999 were $61.7 million, excluding $19.8 million in proceeds from property conveyances, which was $80.2 million less than 1998. The decrease was due primarily to lower leasehold acquisition, geological and geophysical, exploratory and development costs as we operated with reduced access to capital.

     Our approved capital expenditure budget for 2001 is approximately $140 million after estimated proceeds from property conveyances and before indirect costs. Our budget includes approximately $70 million for exploration activities and $70 million for development activities. A very active Deepwater Gulf exploration program is underway, with funds budgeted to drill seven to ten wells. The exploration budget also anticipates additions to our Deepwater 3-D seismic database and our Deepwater leasehold position. The development budget includes funds for completion of our King Kong Deepwater Gulf exploitation project, development of the Aconcagua discovery and several development wells in currently-producing fields.

     Our long-term debt outstanding as of December 31, 2000 was approximately $129.7 million, including $99.7 million of senior subordinated notes and $30.0 million drawn on our Revolving Credit Facility. Following our semi-annual borrowing base redetermination completed in October 2000, our borrowing base under the Revolving Credit Facility was reaffirmed at $70 million.

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

     We expect to fund our activities for 2001 through a combination of cash flow from operations, borrowings under our Revolving Credit Facility, and proceeds from property conveyances. Our capital resources may not be sufficient to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness. We cannot assure you that anticipated growth will be realized, that our business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable us to service our indebtedness or make necessary capital expenditures. In addition, depending on the levels of our cash flow and capital expenditures, we may need to refinance a portion of the principal amount of our senior subordinated debt at or prior to maturity. However, we cannot assure you that we would be able to obtain financing on acceptable terms to complete a refinancing.

 (e) Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive incomes (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     The Company expects that at January 1, 2001, it will record $33.3 million charge in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS 133. The Company does not expect to record a cumulative transition adjustment to earnings relating to derivatives not designated as hedges prior to the adoption of SFAS 133.

     The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101 issued by the staff of the Securities and Exchange Commission. The impact of adopting SAB No. 101 was not material to the Company.

     In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") Accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified transportation expenses from oil and gas revenues to a separate line item. The amounts reclassified for the years ended December 31, 2000, 1999 and 1998 were $7.8 million, $2.0 million and $1.3 million, respectively.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - (d) (ii) Changes in Prices and Hedging Activities.

Item 8.  Financial Statements and Supplementary Data





                                   Index to Financial Statements

                                                                                             PAGE

  Independent Auditors' Report............................................................     26


  Balance Sheets at December 31, 2000 and 1999............................................     27


  Statements of Operations for the years ended December 31, 2000, 1999 and 1998...........     28


  Statements of Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998.     29


  Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...........     30


  Notes to Financial Statements...........................................................     31



INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas

     We have audited the accompanying balance sheets of Mariner Energy, Inc. (the "Company") as of December 31, 2000 and 1999 and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Energy, Inc. as of December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles general accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
April 2, 2001



                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)


                                                           December 31,      December 31,
                                                               2000              1999
                                                           -------------     -------------
                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $   2,389         $     123
    Receivables                                                 33,534            23,683
    Prepaid expenses and other                                   5,991             4,891
                                                           -------------     -------------
         Total current assets                                   41,914            28,697
                                                           -------------     -------------
PROPERTY AND EQUIPMENT:
    Oil and gas properties, at full cost:
         Proved                                                478,596           379,301
         Unproved, not subject to amortization                  61,068            81,897
                                                           -------------     -------------
             Total                                             539,664           461,198
         Other property and equipment                            4,592             3,982
    Accumulated depreciation, depletion and amortization      (254,396)         (199,233)
                                                           -------------     -------------
         Total property and equipment, net                     289,860           265,947
                                                           -------------     -------------

OTHER ASSETS, NET OF AMORTIZATION                                3,653             2,868
                                                           -------------     -------------

TOTAL ASSETS                                                  $335,427          $297,512
                                                           =============     =============

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                         $  37,600         $  45,058
    Accrued liabilities                                         15,144            10,600
    Accrued interest                                             4,522             5,329
                                                           -------------     -------------
         Total current liabilities                              57,266            60,987
                                                           -------------     -------------

OTHER LIABILITIES                                                6,552             4,226

LONG-TERM DEBT:
    Senior Subordinated notes                                   99,722            99,673
    Revolving Credit Facility                                   30,000            42,600
    Affiliate Credit Facility                                        -            25,000
                                                           -------------     -------------
         Total long-term debt                                  129,722           167,273
                                                           -------------     -------------

STOCKHOLDER'S EQUITY:
    Common stock,  $1 par value;
    2,000 and 1,000 shares  authorized,
    1,380 and 1,378 issued and outstanding,
    at December 31, 2000 and December 31, 1999,
       respectively                                                  1                 1
    Additional paid-in-capital                                 227,318           172,318
    Accumulated deficit                                        (85,432)         (107,293)
                                                           -------------     -------------
         Total stockholder's equity                            141,887            65,026
                                                           -------------     -------------

TOTAL LIABILITIES and STOCKHOLDER'S EQUITY                    $335,427          $297,512
                                                           =============     =============


    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                    Year Ended December 31,
                                            ------------------------------------
                                               2000         1999        1998
                                            ---------    ---------    ---------
REVENUES:
   Oil sales                                 $37,959       $8,888      $10,211
   Gas sales                                  83,191       45,597       47,804
                                            ---------    ---------    ---------
          Total revenues                     121,150       54,485       58,015
                                            ---------    ---------    ---------
COSTS AND EXPENSES:
   Lease operating expense                    17,192       11,453        9,858
   Transportation expense                      7,789        2,017        1,325
   Depreciation, depletion and amortization   56,846       32,121       33,833
   Impairment of oil and gas properties            -            -       50,800
   Provisions for ligitation                       -            -        2,800
   General and administrative expense          6,549        5,396        4,749
                                            ---------    ---------    ---------
          Total costs and expenses            88,376       50,987      103,365
                                            ---------    ---------    ---------
OPERATING INCOME                              32,774        3,498      (45,350)
INTEREST:
   Income                                        124           36          313
   Expense                                   (11,037)     (13,504)     (13,384)
                                            ---------    ---------    ---------
INCOME (LOSS) BEFORE TAXES                    21,861       (9,970)     (58,421)
PROVISION FOR INCOME TAXES                         -            -            -
                                            ---------    ---------    ---------
NET INCOME (LOSS)                            $21,861      $(9,970)    $(58,421)
                                            =========    =========    =========


    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                     (in thousands, except number of shares)

                                              Additional               Total
                                 Common Stock  Paid-in Accumulated Stockholder's
                                Shares  Amount  Capital   Deficit     Equity
                               -------- ------ --------  --------   ----------
Balance at December 31, 1997 .    1,000   $ 1  $ 96,075  $(38,902)  $ 57,174
  Capital contribution
  -- proceeds from the sale of
  common stock of Parent                   --    28,781        --     28,781
  Net loss ...................     --      --        --   (58,421)   (58,421)
                               --------   ---  --------  --------   --------

Balance at December 31, 1998 .    1,000     1   124,856   (97,323)    27,534
  Capital contribution .......      378    --    47,462        --     47,462
  Net loss ...................     --      --        --    (9,970)    (9,970)
                               --------   ---  --------  --------   --------

Balance at December 31, 1999 .    1,378     1   172,318  (107,293)    65,026
                               ========   ===  ========  ========   ========
  Capital contribution .......        2    --    55,000        --     55,000
  Net income .................                             21,861     21,861
                               --------   ---  --------  --------   --------

Balance at December 31, 2000 .    1,380   $ 1  $227,318  $(85,432)  $141,887
                               ========   ===  ========  ========   ========


    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Year Ended
                                                                         December 31,
                                                         --------------------------------------------
                                                            2000             1999           1998
                                                         ------------    -------------   ------------
OPERATING ACTIVITIES:
    Net income (loss)                                      $21,861         $(9,970)       $(58,421)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
           Depreciation, depletion and amortization         57,538          32,838          33,762
           Impairment of oil and gas properties                  -               -          50,800
           Provisions for litigation                             -               -           2,800
    Changes in operating assets and liabilities:
           Receivables                                      (9,851)         (8,119)          2,578
           Other current assets                             (1,100)          2,343          (3,606)
           Other assets                                       (785)            265             379
           Accounts payable and accrued liabilities         (3,721)          7,027          11,253
                                                         ------------    -------------   ------------
          Net cash provided by operating activities         63,942          24,384          39,545
                                                         ------------    -------------   ------------
INVESTING ACTIVITIES:
    Additions to oil and gas properties                   (107,468)        (80,823)       (140,777)
    Proceeds from property conveyances                      29,002          19,758               -
    Additions to other property and equipment                 (610)           (682)         (1,078)
                                                         ------------    -------------   ------------
          Net cash used in investing activities            (79,076)        (61,747)       (141,855)
                                                         ------------    -------------   ------------
FINANCING ACTIVITIES:
    Proceeds from (repayment of) revolving credit
     facility                                              (12,600)        (10,800)         39,400
    Capital contributed by sale of stock to parent          55,000          23,284          28,781
    Proceeds from (payments to) the affiliate credit
     facility                                              (25,000)         25,000          25,000
                                                         ------------    -------------   ------------
          Net cash provided by financing activities         17,400          37,484          93,181
                                                         ------------    -------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             2,266             121          (9,129)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               123               2           9,131
                                                         ------------    -------------   ------------
CASH AND CASH  EQUIVALENTS AT END OF PERIOD              $   2,389        $    123          $    2
                                                         ============    =============   ============




    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.

                NOTES TO FINANCIAL STATEMENTS For the Years Ended
                        December 31, 2000, 1999 and 1998

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

     Oil and Gas Properties -- Oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Amortization of oil and gas properties is provided using the unit-of-production method based on estimated proved oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the sale or disposition represents a significant quantity of oil and gas reserves. The net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues (discounted at 10%) from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties. As a result of this limitation, permanent impairments of oil and gas properties of approximately $50,800,000 was recorded during 1998. No writedown was necessary in 2000 or 1999.

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

     Capitalized Interest Costs -- The Company capitalizes interest based on the cost of major development projects which are excluded from current depreciation, depletion, and amortization calculations. Capitalized interest costs were approximately $3,885,000, $3,028,000 and $1,702,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Accrual for Future Abandonment Costs -- Provision is made for abandonment costs calculated on a unit-of-production basis, representing the Company's estimated liability at current prices for costs which may be incurred in the removal and abandonment of production facilities at the end of the producing life of each property.

     Hedging Program -- The Company utilizes derivative instruments in the form of natural gas and crude oil price swap and price collar agreements in order to manage price risk associated with future crude oil and natural gas production and fixed-price crude oil and natural gas purchase and sale commitments. Such agreements are accounted for as hedges using the deferral method of accounting. Gains and losses resulting from these transactions are deferred, as appropriate, until recognized as operating income in the Company's Statement of Operations as the physical production required by the contracts is delivered.

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

     Financial Instruments -- The Company's financial instruments consist of cash and cash equivalents, receivables, payables, and debt. At December 31, 2000 and 1999, the estimated fair value of the Company's Senior Subordinated Notes was approximately $91,000,000 and $92,000,000, respectively. The estimated fair value was determined based on borrowing rates available at December 31, 2000 and 1999, respectively, for debt with similar terms and maturities. The carrying amount of the Company's other instruments noted above approximate fair value.

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

     Major Customers -- During the year ended December 31, 2000, sales of oil and gas to two purchasers, including an affiliate, accounted for 49% and 16% of total revenues. During the year ended December 31, 1999, sales of oil and gas to three purchasers, including an affiliate, accounted for 26%, 21% and 13% of total revenues. During the year ended December 31, 1998, sales of oil and gas to four purchasers accounted for 29%, 16%, 15% and 10% of total revenues. Management believes that the loss of any of these purchasers would not have a material impact on the Company's financial condition or results of operations.

     Reclassifications - Certain reclassifications were made to the prior years financial statements to conform to the current year presentation.

     Recent Accounting Pronouncements -- Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive incomes (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     The Company expects that at January 1, 2001, it will record $33.3 million charge in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS 133. The Company does not expect to record a cumulative transition adjustment to earnings relating to derivatives not designated as hedges prior to the adoption of SFAS 133.

     The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101 issued by the staff of the Securities and Exchange Commission. The impact of adopting SAB No. 101 was not material to the Company.

     In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") Accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified transportation expenses from oil and gas revenues to a separate line item. The amounts reclassified for the years ended December 31, 2000, 1999 and 1998 were $7.8 million, $2.0 million and $1.3 million, respectively.



2.     RELATED-PARTY TRANSACTIONS

     Sales to Affiliates -- For the years ending December 31, 2000, 1999 and 1998, sales to affiliates were approximately $73.4 million, $16.2 million and $8.9 million, respectively.

     Receivables from Affiliates - At December 31, 2000 and 1999, receivables from affiliates were $993,533 and $76,100, respectively.

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

     Transportation Contract - In 1999 the Company constructed a 29 mile flowline from a third party platform to the Mississippi Canyon 718 subsea well. After commissioning, MEGS LLC, an Enron affiliate, purchased the flowline from the Company and its joint interest partners. The Company received $8.8 million in cash proceeds which were offset against the cost of constructing the flowline. No gain or loss was recognized. In addition the Company entered into a firm transportation contract at a rate of $0.26 per MMbtu with MEGS LLC to transport its share of 86 Bcf of natural gas from the commencement of production through March 2009. For the year ending December 31, 2000 the Company paid $4.3 million on this contract. The Company's working interest at December 31, 2000 was 51%.

     The Company expects that from time to time it will engage in various commercial transactions and have various commercial relationships with Enron and certain affiliates of Enron, such as holding and exploring, exploiting and developing joint working interests in particular prospects and properties, engaging in hydrocarbon price hedging arrangements and entering into other oil and gas related or financial transactions. For example, the Company has entered into several agreements with Enron or affiliates of Enron for the purpose of hedging oil and natural gas prices on the Company's future production. Certain of the Company's debt instruments restrict the Company's ability to engage in transactions with its affiliates, but those restrictions are subject to significant exceptions. The Company believes that its current agreements with Enron and its affiliates are, and anticipates that any future agreements with Enron and its affiliates will be, on terms no less favorable to the Company than would be contained in an agreement with a third party.

3.     LONG-TERM DEBT

     Revolving Credit Facility -- In 1996, the Company entered into an unsecured revolving credit facility (the "Revolving Credit Facility") with Bank of America as agent for a group of lenders (the "Lenders").

     The Revolving Credit Facility provides for a maximum $150 million revolving credit loan. The available borrowing base under the Revolving Credit Facility is currently $70 million and is subject to periodic redetermination. The Revolving Credit Facility has an outstanding balance of $30.0 million at December 31, 2000. On June 28, 1999, the Revolving Credit Facility was amended to extend the maturity date from October 1, 1999 to October 1, 2002 and to pledge certain Mariner interests to secure the Revolving Credit Facility.

     Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, at either (i) LIBOR plus 0.75% to 1.25% (depending upon the level of utilization of the Borrowing Base) or (ii) the higher of (a) the agent's prime rate or (b) the federal funds rate plus 0.5%. The effective interest rate at December 31, 2000 was 8.49%. The Company incurs a quarterly commitment fee ranging from 0.25% to 0.375% per annum on the average unused portion of the Borrowing Base, depending upon the level of utilization.

     The Revolving Credit Facility, as amended, contains various restrictive covenants which, among other things, restrict the payment of dividends, limit the amount of debt the Company may incur, limit the Company's ability to make certain loans and investments, limit the Company's ability to enter into certain hedge transactions and provide that the Company must maintain specified relationships between cash flow and fixed charges and cash flow and interest on indebtedness. As of December 31, 2000, the Company was in compliance with all such requirements.

     Affiliate Credit Facility -- In April 1999, the Company established a $25 million borrowing-based short-term credit facility with ENA to obtain funds needed to execute the Company's 1999 capital expenditure program and for short-term working capital needs. The facility accrued interest at an annual rate of LIBOR plus 2.5% and required a structuring fee of 1% of the committed amount. The effective interest rate for the year ended December 31, 2000 and 1999 was 8.52% and 8.69%, respectively. The facility matured on May 1, 2000 and was repaid from a capital contribution from the Company's parent. Accordingly, the facility was classified as long-term debt as of December 31, 1999.

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

     The indenture pursuant to which the Notes are issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, redeem capital stock, make investments, enter into transactions with affiliates, sell assets and engage in mergers and consolidations. As of December 31, 2000, the Company was in compliance with all such requirements.

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

     Cash paid for interest for the years ending December 31, 2000, 1999 and 1998 was $15.3, $15.1 million and $15.7 million, respectively.

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

     During the years ended December 31, 2000, 1999 and 1998, the Mariner Energy LLC granted stock options ("Options") of 39,144, 215,748 and 329,172, respectively. No options have been exercised, however, 66,828 options have been canceled during the three year period. At December 31, 2000, options to purchase 2,200,620 shares had been issued at an exercise price ranging from $8.33 to $14.58 per share. These Options generally become exercisable as to one-fifth to one-third on each of the first three or five anniversaries of the date of grant. The Options expire from seven years to ten years after the date of grant.

     The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income for the year ended December 31, 2000 would have been reduced by $422,000 to $21,439,000 and the net loss for the years ending 1999 and 1998 would have decreased $428,000 and $357,000, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option grant is estimated on the date of grant using a present value calculation, risk free interest of 6.46% for the year ending December 31, 2000 and 6.46% for the years ending December 31, 1999 and 1998. Stock options available for future grant amounted to 232,980 shares at December 31, 2000. Exercisable stock options amounted to 1,625,582 shares at December 31, 2000.

     Capital Contribution -- In March and May of 2000, we received cash equity contributions by the sale of common stock to our Parent of $30 million and $25 million, respectively. The March equity contribution was used to reduce accounts payable and accrued liabilities, and the May equity contribution was used to repay the Affiliate Credit Facility with ENA. These equity contributions were made with proceeds from the Mariner Energy LLC three-year $112 million term loan with ENA. Due to certain restrictions with our Indenture and Revolving Credit Agreement, neither cash flows from operations nor from asset sales would be available to repay any portion of this term loan.

5.     EMPLOYEE BENEFIT AND ROYALTY PLANS

     Employee Capital Accumulation Plan -- The Company provides all full-time employees participation in the Employee Capital Accumulation Plan (the "Plan") which is comprised of a contributory 401(k) savings plan and a discretionary profit sharing plan. Under the 401(k) feature, the Company, at its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 50% of each eligible participant's matched salary reduction contribution as defined by the Plan. Under the discretionary profit sharing contribution feature of the Plan, the Company's contribution, if any, shall be determined annually and shall be 4% of the lesser of the Company's operating income or total employee compensation and shall be allocated to each eligible participant pro rata to his or her compensation. During 2000, 1999 and 1998, the Company contributed $251,017, $180,000 and $182,000, respectively, to the Plan. This plan is a continuation of a plan provided by the Predecessor Company.

     Overriding Royalty Interests -- Pursuant to agreements, certain key employees and consultants are entitled to receive, as incentive compensation, overriding royalty interests ("Overriding Royalty Interests") in certain oil and gas prospects acquired by the Company. Such Overriding Royalty Interests entitle the holder to receive a specified percentage of the gross proceeds from the future sale of oil and gas (less production taxes), if any, applicable to the prospects. Cash payments made by the Company under these agreements for the three years ended December 31, 2000, 1999 and 1998 were $2.9 million, $1.0 million and $1.0 million, respectively.

6.     COMMITMENTS AND CONTINGENCIES

     Minimum Future Lease Payments -- The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum rental obligations under the Company's operating leases in effect at December 31, 2000 are as follows (in thousands):

           2001............................. 1,345
           2002............................. 1,346
           2003.............................   654
           2004.............................   110
                                             -----
                Total.......................$3,455
                                            ======

     Rental expense, before capitalization, was approximately $1,228,000, $1,170,000 and $1,000,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     The following table sets forth the results of hedging transactions during the periods indicated:

                                                           Year Ended December 31,

                                                         2000        1999         1998
                                                       --------    --------     -------

Natural gas quantity hedged (Mmbtu) ................     19,569      18,818       9,800

Increase (decrease) in natural gas sales (thousands)   ($21,364)   ($ 6,741)   $  2,337

Crude oil quantity hedged (MBbls) ..................      1,059         389          --

Increase (decrease) in crude oil sales (thousands) .   ($14,053)   ($ 2,152)         --



     The following tables set forth the Company's position as of December 31, 2000.

                                                     Price
                                  Notional    ---------------------
          Time Period            Quantities   Floor  Ceiling  Fixed  Fair Value
          -----------            ----------   -----  -------  -----  ----------
                                                                   (in millions)
Natural Gas (MMBtu)
  January 1 - September 30, 2001
       Collar purchased             4,216      $3.50   $4.92              (8.5)
       Put option purchased         4,216      $3.50                        --
       Fixed price swap purchased   3,376                     $2.18      (18.0)

  October 1 - December 31, 2001
       Fixed price swap purchased     774                      2.18       (2.5)

  January 1 - December 31, 2002
       Fixed price swap purchased   1,831                      2.18       (4.3)
                                                                       --------
Total                                                                   ($33.3)
                                                                       ========

     Deepwater Rig -- In the fourth quarter of 1999, Noble Drilling Corporation filed suit against the Company alleging breach of contract regarding a letter of intent for a five year Deepwater rig contract. In February 2000, both the Company and Noble Drilling Corporation entered into a settlement agreement whereby the Company committed to using this Deepwater rig for a minimum of 660 days over a five-year period at market-based day rates for comparable drilling rigs in comparable water depths subject to a floor day rate ranging from $65,000 to $125,000. In exchange for market-based day rates, Noble Drilling was assigned working interests in seven of the Company's deepwater exploration prospects. The Company will pay Noble Drilling's share of the costs of drilling the initial test well on each of these prospects.

     Litigation -- The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually and in the aggregate, to be material.

7.     INCOME TAXES

     The following table sets forth a reconciliation of the statutory federal income tax with the income tax provision (in thousands):

                                         2000                  1999                   1998
                                  -------------------- ---------------------  ---------------------

                                       $         %          $          %           $          %
                                  ----------- -------- ------------ --------  ------------ --------
Income (loss) before income taxes    21,861       --      (9,970)       --      (58,421)       --

Income tax expense (benefit)
computed at statutory rates....       7,651       35      (3,490)      (35)     (20,447)      (35)

Change in valuation allowance..      (8,074)     (34)      2,330        23       18,804        32

Other..........................        (423)      (1)      1,160        12        1,643         3
                                  ----------- -------- ------------ --------  ------------ --------

Tax Expense....................          --       --          --        --           --        --
                                  =========== ======== ============ ========  ============ ========


     No federal income taxes were paid by the Company during the years ended December 31, 2000, 1999 or 1998.

     The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):



                                                             2000         1999        1998
                                                           ---------    --------    --------
Deferred tax assets:

Net operating loss carry forwards .......................   $ 44,939    $ 43,401    $ 34,771

Valuation allowance .....................................    (28,056)    (36,130)    (33,800)
                                                           ---------    --------    --------
Total net deferred tax assets ...........................     16,883       7,271         971

Deferred tax liabilities --
     Differences between book and tax bases of properties    (16,883)     (7,271)       (971)
                                                           ---------    --------    --------
          Total net deferred taxes ......................     $   --      $   --      $   --
                                                           =========    ========    ========

     As of December 31, 2000, the Company has a cumulative net operating loss carryforward ("NOL") for federal income tax purposes of approximately $128 million, which begins to expire in the year 2012. A valuation allowance is recorded against tax assets which are not likely to be realized. Because of the uncertain nature of their ultimate realization, as well as past performance and the NOL expiration date, the Company has established a valuation allowance against this NOL carryforward benefit and for all net deferred tax assets in excess of net deferred tax liabilities.

8.     OIL AND GAS PRODUCING ACTIVITIES and CAPITALIZED COSTS

     The results of operations from the Company's oil and gas producing activities were as follows (in thousands):

                                     Year ended      Year ended      Year ended
                                    December 31,    December 31,    December 31,
                                        2000            1999            1998
                                    -------------  --------------   ------------

Oil and gas sales...................    $121,150         $54,485        $58,015

Production costs....................     (17,192)        (11,453)        (9,858)

Transportation......................      (7,789)         (2,017)        (1,325)

Depreciation, depletion and              (56,846)        (32,121)       (33,833)
amortization........................

Impairment of oil and gas properties           --              --       (50,800)
                                    -------------  --------------   ------------
    Results of operations...........    $ 39,323          $8,894       $(37,801)
                                    =============  ==============   ============

     Costs incurred in property acquisition, exploration and development activities were as follows (in thousands, except per equivalent mcf amounts):


                                        Year ended    Year ended     Year ended
                                       December 31,   December 31,  December 31,
                                          2000(1)        1999(1)         1998
                                         ---------      --------       --------

Property acquisition costs

     Unproved properties..........         $1,724         $2,982        $43,143

Exploration costs.................         16,005         13,522         35,674

Development costs.................         60,738         44,561         61,960
                                         ---------      ---------      ---------
    Total costs, net of proceeds from
      property conveyances...........     $78,467        $61,065       $140,777
                                         =========      =========      =========
Depreciation, depletion and amortization
rate per equivalent Mcf before impairment   $1.57          $1.29          $1.40


     (1) Property acquisition costs, exploration costs and development costs are net of proceeds from property conveyances of $9.6 million, $5.0 million, $14.4 million and $7.5 million, $0 and $12.3 for the years ending December 31, 2000 and 1999, respectively.

     The Company capitalizes internal costs associated with exploration activities in progress. These capitalized costs were approximately $11,625,000, $9,440,000 and $6,386,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following table summarizes costs related to unevaluated properties which have been excluded from amounts subject to amortization at December 31, 2000. The Company regularly evaluates these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within three years.

                          Cost Incurred During the      Total at
                           Year Ended December 31,     December 31,
                          2000      1999       1998        2000
                       ---------  --------  --------    --------

Property
 Acquisition costs        $5,652    $8,802   $42,815     $57,269

Exploration costs          3,143       646        10       3,799
                       ---------  --------  --------    --------

    Total.......          $8,795    $9,448   $42,825     $61,068
                       =========  ========  ========    ========

     Approximately 99% of excluded costs at December 31, 2000 relate to activities in the Deepwater Gulf of Mexico and the remaining 1% relates to activities in the Gulf of Mexico shallow waters and onshore areas near the Gulf.

9. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

     Estimated proved net recoverable reserves as shown below include only those quantities that are expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion. Also included in the Company's proved undeveloped reserves as of December 31, 2000 were reserves expected to be recovered from wells for which certain drilling and completion operations had occurred as of that date, but for which significant future capital expenditures were required to bring the wells into commercial production.

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



                     Estimated Quantities of Proved Reserves
                                 (in thousands)
                                                                                  Natural Gas
                                                                                   Equivalent
                                                     Oil (Bbl)    Gas (Mcf)          (Mcfe)
                                                      ------      --------        -----------
December 31, 1997 ..................................   6,630       121,366          161,146
  Revisions of previous estimates ..................    (836)         (410)          (5,426)
  Extensions, discoveries and other additions ......   4,351        27,416           53,522
  Production .......................................    (786)      (19,477)         (24,193)
                                                      ------       -------          -------

December 31, 1998 ..................................   9,359       128,895          185,049
                                                      ------       -------          -------
  Revisions of previous estimates ..................     715        (5,098)            (808)
  Extensions, discoveries and other additions ......   1,225        24,972           32,322
  Sale of reserves in place ........................    (742)       (8,856)         (13,308)
  Production .......................................    (630)      (21,123)         (24,903)
                                                      ------       -------          -------

December 31, 1999 ..................................   9,927       118,790          178,352
                                                      ------       -------          -------
  Revisions of previous estimates ..................     324       (13,255)         (11,311)
  Extensions, discoveries and other additions ......   4,123        24,649           49,387
  Sales of reserves in place .......................    (215)         (673)          (1,963)
  Purchase of reserves in place ....................    --          25,455           25,455
  Production .......................................  (1,762)      (25,710)         (36,282)
                                                      ------       -------          -------

December 31, 2000 ..................................  12,387       129,256          203,638
                                                      ======       =======          =======




                Estimated Quantities of Proved Developed Reserves
                                 (in thousands)

                                                           Natural Gas
                                                           Equivalent
                              Oil (Bbl)      Gas (Mcf)       (Mcfe)
                              ---------      ---------      ---------

      December 31, 1998           2,886         86,024        103,340
      December 31, 1999           3,799         82,760        105,554
      December 31, 2000           5,540         61,623         94,863

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


            Standardized Measure of Discounted Future Net Cash Flows
                                 (in thousands)


                                                          Year ended December 31,

                                                               2000            1999           1998
                                                             ---------       --------      ---------
Future cash inflows ....................................   $ 1,758,734    $   490,239    $   383,490

Future production costs ................................      (161,617)      (122,681)      (103,400)

Future development costs ...............................      (162,277)       (70,774)       (81,090)

Future income taxes ....................................      (372,059)            --             --
                                                             ---------       --------       --------

Future net cash flows ..................................     1,062,781        296,784        199,000
                                                             ---------       --------       --------

Discount of future net cash flows at 10% per annum .....      (290,075)       (85,558)       (51,371)
                                                             ---------       --------       --------

Standardized measure of discounted future net cash flows   $   772,705    $   211,226    $   147,629
                                                             =========       ========       ========


     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets and in the United States, including the posted prices paid by purchasers of the Company's crude oil. The weighted average prices of oil and gas at December 31, 2000, 1999 and 1998, used in the above table, were $26.36, $23.85 and $10.36 per Bbl, respectively, and $11.32, $2.23 and $2.22 per Mcf, respectively, and do not include the effect of hedging contracts in place at period end.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):


                                                      Year ended December 31,
                                              ----------------------------------------
                                                  2000          1999          1998
                                               -----------   ----------    ----------
Sales and transfers of oil and gas
produced, net of production costs ............   $ (96,169)    $(41,015)    $(46,832)

Net changes in prices and production costs ...     503,871       77,532      (67,815)

Extensions and discoveries, net of
future development and production costs ......     214,022       33,357       23,730

Development costs during period and
net change in development costs ..............      39,736       (3,661)      30,799

Revision of previous quantity estimates ......     (13,365)        (984)      (6,846)
Purchases of reserves in place ...............     157,657           --           --

Sales of reserves in place ...................      (2,584)     (15,535)          --

Net change in income taxes ...................    (270,510)          --       27,193

Accretion of discount before income taxes ....      29,678       19,900       20,365

Changes in production rates (timing) and other        (857)      (5,997)      (9,424)
                                               -----------   ----------    ---------
                                                 $ 561,479    $  63,597    $ (28,830)
Net change                                     ===========   ==========    =========

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

             None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below are the names, ages and positions of our executive officers and directors and a key consultant as of March 15, 2001. All directors are elected for a term of one year and serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.

   Name                       Age      Position with the Company

   Robert E. Henderson        48       Chairman of the Board,  President and Chief Executive Officer
   Richard R. Clark           45       Executive Vice President and Director
   L. V. "Bud" McGuire        58       Senior Vice President of Operations and Director
   Michael W. Strickler       45       Senior Vice President of Exploration and Director
   Frank A. Pici              45       Vice President of Finance and Chief Financial Officer
   Gregory K. Harless         51       Vice President of Oil and Gas Marketing
   W. Hunt Hodge              45       Vice President of Administration
   Tom E. Young               42       Vice President of Business Development
   Kelly D. Zelikovitz        42       General Counsel and Secretary
   David S. Huber             50       Consultant and Director of Deepwater Development
   Raymond M. Bowen           45       Director
   Richard B. Buy             48       Director
   Timothy J. Detmering       42       Director
   Jeffrey M. Donahue, Jr.    38       Director
   Craig A. Fox               45       Director
   Mark E. Haedicke           45       Director
   Jesus G. Melendrez         41       Director
   Jeffrey B. Sherrick        46       Director


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

     Mr. McGuire joined us in June 1998 as Senior Vice President-Operations. Prior to joining us, Mr. McGuire was Vice President-Operations for Enron Oil & Gas International, Inc. Before joining EOGI, he served five years with Kerr-McGee Corporation as Senior Vice President over worldwide production operations. His experience prior to Kerr-McGee included Hamilton Oil Corporation from 1981 to 1991, where he served as Operations Manager then as Vice President of Operations for Hamilton in the North Sea. He began his career in 1966 with Conoco.

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

     Mr. Pici became Vice President of Finance and Chief Financial Officer in December 1996. Prior to joining us, Mr. Pici was employed by Cabot Oil & Gas Corporation holding several positions since 1989, including Corporate Controller. Prior to joining Cabot Oil & Gas, he was Controller of a privately-held independent oil & gas company, and he began his career with Coopers & Lybrand. He is a Certified Public Accountant.

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

     Mr. Young has served as Vice President of Business Development since January 2001. Mr. Young also served as our Vice President of Land from November 1998 to January 2001, and as Manager of Land for the Central Gulf and as a landman since joining us in 1985. Prior to joining us, Mr. Young served as a landman for TXO Production Corp.

     Ms. Zelikovitz has been our General Counsel and Secretary since August 2000. She is in private practice and has a contractual relationship with us. Prior to May 1998, she held various legal and management positions with Mobil Oil Corporation, Greenhill Petroleum Corporation, Union Texas Petroleum Corporation, and with a Houston-based law firm.

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

     Mr. Buy has served as a director since January 1998. Since 1994 he has been an employee of ENA or its affiliates, currently serving as Senior Vice President and Chief Risk Officer of Enron Corp. Prior to joining Enron, Mr. Buy was a Vice President at Bankers Trust in the Energy Group.

     Mr. Detmering has served as a director since March 2001. Since 1994 he has been an employee of ENA or its affiliates, currently serving as a Managing Director of Corporate Development. Prior to joining Enron, Mr. Detmering was an Engineer with ARCO Oil & Gas Co. and an Investment Banker with Wasserstein Perella and Co.

     Mr. Donahue has served as a director since August 2000. He joined Enron in April 1998 as Vice President responsible for Corporate Development of ENA. Prior to joining ENA, Mr. Donahue was an investment banker focusing on the energy industry at UBS Securities, CS First Boston and Kidder Peabody. He was also a management consultant with McKinsey & Company and an economic policy consultant at ICF Incorporated.

     Mr. Fox has served as a director since March 2001. He is currently Vice President and Technical Manager for Enron Capital Resources. Mr. Fox received his bachelor's of science degree in mechanical engineering from Texas A&M University in 1977. He was employed with Houston Oil & Minerals, Tenneco Oil Company, and Sandefer Oil & Gas as a reservoir and production engineer for 15 years before joining Enron Finance Corp. in 1992 as a Senior Reservoir Engineer. He became a Vice President in the engineering group supporting producer finance in 1995.

     Mr. Haedicke has served as a director since October 1998. He is currently Managing Director, Legal, of ENA. Mr. Haedicke also serves on the board of directors of the International Swaps and Derivatives Association, Inc. and he holds a seat on the New York Mercantile Exchange. He has been associated with ENA since its inception in 1990.

     Mr. Melendrez is a Vice President of ENA and is responsible for the execution and structuring of upstream transactions. Prior to joining ENA in 1999, Mr. Melendrez was Sr. Vice President of Enserch Energy Services, Inc. He has held financial positions with several Enron affiliates since the early 1990's which involved loan restructuring and power marketing.

     Mr. Sherrick has served as a director since January 2000. He is currently the President and Chief Executive Officer of Enron Global Exploration & Production Inc. and has held various management positions with Enron Oil & Gas Company, or one of its affiliates, since 1993.

     The Shareholders' Agreement requires that the Board of Directors include at least three nominees of the Management Stockholders. Currently, those three representatives are Messrs. Henderson, Clark and Strickler. The remaining board members are to include nominees of JEDI. See "Certain Relationships and Related Transactionson page 51.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth the annual compensation for Mariner's Chief Executive Officer and the four other most highly compensated executive officers for the three fiscal years ended December 31, 2000. These individuals are sometimes referred to as the "named executive officers".




                                           Annual Compensation       Current Year
                                        -------------------------    Compensation
                                                                       Under our
                                                     Other Annual  Overriding Royalty    All Other
Name and Principal Position              Salary     Compensation(1)     Program(2)    Compensation(3)
                                        --------     ------------        -------      ---------------
Robert E. Henderson ......... 2000      $295,000       $  3,680         $  8,690         $    270
President and ............... 1999       285,000          6,400            5,438              396
   Chief Executive Officer .. 1998       285,000          4,800            1,292              522

Richard R. Clark ............ 2000       235,000          3,680            5,596              210
Executive Vice President .... 1999       225,000          6,400            3,508              243
   of Production ............ 1998       225,000          4,800              821              306

Michael W. Strickler ........ 2000       198,000          3,680            5,596              188
Senior Vice President ....... 1999       190,000          6,400            3,508              243
   of Exploration ........... 1998       182,000          4,800              821              306

L. V. "Bud" McGuire (4) ..... 2000       198,000          3,680                0          114,774
Senior Vice President ....... 1999       190,000          4,433                0           44,573
    of Operations ........... 1998       110,834              0                0              788

Frank A. Pici ............... 2000       167,000          3,680            3,440              180
Vice President of Finance ... 1999       160,000          6,400            2,043              243
and Chief Financial Officer . 1998       160,000          4,380              356              306


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

     (2) These amounts include the value conveyed during the applicable year attributable to overriding royalty interests assigned to the named executive officer during the applicable year and distributions received, if any, during the applicable year attributable to overriding royalty interests assigned to the named executive officers during the applicable year. For information on overriding royalty payments received during the applicable year attributable to overriding royalty interests assigned to the named executive officer during past years, see the table below under "Overriding Royalty Program." These amounts also do not include amounts received during the applicable year as a result of sales of overriding royalty interests by individuals, normally in connection with sales of properties by us. No such sales were made in 2000, 1999 or 1998.

     (3) Amounts shown reflect insurance premiums paid by us with respect to term life insurance for the benefit of the named executive officers and any performance bonuses paid during the year.

     (4) Mr. McGuire joined us in June 1998 and is eligible for guideline bonuses under our incentive compensation plan. He does not participate in the Overriding Royalty Program.

Options

     Mariner Energy LLC granted 0 and 48,624 options to purchase common shares to Mr. McGuire in 2000 and 1999, respectively. None of the named executive officers exercised stock options in 2000. The following table shows the number and value of options owned by our named executive officers at December 31, 2000. All of the options described in the table below have been issued under the Mariner Energy LLC 1996 Stock Option Plan.

                                         Number of
                                 Common Shares Underlying
                                  Unexercised Options at
                                     December 31, 2000
                                 Exercisable   Unexercisable
Robert E. Henderson.........       190,896        47,724
Richard R. Clark............       134,342        33,586
L. V. "Bud" McGuire.........        85,116        72,948
Michael W. Strickler........       134,342        33,586
Frank A. Pici...............        43,848        29,232


Share Option Plan

     Under the Mariner Energy LLC 1996 Stock Option Plan, a committee of the board of directors is authorized to grant options to purchase common shares, including options qualifying as "incentive stock options" under Section 422 of the Internal Revenue Code and options that do not so qualify, to employees and consultants as additional compensation for their services to us. The 1996 plan is intended to promote our long term financial interests by providing a means by which designated employees and consultants may develop a sense of proprietorship and personal involvement in our development and financial success. We believe that this encourages them to remain with and devote their best efforts to our business and to advance the mutual interests of us and our shareholders. A total of 2,433,600 common shares may be issued under options granted under the 1996 plan, subject to adjustment for any share split, share dividend or other change in the common shares or our capital structure. Options to purchase 2,200,620 common shares are outstanding under the 1996 plan, 1,625,582 of which are currently exercisable. The exercise price for outstanding options to purchase an aggregate of 1,683,386 shares under the 1996 plan is $8.33 per share, and the exercise price for options to purchase the remaining outstanding aggregate of 517,234 shares under the 1996 plan is $14.58 per share. Subject to the provisions of the 1996 plan, the compensation committee is authorized to determine who may participate in the 1996 plan, the number of shares that may be issued under each option granted under the 1996 plan, and the terms, conditions and limitations applicable to each grant. Subject to some limitations, the board of directors of Mariner Energy LLC is authorized to amend, alter or terminate the 1996 plan.

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

     Under the employment agreements, the current annual salaries are $295,000 for Mr. Henderson, $235,000 for Mr. Clark, $198,000 for Mr. Strickler, $198,000 for Mr. McGuire and $167,000 for Mr. Pici. Our board of directors may in its discretion increase their salaries.

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

Change of Control Agreements

     We have issued each of the named executive officers' change of control agreements. Under these agreements, if a change of control occurs and the named executive officer's employment is terminated without cause or for good reason within 18 months of the change of control, Messrs. Henderson, Clark, McGuire, Pici and Strickler are entitled to receive, if the change in control is due to an acquisition of us by another company, three and one-half times their base salary and targeted annual incentive bonus, if applicable. The severance payment will be calculated assuming we satisfy the applicable base target for a particular year for the targeted annual incentive bonus. The ultimate payment due under the change of control agreements will be the greater of the payment calculated under the change of control agreements or the compensation due for the remaining balance under the employment agreements. To the extent any amounts paid under the change in control agreemens are subject to the "golden parachutes" excise tax, those amounts are grossed-up to cover the excise tax and any applicable taxes on the gross-up amount.

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

                                   Aggregate Cash Amounts Received
                                 from Previously Assigned Overriding
                                         Royalty Interests(1)
                                 ------------------------------------
      Name                           2000        1999        1998
----------------                     ----        ----        ----
Robert E. Henderson........       $502,155     $227,054   $354,857
Richard R. Clark...........        301,702      137,774    218,077
Michael W. Strickler.......        298,452      131,103    212,803
Frank A. Pici..............         70,399        1,093          0
----------

     (1) For information on the value conveyed and distributions received, if any, during the applicable year attributable to overriding royalty interests assigned to the named executive officer during the applicable year, see the table under "Summary Compensation Table".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Mariner is an indirect wholly owned subsidiary of Mariner Energy LLC. The following table sets forth the name and address of the only shareholder of Mariner Energy LLC that is known by the Company to beneficially own more than 5% of the outstanding common shares of Mariner Energy LLC, the number of shares beneficially owned by such shareholder, and the percentage of outstanding shares of common shares of Mariner Energy LLC so owned, as of March 1, 1999. As of March 1, 2001, there were 13,928,308 common shares of Mariner Energy LLC outstanding.

                                                                                       Amount and
                         Name and Address                          Nature of            Percent
Title of Class          of Benefical Owner                      Beneficial Owner        of Class
--------------          ------------------                      ----------------        --------
Common Stock of         Joint Energy Development                13,334,186              95.7%
Mariner Energy LLC        Investments Limited Partnership (1)
                          1400 Smith Street
                          Houston, TX  77002


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


       Directors, Key Consultant and       Amount and Nature of       Percent
         Named Executive Officers         Beneficial Ownership       of Class
                                                   (1)

    Robert E. Henderson...............             84,840                *

    Richard R. Clark..................             61,440                *

    L. V. "Bud" McGuire...............              6,120                *

    Michael W. Strickler..............             61,440                *

    Frank A. Pici.....................             20,472                *

    David S. Huber....................             61,440                *

    Raymond M. Bowen..................                  0                *

    Richard B. Buy....................                  0                *

    Timothy J. Detmering..............                  0                *

    Jeffrey M. Donahue, Jr............                  0                *

    Craig A. Fox......................                  0                *

    Mark E. Haedicke..................                  0                *

    Jesus Melendrez...................                  0                *

    Jeffrey B. Sherrick...............                  0                *

    All directors and executive officers and
    key consultant as a group (17 persons)        347,508             2.49%

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

Enron and Affiliates

     Enron is the parent of ENA, and an affiliate of Enron and ENA is the general partner of JEDI. Accordingly, Enron may be deemed to control JEDI and us. See "Ownership of Securities". In addition, eight of the Company's directors are officers of Enron or of affiliates of Enron: Mr. Bowen is a Managing Director of ENA, Mr. Buy is Senior Vice President and Chief Risk Officer of Enron Corp., Mr. Detmering isa Managing Director of ENA, Mr. Donahue is a Vice President of ENA, Mr. Fox is a Vice President for Enron Capital Resources, Mr. Haedicke is a Managing Director of ENA, Mr. Melendrez is a Vice President of ENA, and Mr. Sherrick is President and Chief Executive Officer of Enron Global Exploration and Production, Inc.

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

     The Indenture, dated as of August 1, 1996, between Mariner and United States Trust Company of New York (the "Indenture"), under which the Senior Subordinated Notes were issued, contains similar restrictions. Under the Indenture, Mariner Energy, Inc. has covenanted not to engage in any transaction with an affiliate unless the terms of that transaction are no less favorable to Mariner than could be obtained in an arm's-length transaction with a nonaffiliate. Further, if such transaction involves more than $1 million, it must be approved in writing by a majority of Mariner's disinterested directors, and if such a transaction involves more than $5 million, it must be determined by a nationally recognized banking firm to be fair, from a financial standpoint, to Mariner. However, this covenant is subject to several significant exceptions, including, among others, (i) certain industry-related agreements made in the ordinary course of business where such agreements are approved by a majority of Mariner's disinterested directors as being the most favorable of several bids or proposals, (ii) transactions under employment agreements or compensation plans entered into in the ordinary course of business and consistent with industry practice and (iii) certain prior transactions. Mariner expects that from time to time it will engage in various commercial transactions and have various commercial relationships with Enron and certain affiliates of Enron, such as holding and exploring, exploiting and developing joint working interests in particular prospects and properties, engaging in hydrocarbon price hedging arrangements and entering into other oil and gas related or financial transactions. For example, Mariner has entered into several agreements with Enron or affiliates of Enron for the purpose of hedging oil and natural gas prices on Mariner's future production. Mariner believes that its current agreements with Enron and its affiliates are, and anticipates that, but can provide no assurances that, any future agreements with Enron and its affiliates will be, on terms no less favorable to Mariner than would be contained in an agreement with a third party.

Mariner Energy LLC Credit Facility with ENA

     Our parent established the ENA Credit Facility to provide us with additional capital. The ENA Credit Facility provides for unsecured, subordinated loans to our parent up to $50 million, bearing interest at LIBOR plus 4.5%, payable monthly. In addition, upon any draw against the facility, our parent must pay a structuring fee equal to 4% of the principal amount of the borrowing. This agreement is expected to be repaid in full at maturity on April 30, 2000 through a capital contribution from our parent.

Affiliate Credit Facility

     In April 1999, the Company established a $25 million borrowing-based short-term credit facility with ENA to obtain funds needed to execute the Company's 1999 capital expenditure program and for short-term working capital needs. The facility accrued interest at an annual rate of LIBOR plus 2.5% and required a structuring fee of 1% of the committed amount. The effective interest rate for the year ended December 31, 2000 and 1999 was 8.52% and 8.69%, respectively. The facility matured on May 1, 2000 and was repaid from a capital contribution from the Company's parent. Accordingly, the facility was classified as long-term debt as of December 31, 1999.

Capital Contribution

     In March and May of 2000, we received cash equity contributions by the sale of common stock to our Parent of $30 million and $25 million, respectively. The March equity contribution was used to reduce accounts payable and accrued liabilities, and the May equity contribution was used to repay the Affiliate Credit Facility with ENA. These equity contributions were made with proceeds from the Mariner Energy LLC three-year $112 million term loan with ENA. Due to certain restrictions with our Indenture and Revolving Credit Agreement, neither cash flows from operations nor from asset sales would be available to repay any portion of this term loan.

Firm Transportation Contract

     In 1999 we constructed a 29 mile flowline from a third party platform to the Mississippi Canyon 718 subsea well. After commissioning the flowline, MEGS LLC, an Enron affiliate, purchased the flowline from us and our joint interest partners. We received $8.8 million in cash proceeds which were offset against the cost of constructing the flowline. No gain or loss was recognized. In addition, we entered into a firm transportation contract with MEGS LLC at a rate of $0.26 per Mcf to transport our share of 86 Bcf of natural gas from the commencement of production through March 2009. For the year ending December 31, 2000 the Company paid $4.3 million on this contract. Our working interest increased from 37% to 51% after the project reached payout in the third quarter of 2000.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Documents included in this report:

          1. Financial Statements and 2. Financial Statement Schedules These documents are listed in the Index to Financial Statements in Item 8 hereof.

          3. Exhibits

          Exhibits designated by the symbol * have been previously filed on prior years Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

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

          4.7(a) Form of the Registrant's 10 1/2% Senior Subordinated Note Due 2006, Series B.

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

          10.1* Amended and Restated Shareholders' Agreement, dated October 12, 1998, among Mariner Energy LLC, Enron Capital & Trade Resources Corp., Mariner Holdings, Inc., Joint Energy Development Investments Limited Partnership and the other shareholders of Mariner Energy LLC.

          10.2** Gas Gathering Agreement, dated December 29, 1999, between MEGS LLC, Mariner Energy, Inc. and Burlington Resources.

          10.3(f) Amended and Restated Credit Agreement, dated June 28, 1999, between Mariner Energy and Bank of America, N.A.

          10.4(a)+Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Robert E. Henderson.

          10.5(a)+Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Richard R. Clark.

          10.6(a)+Amended and Restated Employment Agreement, dated June 27, 1996, between the Registrant and Michael W. Strickler.

          10.7*+ Amended and Restated Employment Agreement, dated January 1, 1997, between the Registrant and Tom E. Young.

          10.8*+ Amended and Restated Employment Agreement, dated December 27, 1998, between the Registrant and Gregory K. Harless.

          10.9*+ Amended and Restated Employment Agreement, dated December 27, 1998, between the Registrant and W. Hunt Hodge.

          10.10(a)+ Amended and Restated Consulting Services Agreement, dated June 27, 1996, between the Registrant and David S. Huber.

          10.11(a)+ Mariner Holdings, Inc. 1996 Stock Option Plan (assumed by Mariner Energy LLC).

          10.12(a)+ Form of Incentive Stock Option Agreement (pursuant to the Mariner Holdings, Inc. 1996 Stock Option Plan, assumed by Mariner Energy LLC).

          10.13** List of executive officers who are parties to an Incentive Stock Option Agreement.

          10.14(a)+ Form of Nonstatutory Stock Option Agreement (pursuant to the Mariner Holdings, Inc. 1996 Stock Option Plan, assumed by Mariner Energy LLC).

          10.15** List of executive officers who are parties to a Nonstatutory Stock Option Agreement.

          10.16(a)+ Nonstatutory Stock Option Agreement, dated June 27, 1996, between the Registrant and David S. Huber.

          10.17*+ Amended and Restated Employment Agreement, dated as of December 1, 1998, between the Registrant and Frank A. Pici.

          10.18*+ Amended and Restated Employment Agreement, dated as of June 1, 1998, between the Registrant and L.V. Bud McGuire.

          10.19(e)Third Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Richard R. Clark.

          10.20(e)Fourth Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Gregory K. Harless.

          10.21(e)Third Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Robert E. Henderson.

          10.22(e)Fourth Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and William Hunt Hodge.

          10.23(e)First Amendment to Amended and Restated Consulting Services Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and David S. Huber.

          10.24(e)First Amendment to Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and L.V. McGuire.

          10.25(e)Third Amendment to Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Frank A. Pici.

          10.26(e)Fourth Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Michael W. Strickler.

          10.27(e)First Amendment to Amended and Restated Employment Agreement, effective as of October 1, 1999, between Mariner Energy, Inc. and Thomas E. Young.

          10.28(g)Gas Gathering Agreement, dated December 29, 1999 between MEGS, LLC and Mariner Energy, Inc. and Burlington Resources, Inc.

          10.29(g)First Amendment to Amended and Restated Credit Agreement, dated December 31, 1999 by and among Mariner Energy, Inc., Bank of America, N.A., Toronto Dominion (Texas), Inc., Bank of Nova Scotia, and ABN-AMRO Bank, N.V.

          23.1** Consent of Ryder Scott Company.

          23.2** Ryder Scott Company Letter of Estimated Proved Reserves dated February 23, 2001

          27.1** Financial Data Schedule.

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

(e) Incorporated by reference to the Mariner Energy LLC November 4, 1999 filing on Forms S-1 (Registration No. 333-87287).

(f) Incorporated by reference to the Mariner Energy, Inc. March 31, 1999, June 30, 1999 or September 30, 1999 quarterly filings on Form 10-Q.

(g) Incorporated by reference to the Mariner Energy Inc. December 31, 2000 annual filing on form 10-K


(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

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

April 2, 2000

        MARINER ENERGY, INC.



        by:/s/ Robert E. Henderson
           -----------------------
           Robert E. Henderson,
           Chairman of the Board, President and Chief Executive Officer


     This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title
-------------------------------------------------------------------------------
Date
-------

       Signature                             Title                   Date

 /s/ ROBERT E. HENDERSON            Chairman of the Board,     April 2, 2001
 ---------------------------        President and Chief
 Robert E. Henderson                Executive Officer
                                    (Principal Executive
                                     Officer)


                                    Vice President of Finance  April 2, 2001
 /s/ FRANK A. PICI                  and Chief-Financial
 ---------------------------        Officer (Principal Financial
 Frank A. Pici                      Officer and Principal
                                    Accounting Officer)


 /s/ L. V. MCGUIRE                  Senior Vice President of   April 2, 2001
 ---------------------------        Operations and Director
 L. V. McGuire



 /s/ RICHARD R. CLARK               Executive  Vice President  April 2, 2001
 ---------------------------        and Director
 Richard R. Clark


 /s/ MICHAEL W. STRICKLER           Senior Vice President of   April 2, 2001
 ---------------------------        Exploration and Director
 Michael W. Strickler


 /s/ RAYMOND M. BOWEN               Director                   April 2, 2001
 ---------------------------
 Raymond M. Bowen

 /s/ RICHARD B.BUY                  Director                   April 2, 2001
 ---------------------------
 Richard B. Buy

 /s/ TIMOTHY J. DETMERING           Director                   April 2, 2001
 ---------------------------
 Timothy J. Detmering

 /s/ JEFFREY M. DONAHUE, JR.        Director                   April 2, 2001
 ---------------------------
 Jeffrey M. Donahue, Jr.

 /s/ CRAIG A. FOX                   Director                   April 2, 2001
 ---------------------------
 Craig A. Fox

 /s/ MARK E. HAEDICKE               Director                   April 2, 2001
 ---------------------------
 Mark E. Haedicke

 /s/ JESUS G. MELEDREZ              Director                   April 2, 2001
 ---------------------------
 Jesus G. Melendrez

 /s/ JEFFREY B. SHERRICK            Director                   April 2, 2001
 ---------------------------
 Jeffrey B. Sherrick

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