Form 10-Q
period 2001-03-31
MARINER ENERGY INC
filed 2001-05-15
CIK 1022345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission file number 333-12707

Mariner Energy, Inc.
(Exact name of registrant as specified in its charter)

Internal Revenue Service - Employer Identification No. 86-0460233
State of other jurisdiction of incorporation or organization - Delaware

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

     As of November 10, 2000, there were 1,380 shares of the registrant's common stock outstanding.

Part I, Item 1.

MARINER ENERGY, INC. BALANCE SHEETS (in thousands)
	March 31,	December 31,
	2001	2000

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 27,563	$ 2,389
Receivables	62,372	33,534
Prepaid expenses and other	6,393	5,991

Total current assets	96,328	41,914

PROPERTY AND EQUIPMENT:
Oil and gas properties, at full cost:
Proved	459,379	478,596
Unproved, not subject to amortization	74,455	61,068

Total	533,834	536,664
Other property and equipment	5,068	4,592
Accumulated depreciation, depletion and amortization	(271,406)	(254,396)

Total property and equipment, net	267,496	289,860

OTHER ASSETS, Net of amortization	3,618	3,653

TOTAL ASSETS	$367,442	$335,427

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 47,528	$ 37,600
Accrued liabilities	49,744	15,144
Accrued interest	1,873	4,522
Hedge liability	13,820	-

Total current liabilities	112,965	57,266

OTHER LIABILITIES	7,272	6,552
HEDGE LIABILITY	3,028
LONG-TERM DEBT:
Subordinated Notes	99,735	99,722
Revolving credit facility	-	30,000

Total long-term debt	99,735	129,722

STOCKHOLDER'S EQUITY:
Common stock, $1 par value; 2,000 shared authorized, 1,380 issued and outstanding	1	1
Additional paid-in-capital	227,318	227,318
Other comprehensive income	(16,848)	-
Accumulated deficit	(66,029)	(85,432)

Total stockholder's equity	144,442	141,887

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$367,442	$335,427

The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC. STATEMENTS OF OPERATIONS (Unaudited, in thousands)
	Three-months Ended March 31,

	2001	2000

REVENUES:
Oil sales	$ 19,762	$ 7,423
Gas sales	30,152	16,774

Total revenues	49,914	24,197

COSTS AND EXPENSES:
Lease operating expenses	5,129	4,193
Transportation	3,470	918
Depreciation, depletion and amortization	17,499	12,927
General and administrative expenses	2,031	1,728

Total costs and expenses	28,129	19,766

OPERATING INCOME	21,785	4,431
INTEREST:
Income	54	15
Expense	(2,436)	(3,392)

INCOME BEFORE TAXES	19,403	1,054
PROVISION FOR INCOME TAXES	-	-

NET INCOME	$ 19,403	$ 1,054

The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC. STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Three-months Ended March 31,

	2001	2000

OPERATING ACTIVITIES:
Net Income	$19,403	$ 1,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	17,738	12,970
Changes in operating assets and liabilities:
Receivables	(28,838)	(6,933)
Other current assets	(402)	(1,089)
Other assets	35	135
Accounts payable and accrued liabilities	41,885	(24,265)

Net cash provided by (used in) operating activities	49,821	(18,128)

INVESTING ACTIVITIES:
Additions to oil and gas properties	(33,670)	(18,760)
Proceeds from property conveyances	39,500	-
Additions to other property and equipment	(477)	(27)

Net cash provided by (used in) investing activities	5,353	(18,787)

FINANCING ACTIVITIES:
Net proceeds from (repayment of) revolving credit facility	(30,000)	6,800
Capital contribution by sale of stock to parent	-	30,000

Net cash provided by (used in) financing activities	(30,000)	36,800

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,174	(115)
CASH AND CASH EQUIV. AT BEGINNING OF PERIOD	2,389	123

CASH AND CASH EQUIV. AT END OF PERIOD	$27,563	$ 8

The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC.
Notes to Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

      The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 and the cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results for the full year.

2. OIL AND GAS PROPERTIES

      Under the full cost method of accounting for oil and gas properties, the net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues, discounted at 10%, from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties.

3. HEDGING PROGRAM

      On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income/Loss, a component of Stockholders' Equity, to the extent the hedge is effective.

      The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a period basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in accumulated Other Comprehensive Income related to cash flow hedges that become ineffective remain unchanged until the related production is delivered. If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

      Gains and losses on hedging instruments related to accumulated Other Comprehensive Income and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenues in the period that the related production is delivered.

     The following table sets forth the Company's position as of March 31, 2001:

		Price
Time Period	Notional Quantities	Floor	Ceiling	Fixed	Fair Value (in millions)
Natural Gas (MMBtu)
March 31 - October 31, 2001
Collar purchased	2,706	3.50	$ 4.92		(1.5)
Put floor purchased	2,706	3.50			0.1
Fixed price swap purchased	2,331			$ 2.18	(7.7)
October 1 - December 31, 2001
Fixed price swap purchased	774			2.18	(2.7)
January 1 - December 31, 2002
Fixed price swap purchased	1,831			2.18	(5.0)

Total					$ (16.8)

      On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded $32.9 million in other comprehensive loss representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives. The Company recorded cash flow hedge derivative liabilities of $32.9 million on that date. There is no tax effect on the cumulative effect.

      During the first quarter of 2001, hedging losses of $10.6 million were transferred from other comprehensive loss to revenue and the fair value of outstanding liabilities decreased $5.5 million. The ineffective portion of the cash flow hedges were not material for the quarter.

      As of March 31, 2001, $16.8 million of deferred losses on derivative instruments were recorded in other comprehensive income, of which $13.8 million are expected to be reclassed to earnings during the next twelve-month period.

      All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      The fair value of our hedging instruments was determined based on a broker's forward price quote and a NYMEX forward price quote. As of March 31, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in fair value of $4.1 million and a commodity price decrease of 10% would have resulted in a favorable change in fair value of $4.1 million.

4. COMMITMENTS AND CONTINGENCIES

     Litigation - The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually and in the aggregate, to be material.

5. COMPREHENSIVE INCOME

Comprehensive income includes net income and certain items recorded directly to Shareholders' Equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Following the adoption of SFAS 133, the Company recorded an Other Comprehensive Income of $5.5 million related to the change in fair value of certain derivative financial instruments that has qualified for cash flow hedge accounting. The following table illustrates the calculation of comprehensive income for the quarter ended March 31, 2001:

	Three-months Ended March 31, (In thousands)

Other comprehensive income - December 31, 2000		$ -
Net income	$19,403

Other comprehensive loss
Cumulative effect of change in accounting principle - January 1, 2001	(32,976)
Reclassification adjustment for settled contracts	10,630
Changes in fair value of outstanding hedging positions	5,498

Other comprehensive loss	(16,848)	(16,848)
Comprehensive income	$2,555

Other comprehensive loss		$(16,848)

There were no items in Other Comprehensive Income/Loss.

Independent Accountants' Report

Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas

We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of March 31, 2001 and the related statements of operations and cash flows for the three-months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United Sates of America, the balance sheet as of December 31, 2000, and the related statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2000 (not presented herein), and in our report dated April 2, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Houston, Texas
May 11, 2001

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following review of operations for the three-month periods ended March 31, 2001 and 2000 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

Information Regarding Forward Looking Statements

      All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from the Company's expectations. Factors that could influence these results include, but are not limited to, oil and gas price volatility, results of future drilling, availability of drilling rigs, future production and costs, capital resources, liquidity and other factors described in the Company's annual report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

Results of Operations

The following table sets forth certain information regarding results of operations for the periods shown:

	Three-months Ended March 31,

	2001	2000

Total revenue, $MM	$49.9	$24.2
EBITDA(1), $MM	39.3	17.4

Net income (loss), $MM	19.4	1.1

Production:
Oil and condensate (Mbbls)	785	369
Natural Gas (Mmcf)	5,425	6,720
Natural Gas equivalents (Mmcfe)	10,135	8,934

Average realized sales prices:
Oil and condensate ($/Bbl)	$25.17	$20.12
Natural Gas ($/Mcf)	5.56	2.50
Natural Gas equivalents ($/Mcfe)	4.92	2.71

Cash Margin(2) per Mcfe:
Revenue (pre-hedge)	$5.97	$3.23
Hedging impact	(1.05)	(0.52)
Lease operating expenses	(0.51)	(0.47)
Transportation	(0.34)	(0.10)
Gross G&A costs	(0.42)	(0.44)

Cash Margin	$3.65	$1.70

Capital Expenditures(3), $MM:
Exploration:
Leasehold and G&G costs	$(4.1)	$2.7
Drilling	14.1	1.3
Development & other	(18.5)	11.7
Capitalized G&A and interest costs	3.1	3.1

Total	$ (5.4)	$ 18.8

  EBITDA equals earnings before interest, income taxes, depreciation, depletion, and amortization. EBITDA should be used as a supplement to, and not as a supplement for, net earnings and cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company’s results of operations and liquidity.

  Cash margin measures the net cash generated by a company’s operations during a given period, without regard to the period such cash is physically received or spent by the company.

  Net of $39.5 million of proceeds from property conveyances for the three month period ended March 31, 2001.

Results of Operations for the First Quarter of 2001

        Net production increased by 13% during the first quarter of 2001, to 10.1 billion cubic feet of natural gas equivalent (Bcfe) from 8.9 Bcfe in the same period of 2000. The Company’s Deepwater Gulf of Mexico production was 8.3 Bcfe in the first quarter of 2000, an increase of 51% compared to the 5.5 Bcfe produced in the first quarter of 2000, with Black Widow, located in Ewing Banks 966 and Apia, located in Garden Banks 73, accounting for the majority of the increase. These two projects more than offset anticipated production decline in shallow water and onshore production, and at the Company’s Dulcimer Deepwater Gulf field, located in Garden Banks 367.

        Hedging activities for the first quarter of 2001 decreased our average realized natural gas sales price $1.96 per Mcf and revenues by $10.6 million. There were no oil hedges in place during the first quarter of 2001. Hedging activities for the first quarter 2000 reduced our average realized natural gas and crude oil prices by $0.24 per Mcf and $8.14 per Bbl respectively, resulting in reductions in revenue of $1.6 million and $3.0 million, respectively.

        Oil and gas revenues increased 106% to $49.9 million for the first quarter of 2001 from $24.2 million for the first quarter of 2000, due to a 13% increase in production and an 82% increase in realized prices, to $4.92 per Mcfe for the first quarter from $2.71 per Mcfe in the same period of 2000.

        Lease operating expenses increased 22% to $5.1 million for the first quarter of 2001, from $4.2 million for the first quarter of 2000, due to the addition of two new wells in the Deepwater Gulf of Mexico.

        Transportation expenses increased 278% to $3.5 million for the first quarter of 2001 from $0.9 million for the same period of 2000. This increase was primarily caused by the addition of two wells in the Deepwater Gulf of Mexico which are subject to transportation charges.

        Depreciation, depletion, and amortization expense (DD&A) increased 35% to $17.5 million for the first quarter of 2001 from $12.9 million for the first quarter of 2000 as a result of the 13% increase in equivalent volumes produced and an increase in the unit-of-production DD&A rate to $1.73 per Mcfe from $1.45 per Mcfe. The higher rate for the first quarter of 2001 was primarily due to the occurrence of three dry holes since the first quarter of 2000 and the timing of proved reserve bookings on several successful projects. The sale of certain properties during the quarter did not materially impact the rate of DD&A. We expect our DD&A rate to decrease in the second quarter of 2001 as a result of successful exploratory and development drilling.

        General and administrative expenses,which are net of overhead reimbursements received from other working interest owners, increased 18% to $2.0 million for the first quarter of 2001 from $1.7 million for the first quarter of 2000, due to less overhead reimbursements received during the first quarter of 2001 as compared to the same period in 2000.

        Interest expense for the first quarter of 2001 decreased 28% to $2.4 million from $3.4 million in the first quarter of 2000, due to the repayment of the $25 million Senior Credit Facility with proceeds from a capital contribution by the sale of common stock to Mariner Holdings, Inc.

        Net Income was $19.4 million for the first quarter of 2001, as a result of the oil and gas revenue increase, offset in part by increased expenses as discussed above.

Liquidity, Capital Expenditures and Capital Resources

        As of March 31, 2001, we had a working capital deficit of approximately $16.6 million, compared to a working capital deficit of $15.4 million at December 31, 2000. We expect our 2001 capital expenditures, after proceeds from property conveyances and before indirect costs, to be approximately $140 million, which would exceed cash flow from operations. However, we believe there will be adequate cash flow in order for us to fund our remaining planned activities in 2001. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. As such, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling or monetize portions of our proved reserves or undeveloped inventory if additional capital resources are not available to us on terms we consider reasonable.

        Net cash inflow from operating activities was $49.8 million in the first quarter of 2001, an increase of $67.9 million from the same period of 2000. A period to period increase of approximately $23.1 million in operating cash flow before changes in operating assets and liabilities was due primarily to higher production and higher commodity prices. An increase of $44.8 million in net cash provided by changes in working capital was caused by decreased joint interest receivables and the timing of payments made on accounts payable.

        Net cash inflow from investing activities in the first three months of 2001 increased to $5.4 million from a cash outflow of $18.8 million for the same period in 2000 due primarily to proceeds from property conveyances of $39.5 million in the first quarter of 2001.

        Cash used in financing activities was $30.0 million for the first three months of 2001 compared to cash provided of $36.8 million for the same period in 2000. Our primary use of cash for the first three months of 2001 was $30.0 million of payments on our Revolving Credit Facility.

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

	Three-months Ended March 31,

	2001	2000

Decrease in natural gas sales (in thousands)	$(10,630)	$(1,638)
Decrease in oil sales (in thousands)	--	(3,002)
Effect of hedging transactions on average natural gas sales price (per Mcf)	(1.96)	(0.24)
Effect of hedging transactions on average oil sales price (per Bbl)	--	(8.14)

        A table setting forth our open hedging positions as of March 31, 2001 is contained in the "Commitments and Contingencies" footnote to the financial statements in Part I, Item 1. of this report.

        Hedging arrangements for 2001 cover approximately 36% of our anticipated equivalent production for the year. Hedging arrangements for 2002 cover approximately 4% of our anticipated equivalent production for that year.

        Capital expenditures for the first three months of 2001 were a net credit of $5.4 million including $3.1 million of capitalized general, administrative and interest costs and a reduction of $39.5 million for proceeds received from property conveyances. Net capital expenditures included $10.0 million for exploration activities and $18.5 million for development and other activities.

        During the remainder of 2001, we expect to conduct drilling operations on four to seven exploratory wells, all in the Deepwater Gulf, making additions to our 3-D seismic database as well as adding to our deepwater leasehold position. The development budget includes completing the King Kong Deepwater gulf exploitation project, development of the Aconcagua discovery and drilling several development wells in currently producing fields.

        Long-term debt outstanding as of March 31, 2001 was approximately $99.7 million for our senior subordinated notes.

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

        We believe there will be adequate cash flow in order for us to fund our remaining planned activities in 2001. Our capital resources still may not be sufficient to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness. There can be no assurance that anticipated growth will be realized, that our business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable us to service our indebtedness or make necessary capital expenditures. In addition, depending on the levels of our cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), we may need to refinance a portion of the principal amount of our senior subordinated debt at or prior to maturity. However, there can be no assurance that we would be able to obtain financing on acceptable terms to complete a refinancing.

Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Part II. Other Information

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities and Use of Proceeds

     None

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a)   The following exhibits are filed herewith.

             27.1 Financial Data Schedule

     (b)   The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINER ENERGY, INC.
Date: May 14, 2001	/s/ Frank A. Pici

Frank A. Pici Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)