Form 10-Q
period 2001-06-30
MARINER ENERGY INC
filed 2001-08-14
CIK 1022345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

     As of August 3, 2001, there were 1,380 shares of the registrant's common stock outstanding.

Part I, Item 1.

MARINER ENERGY, INC. BALANCE SHEETS (in thousands)
	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 50,047	$ 2,389
Receivables	32,352	33,534
Hedge receivable	7,748	--
Prepaid expenses and other	11,535	5,991

Total current assets	101,682	41,914

PROPERTY AND EQUIPMENT:
Oil and gas properties, at full cost:
Proved	508,038	478,596
Unproved, not subject to amortization	74,845	61,068

Total	582,883	539,664
Other property and equipment	5,293	4,592
Accumulated depreciation, depletion and amortization	(287,926)	(254,396)

Total property and equipment, net	300,250	289,860

OTHER ASSETS, Net of amortization	3,550	3,653
HEDGE RECEIVABLE	4,363	--

TOTAL ASSETS	$409,845	$335,427

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 77,232	$ 37,600
Accrued liabilities	34,835	15,144
Accrued interest	4,423	4,522

Total current liabilities	116,490	57,266

OTHER LIABILITIES	7,666	6,552
LONG-TERM DEBT:
Revolving credit facility	--	30,000
Senior Subordinated Notes	99,747	99,722

Total long-term debt	99,747	129,722

STOCKHOLDER'S EQUITY:
Common stock, $1 par value; 2,000 shared authorized, 1,380 issued and outstanding	1	1
Additional paid-in-capital	227,318	227,318
Other comprehensive income	12,111	--
Accumulated deficit	(53,488)	(85,432)

Total stockholder's equity	185,942	141,887

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$409,845	$335,427

The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC. STATEMENTS OF OPERATIONS (Unaudited, in thousands)
	Three-Months Ended June 30		Six-Months Ended June 30

	2001	2000	2001	2000

REVENUES:
Oil sales	$ 18,200	$ 10,538	$ 37,962	$17,961
Gas sales	23,553	26,705	53,705	43,478

Total revenues	41,753	37,243	91,667	61,439

COSTS AND EXPENSES:
Lease operating expenses	5,281	4,277	10,410	8,470
Transportation	3,916	2,214	7,386	3,131
Depreciation, depletion and amortization	16,697	16,055	34,196	28,982
General and administrative expenses	1,674	1,526	3,705	3,254

Total costs and expenses	27,568	24,072	55,697	43,837

OPERATING INCOME	14,185	13,171	35,970	17,602
INTEREST EXPENSE, NET:	1,644	2,729	4,026	6,106

INCOME BEFORE TAXES	12,541	10,442	31,944	11,496
PROVISION FOR INCOME TAXES	--	--	--	--

NET INCOME	$ 12,541	$ 10,442	$31,944	$11,496

The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC. STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	Six-Months Ended June 30,

	2001	2000

OPERATING ACTIVITIES:
Net Income	$31,944	$11,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	34,664	29,272
Changes in operating assets and liabilities:
Receivables	1,182	(20,728)
Other current assets	(5,543)	(1,962)
Other assets	103	(356)
Accounts payable and accrued liabilities	59,230	5,322

Net cash provided by operating activities	121,580	23,044

INVESTING ACTIVITIES:
Additions to oil and gas properties	(82,721)	(53,866)
Proceeds from property conveyances	39,500	29,002
Additions to other property and equipment	(701)	(100)

Net cash used in investing activities	(43,922)	(24,964)

FINANCING ACTIVITIES:
Proceeds from (payments to) revolving credit facility	(30,000)	(22,600)
Capital contribution from parent	--	55,000
Proceeds from (payments to) senior credit facility	--	(25,000)

Net cash provided by (used in) financing activities	(30,000)	7,400

INCREASE IN CASH AND CASH EQUIV.	47,658	5,480
CASH AND CASH EQUIV. AT BEGINNING OF PERIOD	2,389	123

CASH AND CASH EQUIV. AT END OF PERIOD	$50,047	$5,603

The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC.
Notes to Financial Statements
(unaudited)

1.     BASIS OF PRESENTATION

      The financial statements of Mariner Energy, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three and six-months ended June 30, 2001 and the cash flows for the six-months ended June 30, 2001 are not necessarily indicative of the results for the full year.

2.     OIL AND GAS PROPERTIES

      Under the full cost method of accounting for oil and gas properties, the net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues, discounted at 10%, from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties.

3.     HEDGING PROGRAM

      On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income, a component of Stockholder's Equity, to the extent the hedge is effective.

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

      Gains and losses on hedging instruments when settled are included in natural gas or crude oil production revenues in the period that the related production is delivered.

      The following table sets forth the Company's position as of June 30, 2001:

		Price
Time Period	Notional Quantities	Floor	Ceiling	Fixed	Fair Value (in millions)
Natural Gas (MMMBtu)
July 1 - September 30, 2001
Collar purchased	1,291	3.50	$ 4.92		0.4
Put floor purchased	1,291	3.50			0.4
Fixed price swap purchased	1,100			$ 2.18	(1.1)
Fixed price swap purchased	1,283			4.43	1.6
October 1 - December 31, 2001
Fixed price swap purchased	774			2.18	(1.0)
Fixed price swap purchased	3,218			4.43	2.9
January 1 - December 31, 2002
Fixed price swap purchased	1,831			2.18	(2.4)
Fixed price swap purchased	12,134			4.43	10.3
Crude Oil (MBbl)
July 1 - December 31, 2001
Fixed price swap purchased	497			$27.75	0.8
January 1 - December 31, 2002
Fixed price swap purchased	365			25.48	0.2

Total					$ 12.1

      Subsequent to June 30, 2001 we entered into an additional natural gas fixed price swap for the year 2003 for a notional quantity of 120 MMMBtu at $3.74 per MMBtu. We also entered into a crude oil fixed price swap for the period August 1, 2001 through July 1, 2002 for a notional quantity of 334 MBbl at $25.15 per barrel.

      On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded $32.9 million in Other Comprehensive Income representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives. The Company recorded cash flow hedge derivative liabilities of $32.9 million on that date. There is no tax effect on the cumulative effect.

      During the six-months of 2001, hedging losses of $14.1 million were transferred from Other Comprehensive Income to revenue and the fair value of outstanding hedges was $12.1 million. As of June 30, 2001, the ineffective portion of the cash flow hedges were not material for the quarter.

      As of June 30, 2001, $12.1 million of deferred gains on derivative instruments were recorded in Other Comprehensive Income, of which $7.0 million are expected to be reclassed to earnings during the next twelve-month period.

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

      The fair value of our hedging instruments was determined based on a broker's forward price quote and a NYMEX forward price quote. As of June 30, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in fair value of $10.5 million and a commodity price decrease of 10% would have resulted in a favorable change in fair value of $10.5 million.

4.      COMMITMENTS AND CONTINGENCIES

      Litigation - The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually and in the aggregate, to be material.

5.      OTHER COMPREHENSIVE INCOME

     Other Comprehensive Income includes net income and certain items recorded directly to Stockholder’s Equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Following the adoption of SFAS 133, the Company recorded an Other Comprehensive Income of $12.1 million related to the change in fair value of certain derivative financial instruments that has qualified for cash flow hedge accounting. The following table illustrates the calculation of Other Comprehensive Income for the six-months ended June 30, 2001:

	Six-Months Ended June 30, 2001 (In thousands)
	Comprehensive Income	Accumulated Comprehensive Income

Other comprehensive income - December 31, 2000		$ -
Net income	$31,944

Other comprehensive loss
Cumulative effect of change in accounting principle - January 1, 2001	(32,976)
Reclassification adjustment for settled contracts	14,145
Changes in fair value of outstanding hedging positions	30,942

Other comprehensive loss	12,111	12,111

Comprehensive income	$44,055

Other comprehensive loss		$12,111

     There were no items in Other Comprehensive Income/Loss other than the Company’s hedging activity.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We do not believe the adoption of this statement will have an impact on our financial statements.

Independent Accountants’ Report

Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas

We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of June 30, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2001 and 2000 and the related statements of cash flows for the six-months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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
August 9, 2001

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following review of operations for the three-month and six-month periods ended June 30, 2001 and 2000 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

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

Results of Operations

The following table sets forth certain information regarding results of operations for the periods shown:

	Three-Months Ended June 30		Six-Months Ended June 30

	2001	2000	2001	2000

Total revenue, $MM	$41.8	$37.2	$91.7	$61.4

EBITDA(1), $MM	30.9	29.3	70.2	46.6

Net income (loss), $MM	12.5	10.4	31.9	11.5

Production:
Oil and condensate (Mbbls)	757	459	1,542	828
Natural Gas (Mmcf)	5,499	8,262	10,924	14,983
Natural Gas equivalents (Mmcfe)	10,041	11,016	20,174	19,951

Average realized sales prices:
Oil and condensate ($/Bbl)	$24.04	$22.94	$24.62	$21.68
Natural Gas ($/Mcf)	4.28	3.23	4.92	2.90
Natural Gas equivalents ($/Mcfe)	4.16	3.38	4.54	3.08

Cash Margin(2) per Mcfe:
Revenue (pre-hedge)	$4.51	$4.10	$5.25	$3.71
Hedging impact	(0.35)	(0.72)	(0.71)	(0.63)
Lease operating expenses	(0.53)	(0.38)	(0.52)	(0.42)
Transportation	(0.39)	(0.20)	(0.37)	(0.16)
Gross G&A costs	(0.35)	(0.31)	(0.39)	(0.37)

Cash Margin	$2.89	$2.49	$3.26	$2.13

Capital Expenditures(3), $MM:
Exploration:
Leasehold and G&G costs	$12.6	$(12.9)	$8.5	$(10.2)
Drilling	15.5	1.4	30.8	2.8
Development & other	18.5	15.3	(1.2)	27.3
Capitalized G&A and interest costs	2.7	2.4	5.8	5.1

Total	$ 49.3	$ 6.2	$ 43.9	$ 25.0

  EBITDA equals earnings before interest, income taxes, depreciation, depletion, and amortization. EBITDA should be used as a supplement to, and not as a replacement for, net earnings and cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company’s results of operations and liquidity.

  Cash margin measures the net cash generated by a company’s operations during a given period, without regard to the period such cash is physically received or spent by the company.

  Net of $39.5 million of proceeds from property conveyances for the six-month period ended June 30, 2001. There were no conveyances made during the second quarter 2001.

Results of Operations for the Second Quarter of 2001

        Net production was 10.0 Bcfe for the second quarter of 2001 compared to 11.0 Bcfe for the second quarter of 2000. Our Deepwater Gulf of Mexico production was 8.1 Bcfe in the second quarter of 2001, compared to the 8.0 Bcfe produced in the second quarter of 2000. Anticipated production declines from our producing properties more than offset a production increase from the Black Widow field located in Ewing Banks 966. We anticipate production for 2001 to be approximately 36 Bcfe with production from the Black Widow project offsetting anticipated production decline from other properties. First production from the King Kong / Yosemite project is anticipated in late 2001.

        Hedging activities for the second quarter of 2001 decreased our average realized natural gas sales price received by $0.65 per Mcf and revenues by $3.5 million. Hedging activities for the second quarter 2000 reduced our average realized natural gas and crude oil prices by $0.58 per Mcf and $6.92 per Bbl, resulting in reductions in revenue of $4.8 million and $3.2 million, respectively.

        Oil and gas revenues increased 12% to $41.8 million for the second quarter of 2001 from $37.2 million for the second quarter of 2000. The revenue increase reflected a 23% increase in realized prices, to $4.16 per Mcfe for the second quarter from $3.18 per Mcfe in the same period of 2000, offset in part by a 9% decrease in production.

        Lease operating expenses increased 24% to $5.3 million for the second quarter of 2001, from $4.3 million for the second quarter of 2000, due to the addition of our Black Widow field located in Ewing Bank 966.

        Transportation expenses increased 77% to $3.9 million for the second quarter of 2001, from $2.2 million for the second quarter of 2000, due to the addition of our Black Widow field located in Ewing Bank 966 and a flowline loss contract recorded in the second quarter of 2001.

        Depreciation, depletion, and amortization expense (DD&A) increased 4% to $16.7 million for the second quarter of 2001 from $16.1 million for the second quarter of 2000, as a result of an increase in the unit-of-production depreciation, depletion, and amortization rate to $1.66 per Mcfe from $1.46 per Mcfe. The higher rate does not include the effect of reserves currently not considered proved which are expected to be reclassified in future periods.

        General and administrative expenses, which are net of overhead reimbursements received by us from other working interest owners, increased 10% to $1.7 million for the second quarter of 2001 from $1.5 million for the second quarter of 2000, due primarily to increased personnel-related costs required for us to pursue our Deepwater Gulf exploration and development plan.

        Interest expense for the second quarter of 2001 decreased 31% to $1.9 million from $2.8 million in the second quarter of 2000, due to the repayment of our revolving credit facility with proceeds for our property conveyance.

      Income before income taxes was $12.5 million for the second quarter of 2001 compared to $10.4 million in the second quarter of 2000, as a result of the oil and gas revenue increase, offset in part by increased expenses as discussed above.

Results of Operations for the First Six Months of 2001

        Net production was 20.2 Bcfe for the first six months of 2001 compared to 20.0 Bcfe for the same period of 2000. Production from our Deepwater Gulf of Mexico properties increased to 16.4 Bcfe in the six-month period ending June 30, 2001 from 13.5 Bcfe in the same period of 2000, primarily as a result of production commencing from our Black Widow field located in Ewing Bank 966. This increase was offset in part by anticipated production declines in our other fields. Total production for the full year of 2001 is expected to be approximately 36 Bcfe, with production from the Black Widow project, located in Ewing Bank 966, offsetting anticipated production declines from other properties. First production from the King Kong / Yosemite project is anticipated in late 2001.

        Oil and gas revenues increased 49% to $91.7 million for the first six months of 2001 from $61.4 million for the comparable period of 2000, primarily due to a 47% increase in realized prices to $4.54 per Mcfe in the first six months of 2001 from $3.08 per Mcfe in the same period last year, and the production increase discussed above.

        Hedging activities for the first six months of 2001 decreased our average realized natural gas sales price received by $1.29 per Mcf and revenues by $14.2 million. Hedging activities for the first six months of 2000 reduced our average realized natural gas and crude oil prices by $0.43 per Mcf and $7.46 per Bbl, resulting in reductions in revenue of $6.4 million and $6.2 million, respectively.

        Lease operating expenses increased 24% to $10.4 million for the first six months of 2001, from $8.4 million for the comparable period of 2000, primarily due to the higher offshore production discussed above.

        Transportation expenses increased 136% to $7.4 million for the first six months of 2001, from $3.1 million for the same period of 2000, due to the addition of our Black Widow field located in Ewing Bank 966 and a flowline loss contract recorded in the second quarter of 2001.

        Depreciation, depletion, and amortization expense (DD&A) increased 18% to $34.2 million for the first six months of 2001 from $28.9 million for the comparable period of 2000, as a result of the increase in the unit-of-production depreciation, depletion, and amortization rate to $1.70 per Mcfe from $1.45 per Mcfe, and a slight increases in equivalent volumes produced. The higher rate does not include the effect of reserves currently not considered proved which are expected to be reclassified in future periods.

        General and administrative expenses, which are net of overhead reimbursements received by us from other working interest owners, increased 14% to $3.7 million for the first six months of 2001 from $3.3 million for the comparable period of 2000, due primarily to increased personnel-related costs required for us to pursue our Deepwater Gulf exploration and development plan.

      Interest expense for the first six months of 2001 decreased 29% to $4.4 million from $6.2 million for the comparable period of 2000, primarily due to the repayment of our revolving credit agreement with proceeds from property conveyances.

        Income (loss) before income taxes was an $31.9 million income for the first six months of 2001 compared to $11.5 million for the same period of 2000, primarily as a result of oil and gas revenue increases, partially offset by increased expenses discussed above.

Liquidity, Capital Expenditures and Capital Resources

        As of June 30, 2001, we had a working capital deficit of approximately $14.8 million, compared to a working capital deficit of $15.4 million at December 31, 2000. We expect our 2001 capital expenditures, excluding capitalized general, administrative and interest costs and after proceeds from property conveyances, to be approximately $147 million, which would exceed expected cash flow from operations. We believe there will be adequate cash flow and borrowing capacity to allow us to fund our remaining planned activities in 2001. However, there can be no assurance that our access to capital will be sufficient to meet our needs for capital. As such, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling or monetize portions of our proved reserves or undeveloped inventory if additional capital resources are not available to us on terms we consider reasonable.

        Net cash provided by operating activities was $121.6 million in the first six months of 2001, an increase of $98.5 million from the same period of 2000. A period to period increase of approximately $25.9 million in operating cash flow before changes in operating assets and liabilities was due primarily to higher production and higher commodity prices. An increase of $72.7 million in net cash used for changes in working capital was caused by increased oil and gas receivables and the timing of payments made on accounts payable.

        Cash used in investing activities in the first six months of 2001 increased to $43.9 million from $25.0 million for the same period in 2000 due primarily to higher development expenditures.

        Cash used by financing activities was $30 million for the first six months of 2001 compared to cash provided of $7.4 million for the same period in 2000. In addition to cash from operating activities, our primary source of cash for the first six months of 2001 was $39.5 million in proceeds from property conveyances, offset in part by $30 million of payments on our Revolving Credit Facility.

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

	Six-Months Ended June 30,

	2001	2000

Decrease in natural gas sales (in thousands)	$(14,162)	$(6,393)
Decrease in oil sales (in thousands)	17	(6,178)
Effect of hedging transactions on average natural gas sales price (per Mcf)	(1.29)	(0.43)
Effect of hedging transactions on average oil sales price (per Bbl)	0.01	(7.46)

        A table setting forth our open hedging positions as of June 30, 2001 is contained in footnote 3. “Commitments and Contingencies” in the footnotes to the financial statements in Item 1 of this report.

        Hedging arrangements for 2001, including hedge positions entered into subsequent to June 30, 2001, cover approximately 62% of our anticipated equivalent production for the year. Hedging arrangements for 2002 and 2003 cover approximately 36% and 6% of our anticipated equivalent production for those years, respectively.

        Capital expenditures for the first six months of 2001 were $43.9 million including $5.8 million of capitalized general, administrative and interest costs and a deduction of $39.5 million for proceeds received from property conveyances, which was allocated to development expenditures.

        During the remainder of 2001, we expect to conduct drilling operations on two to four exploratory wells, all in the Deepwater Gulf, and expanding our Deepwater Gulf 3-D seismic data. Total capital expenditures for 2001, net of proceeds from property conveyances and before capital interest, are now expected to be $147 million. Development activities will include completing the King Kong / Yosemite project, continued development of the Aconcagua discovery and drilling several development wells in producing fields.

        Debt outstanding as of June 30, 2001 was approximately $99.8 million of senior subordinated notes. Following the semi-annual borrowing base redetermination, in May 2001, the borrowing base under the Revolving Credit Facility was increased from $70 million to $80 million.

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

      None.

      Item 5. Other Information

      None.

      Item 6. Exhibits and Reports on Form 8-K

     (a) None.

     (b) The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 2001.

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