Form 10-Q
period 2002-03-31
MARINER ENERGY INC
filed 2002-05-16
CIK 1022345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     As of May 10, 2002, there were 1,380 shares of the registrant's common stock outstanding.

Part I, Item 1.

MARINER ENERGY, INC. BALANCE SHEETS (in thousands)
	March 31, 2002	December 31, 2000

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13	$ 11,838
Receivables	29,386	34,122
Prepaid expenses and other	6,760	10,006

Total current assets	36,159	55,966

Property and Equipment:
Oil and gas properties, at full cost:
Proved	614,079	583,207
Unproved, not subject to amortization	31,907	29,341

Total	645,986	612,548
Other property and equipment	5,821	5,750
Accumulated depreciation, depletion and amortization	(330,154)	(316,567)

Total property and equipment, net	321,653	301,731

Other Assets, Net of Amortization	2,934	2,980
Long-Term Related Party Receivable	1,971	3,223

TOTAL ASSETS	$362,717	$363,900

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$22,941	$43,579
Accrued liabilities	28,211	27,543
Accrued interest	2,023	4,469
Revolving credit facility	25,500	--

Total current liabilities	78,675	75,591

Other Liabilities	8,908	8,454
Long-Term Debt:
Senior Subordinated Notes	99,784	99,772

Total long-term debt	99,784	99,772

Stockholder's Equity:
Common stock, $1 par value; 2,000 shares authorized, 1,380 issued and outstanding	1	1
Additional paid-in-capital	227,319	227,318
Other comprehensive income	19,213	25,803
Accumulated deficit	(71,183)	(73,039)

Total stockholder's equity	175,350	180,083

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$362,717	$363,900

The accompanying notes are an integral part of these financial statements

MARINER ENERGY, INC. STATEMENTS OF OPERATIONS (in thousands)
	THREE-MONTHS ENDED MARCH 31,

	2002	2001

REVENUES:
Oil sales	$10,810	$19,762
Gas sales	17,093	30,152

Total revenues	27,903	49,914

COSTS AND EXPENSES:
Lease operating expense	3,937	5,129
Transportation expense	1,874	3,470
General and administrative expense	1,938	2,031
Depreciation, depletion and amortization	14,100	17,499
Unrealized loss on derivative instruments	1,252	--

Total costs and expenses	23,101	28,129

OPERATING INCOME	4,802	21,785
INTEREST:
Income	45	54
Expense	(2,991)	(2,436)

INCOME (LOSS) BEFORE TAXES	1,856	19,403
PROVISION FOR INCOME TAXES	--	--

NET INCOME (LOSS)	$1,856	$19,403

The accompanying notes are an integral part of these financial statements

MARINER ENERGY, INC. STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	THREE-MONTHS ENDED MARCH 31,

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$1,856	$19,403
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	14,048	17,738
Unrealized loss and other non-cash derivative instrument adjustments	(5,338)	--
Changes in operating assets and liabilities:
Receivables	4,283	(28,838)
Other current assets	3,246	(402)
Other assets	500	35
Accounts payable and accrued liabilities	(22,410)	41,885

Net cash provided by (used in) operating activities	(3,815)	49,821

INVESTING ACTIVITIES:
Additions to oil and gas properties	(33,439)	(33,670)
Proceeds from property conveyances	--	39,500
Additions to other property and equipment	(71)	(477)

Net cash used in investing activities	(33,510)	5,353

FINANCING ACTIVITIES:
Repayment of revolving credit facility	25,500	(30,000)

Net cash provided by (used in) financing activities	25,500	(30,000)

INCREASE IN CASH AND CASH EQUIVALENTS	(11,825)	25,174
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,838	2,389

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13	$27,563

The accompanying notes are an integral part of these financial statements

MARINER ENERGY, INC.
Notes to Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

        The condensed financial statements of Mariner Energy, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. The results of operations and cash flows for the three-months ended March 31, 2002 are not necessarily indicative of the results for the full year.

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

        In April 2002, we sold 50% of our working interest in our Falcon discovery and surrounding blocks, located in East Breaks Block 579 in the western Gulf of Mexico, for $48.8 million, as determined under an effective sales date of January 1, 2002. The Company will be reimbursed by the purchaser for all cost incurred subsequent to the effective date. Subsequent to the sale we have a 25% working interest in the discovery and surrounding blocks. The project is currently expected to begin production in the first quarter of 2003. At December 31, 2001, the Falcon project had 66.8 Bcfe assigned as proven oil and gas reserves to our interest.

3.     RELATED-PARTY TRANSACTIONS

        Enron Bankruptcy - On December 2, 2001, Enron Corp. (“Enron”) and one of its affiliates, Enron North America Corp. (“ENA”), filed voluntary petitions for bankruptcy protection. The Company has been informed that of the various affiliates of both Enron and Mariner, only Enron and ENA are included in the bankruptcy. We do not know at this time if any other affiliates of Enron will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership (“JEDI”), which owns approximately 96% of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by several different Enron and ENA affiliates. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and the Company. Additionally, seven of the Company’s directors are officers of Enron or affiliates of Enron. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the members of the Company’s management who are also shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

        Mariner Energy LLC’s only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner. Covenants in Mariner’s Revolving Credit Facility and Senior Subordinated Notes restrict the funds of Mariner that can be distributed to Mariner Energy LLC to repay its term loan or distribute earnings to an ENA affiliate – see below “ENA Affiliate Term Loan”. Mariner Energy LLC is currently attempting to obtain an extension of the ENA Affiliate Term Loan, but there can be no assurance that an extension will be obtained. In the event Mariner Energy LLC is unable to obtain an extension or restructure its obligations, it would either default or be forced to sell its interest in Mariner or cause Mariner to sell a substantial portion of its assets to repay its Revolving Credit Facility, if any amounts are outstanding, and outstanding Senior Subordinated Notes so that it could distribute any remaining cash proceeds to Mariner Energy LLC to be used to repay the ENA Affiliate Term Loan.

        As a result of the Enron and ENA bankruptcies, among other implications, as part of our normal operations we may not be able to obtain credit from banks or trade vendors or enter into hedging arrangements on acceptable terms. To date, our operations have not been materially effected by the bankruptcies however, our ability to enter into certain transactions including purchase or sale arrangements and to conduct significant capital programs may be effected in the future.

        Mariner Energy LLC

        ENA Affiliate Term Loan – In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner Energy, Inc. and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $149 million as of March 31, 2002, is due March 20, 2003. As part of the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

        We have been informed that the Term Loan and warrants were transferred from ENA to an ENA affiliate.

        Mariner Energy, Inc.

        Oil and Gas Production Sales to ENA or Affiliates – During the three years ending December 31, 2001, 2000 and 1999, sales of oil and gas production to ENA or affiliates were $50.2 million, $73.4 million and $16.2 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA. As of March 31, 2002, we had an outstanding receivable for $3.0 million from ENA. This amount was not paid as scheduled and is still outstanding. The Company has estimated 90% of this balance is uncollectible and has recorded an allowance and related expense for $2.7 million.

        Accounting for Price Risk Management Activities – Mariner engages in price risk management activities from time to time. These activities are intended to manage Mariner’s exposure to fluctuations in commodity prices for natural gas and crude oil. The Company primarily utilizes price swaps and costless collars as a means to manage such risk. All of the Company’s hedging contracts were with ENA. As a result of ENA’s bankruptcy, the contracts are currently in default. The November 2001 through March 31, 2002 settlements for oil and gas have not been collected, and there is significant uncertainty these settlements or any future settlements will be collected. As a result of the default, the Company has recorded an allowance representing 90% of the recorded hedge settlements receivable of $11.0 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138, we have de designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in earnings of the Company. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income (“AOCI”), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. For the three months ending March 31, 2002 approximately $6.6 million has reversed out to earnings. As of March 31, 2002, $19.2 million remained in AOCI to be reversed out during the contract periods covering April 1, 2002 through December 31, 2003. Due to the uncertainty of future settlements, the overall effect of the ENA bankruptcy has been to eliminate our commodity price hedge protection. Currently we are negotiating with third parties to enter into price risk management activities.

        The following table sets forth the results of hedging transactions during the periods indicated:

	THREE-MONTHS ENDED MARCH 31,

	2002	2001

Natural gas quantity hedged (Mmbtu)	3,737	4,415
Increase (decrease) in natural gas sales (thousands)	$5,569	$(10,630)
Crude oil quantity hedged (MBbls)	180	--
Increase (decrease) in crude oil sales (thousands)	$1,021	--

        The following table sets forth our open positions as of March 31, 2002.

TIME PERIOD	NOTIONAL QUANTITIES	FIXED PRICE	FAIR VALUE (in millions)
NATURAL GAS (MMBTU)
April 1 - October 31, 2002
Fixed price swap purchased	1,244	$2.18	$(1.5)
April 1 - December 31, 2002
Fixed price swap purchased	8,984	4.43	8.8
Fixed price swap purchased	4,125	3.03	(1.7)
January 1 - December 31, 2003
Fixed price swap purchased	3,650	3.74	0.2
CRUDE OIL (MBBL)
April 1 - June 30, 2002
Fixed price swap purchased	91	25.15	(0.1)
April 1 - December 31, 2002
Fixed price swap purchased	275	25.48	(0.1)
Sub-Total			$5.6(1)

Allowance for impairment			$(5.0)

Total			$0.6

  Subsequent to the date of default by Enron and ENA, and as of March 31, 2002, the contracts decreased in gross market value by $13.1 million, which is reflected in the unrealized loss on derivative instruments at the net valuation of 10% or $1.3 million, after consideration for allowance.

        Supplemental Affiliate Data - provided below is a supplemental balance sheet and income statement for affiliate entities:

	YEAR ENDED DECEMBER 31,
	2001		2000
BALANCE SHEET DATA		AMOUNTS (in millions)		AMOUNTS (in millions)
RELATED PARTY RECEIVABLE:
Derivative Asset	$0.6
Settled Hedge Receivable	1.0
Oil and Gas Receivable	0.3	$1.9	$6.9	$6.9
ACCURED LIABILITIES:
Transportation Contract	$0.7		--
Service Agreement	$0.4	$1.1	--	--
STOCKHOLDERS' EQUITY:
Common Stock	$0.001		$0.001
Additional Paid-in Capital	$227.3	$227.3	$227.3	$227.3
INCOME STATEMENT DATA
Oil and Gas Sales	$50.2		$73.4
General and Administrative Expenses	0.2		--
Transportation Expenses	4.2		3.7
Impairment of Enron Related Receivables	29.5		--

4.      LIQUIDITY

        As of March 31, 2002, we had a working capital deficit of approximately $42.5 million, compared to a working capital deficit of $19.6 million at March 31, 2001. The increase in the working capital deficit was primarily a result of the existence of $25.5 million in borrowings under the Company’s Revolving Credit Facility with a bank. These borrowings were used to fund the Company’s King Kong / Yosemite project capital expenditures. We expect our 2002 capital expenditures, excluding capitalized general and administrative expenses, interest costs and proceeds from property conveyances (see “Note 2. Oil & Gas Properties”), to be approximately $101.9 million, which would exceed cash flow from operations. However, we believe that increased commodity prices and proceeds from property conveyances will result in sufficient cash flow to permit us to fund our remaining planned activities in 2002. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. As such, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.

        The Company’s Revolving Credit Facility matures in October 2002. We expect to begin renegotiation of our agreement with existing banks that provide the facility during the first half of 2002. All outstanding balances at March 31, 2002 related to the Revolving Credit Facility were repaid with the proceeds from the April 2002 property conveyance previously mentioned. We plan to minimize the use of the facility until such time as this agreement can be renegotiated or replaced with a similar agreement. There is no assurance that this agreement can be renegotiated or replaced. In addition our parent, Mariner Energy LLC, is currently obligated under a three-year unsecured term loan with an ENA affiliate, which matures in March 2003. Mariner Energy LLC currently plans to seek an extension on this agreement. In the event Mariner Energy LLC is unable to obtain an extension an extension or restructure its obligations, Mariner Energy LLC would either default or be forced to sell its interest in the Company, or cause the Company to sell a substantial portion of its assets to repay its Revolving Credit Facility and outstanding Senior Subordinated Notes so that it could distribute cash to Mariner Energy LLC to be used to repay the term loan. In the event of either a change of control of the Company or a sale of a substantial portion of the Company’s assets, both the balances outstanding under the Senior Subordinated Notes and Revolving Credit Facility would have to be repaid prior to payment of the term loan. There can be no assurance that an extension will be obtained.

5.      COMMITMENTS AND CONTINGENCIES

        Litigation – The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

6.      OTHER COMPREHENSIVE INCOME

        Other Comprehensive Income includes net income and certain items recorded directly to Stockholder’s Equity and classified as Other Comprehensive Income. The following table illustrates the calculation of Other Comprehensive Income:

	Three-Months Ended March 31, 2002 (In thousands)

	Comprehensive Income	Other Comprehensive Income

Other comprehensive income - December 31, 2001		$25,803
Net income	$1,856
Other comprehensive loss
Reclassification adjustment for price risk management settled contracts	(6,590)

Other comprehensive income	(6,590)	(6,590)

Comprehensive income	$(4,734)

Other comprehensive income		$19,213

        There were no items in Other Comprehensive Income other than the Company's hedging activity.

Independent Accountants’ Report

Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas

We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of March 31, 2002 and the related statements of operations and cash flows for the three-months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United Sates of America, the balance sheet as of December 31, 2001, and the related statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2001 (not presented herein), and in our report dated April 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

As described in Note 3, the Company has various related-party transactions and certain control relationships with Enron Corp.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Houston, Texas
May 14, 2002

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of operations for the three-month periods ended March 31, 2002 and 2001 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 16, 2002.

Information Regarding Forward Looking Statements

        All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from the Company’s expectations. Factors that could influence these results include, but are not limited to, oil and gas price volatility, results of future drilling, availability of drilling rigs, future production and costs, capital resources, liquidity and other factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 16, 2002.

Results of Operations

The following table sets forth certain information regarding results of operations for the periods shown:

	THREE-MONTHS ENDED MARCH 31,

	2002	2001

Total Revenue, $MM	$27.9	$49.9
EBITDA (1), $MM	18.9	39.3
Net Income (Loss), $MM	1.9	19.4
Production:
Oil and condensate (Mbbls)	531	785
Natural gas (Mmcf)	4,635	5,425
Natural gas equivalents (Mmcfe)	7,821	10,135
Average Realized Sales Prices:
Oil and condensate ($/Bbl)	$20.35	$25.17
Natural gas ($/Mcf)	3.68	5.56
Natural gas equivalents ($/Mcfe)	3.56	4.92
Cash Margin (2) Per Mcfe:
Revenue (pre-hedge)	$2.72	$5.97
Hedging impact	0.84	(1.05)
Lease operating expenses	(0.50)	(0.51)
Transportation	(0.24)	(0.34)
Gross G&A costs	(0.48)	(0.42)

Cash margin	$2.34	$3.65

Capital Expenditures (3) , $MM:
Exploration:
Leasehold and G&G costs	$6.8	$0.3
Drilling	1.5	14.1
Development & other	23.4	16.6
Capitalized G&A and interest costs	1.8	3.1
Less property conveyances	--	(39.5)

TOTAL	$33.5	$(5.4)

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
  Net of $39.5 million of proceeds from property conveyances for the three-month period ended March 31, 2001.

Results of Operations for the First Quarter of 2002

        Net production was 7.8 billion cubic feet of natural gas equivalent (Bcfe) as compared to 10.1 Bcfe in the same period of 2001. The reduction of production was due to the early loss of production on our Dulcimer and Apia projects located in Garden Banks 367 and 73, respectively.

        Hedging activities for the first quarter of 2002 increased our average realized natural gas sales price $1.20 per Mcf and revenues by $5.6 million and realized oil prices by $1.92 per Bbl and revenues by $1.0 million during the first quarter of 2002. Hedging activities for the first quarter 2001 reduced our average realized natural gas and crude oil prices by $1.96 per Mcf, resulting in reductions in revenue of $10.6 million. There were no oil hedges in place during the first quarter of 2001.

        Oil and gas revenues decreased to $27.9 million for the first quarter of 2002 from $49.9 million for the first quarter of 2001 due to the decrease in production mentioned above and a decrease in realized prices to $3.56 per Mcfe for the first quarter from $4.92 per Mcfe in the same period of 2001.

        Lease operating expenses decreased to $3.9 million for the first quarter of 2002 from $5.1 million for the first quarter of 2001 due to the reduction of two wells mentioned above.

        Transportation expenses decreased to $1.8 million for the first quarter of 2002 from $3.5 million for the same period of 2001. This decrease was primarily attributable to the reduced production mentioned above.

        Depreciation, depletion, and amortization expense (DD&A) decreased to $14.1 million for the first quarter of 2002 from $17.5 million for the first quarter of 2001 as a result of the decrease in equivalent volumes produced offset in part by an increase in the unit-of-production DD&A rate to $1.81 per Mcfe from $1.73 per Mcfe.

        General and administrative expenses,which are net of overhead reimbursements received from other working interest owners were flat at $2.0 million for both the first quarter of 2002 and 2001.

        Interest expense for the first quarter of 2002 increased to $2.9 million from $2.4 million in the first quarter of 2001 due to the existence of $25.5 million in borrowings under our Revolving Credit Facility.

        Net Income decreased to $1.9 million for the first quarter of 2002 from $19.4 million for the comparable period last year, as a result of the aforementioned factors.

        Liquidity, Capital Expenditures and Capital Resources

        As of March 31, 2002, we had a working capital deficit of approximately $42.5 million, compared to a working capital deficit of $19.6 million at March 31, 2001. The increase in the working capital deficit was primarily a result of the existence of $25.5 million in borrowings under the Company’s Revolving Credit Facility with a bank. These borrowings were used to fund the Company’s King Kong / Yosemite project capital expenditures. We expect our 2002 capital expenditures, excluding capitalized general and administrative expenses, interest costs and proceeds from property conveyances (see “Note 2. Oil & Gas Properties”), to be approximately $101.9 million, which would exceed cash flow from operations. However, we believe that increased commodity prices and proceeds from property conveyances will result in sufficient cash flow to permit us to fund our remaining planned activities in 2002. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. As such, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.         The Company’s Revolving Credit Facility matures in October 2002. We expect to begin renegotiation of our agreement with existing banks that provide the facility during the first half of 2002. All outstanding balances at March 31, 2002 related to the Revolving Credit Facility were repaid with the proceeds from the April 2002 property conveyance previously mentioned. We plan to minimize the use of the facility until such time as this agreement can be renegotiated or replaced with a similar agreement. There is no assurance that this agreement can be renegotiated or replaced. In addition our parent, Mariner Energy LLC, is currently obligated under a three-year unsecured term loan with an ENA affiliate, which matures in March 2003. Mariner Energy LLC currently plans to seek an extension on this agreement. In the event Mariner Energy LLC is unable to obtain an extension an extension or restructure its obligations, Mariner Energy LLC would either default or be forced to sell its interest in the Company, or cause the Company to sell a substantial portion of its assets to repay its Revolving Credit Facility and outstanding Senior Subordinated Notes so that it could distribute cash to Mariner Energy LLC to be used to repay the term loan. In the event of either a change of control of the Company or a sale of a substantial portion of the Company’s assets, both the balances outstanding under the Senior Subordinated Notes and Revolving Credit Facility would have to be repaid prior to payment of the term loan. There can be no assurance that an extension will be obtained.

        Net cash outflow from operating activities was $2.1 million in the first quarter of 2002, a decrease of $53.6 million from the same period of 2001. A period to period decrease of approximately $26.6 million in operating cash flow before changes in operating assets and liabilities was due primarily to lower production and higher commodity prices. An increase of $25.3 million in net cash provided by changes in working capital was caused by reductions in joint interest receivables and the timing of payments made on accounts payable.

        Net cash outflow from investing activities in the first three months of 2002 increased to $33.5 million from a cash inflow of $5.4 million for the same period in 2001 due primarily to proceeds from property conveyances of $39.5 million in the first quarter of 2001.

        Cash inflow in financing activities was $25.5 million for the first three months of 2002 compared to cash used of $30.0 million for the same period in 2001.

        Capital expenditures for the first three months of 2002 were $33.4 million including $1.8 million of capitalized general, administrative and interest costs. Net capital expenditures included $8.3 million for exploration activities and $25.2 million for development and other activities.

        During the remainder of 2002, we expect to conduct drilling operations on four to seven exploratory wells, making additions to our seismic and leasehold positions. The development budget includes funds for completing the Falcon Deepwater project.

        Long-term debt outstanding as of March 31, 2002 was approximately $99.7 million for our senior subordinated notes.

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

        We believe there will be adequate cash flow in order for us to fund our remaining planned activities in 2002. Our capital resources still may not be sufficient to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness. There can be no assurance that anticipated growth will be realized, that our business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable us to service our indebtedness or make necessary capital expenditures. In addition, depending on the levels of our cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), we may need to refinance a portion of the principal amount of our senior subordinated debt at or prior to maturity. However, there can be no assurance that we would be able to obtain financing on acceptable terms to complete a refinancing.

        Enron Bankruptcy - On December 2, 2001, Enron Corp. (“Enron”) and one of its affiliates, Enron North America Corp. (“ENA”), filed voluntary petitions for bankruptcy protection. The Company has been informed that of the various affiliates of both Enron and Mariner, only Enron and ENA are included in the bankruptcy. We do not know at this time if any other affiliates of Enron will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership (“JEDI”), which owns approximately 96% of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by several different Enron and ENA affiliates. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and the Company. Additionally, seven of the Company’s directors are officers of Enron or affiliates of Enron. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the members of the Company’s management who are also shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

        Mariner Energy LLC’s only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner. Covenants in Mariner’s Revolving Credit Facility and Senior Subordinated Notes restrict the funds of Mariner that can be distributed to Mariner Energy LLC to repay its term loan or distribute earnings to an ENA affiliate – see below “ENA Affiliate Term Loan”. Mariner Energy LLC is currently attempting to obtain an extension of the ENA Affiliate Term Loan, but there can be no assurance that an extension will be obtained. In the event Mariner Energy LLC is unable to obtain an extension or restructure its obligations, it would either default or be forced to sell its interest in Mariner or cause Mariner to sell a substantial portion of its assets to repay its Revolving Credit Facility, if any amounts are outstanding, and outstanding Senior Subordinated Notes so that it could distribute any remaining cash proceeds to Mariner Energy LLC to be used to repay the ENA Affiliate Term Loan.

        As a result of the Enron and ENA bankruptcies, among other implications, as part of our normal operations we may not be able to obtain credit from banks or trade vendors or enter into hedging arrangements on acceptable terms. To date, our operations have not been materially effected by the bankruptcies however, our ability to enter into certain transactions including purchase or sale arrangements and to conduct significant capital programs may be effected in the future.

        Mariner Energy LLC

        ENA Affiliate Term Loan – In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner Energy, Inc. and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $149 million as of March 31, 2002, is due March 20, 2003. As part of the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

        We have been informed that the Term Loan was transferred from ENA to an ENA affiliate.

        Mariner Energy, Inc.

        Oil and Gas Production Sales to ENA or Affiliates – During the three years ending December 31, 2001, 2000 and 1999, sales of oil and gas production to ENA or affiliates were $50.2 million, $73.4 million and $16.2 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA. As of March 31, 2002, we had an outstanding receivable for $3.0 million from ENA. This amount was not paid as scheduled and is still outstanding. The Company has estimated 90% of this balance is uncollectible and has recorded an allowance and related expense for $2.7 million.

        Accounting for Price Risk Management Activities – Mariner engages in price risk management activities from time to time. These activities are intended to manage Mariner’s exposure to fluctuations in commodity prices for natural gas and crude oil. The Company primarily utilizes price swaps and costless collars as a means to manage such risk. All of the Company’s hedging contracts were with ENA. As a result of ENA’s bankruptcy, the contracts are currently in default. The November 2001 through March 31, 2002 settlements for oil and gas have not been collected, and there is significant uncertainty that the amount owed to the Company for these settlements or any future settlements will be collected. As a result of the default, the Company has recorded an allowance representing 90% of the recorded hedge settlements receivable of $11.0 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138, we have de designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in earnings of the Company. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income (“AOCI”), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. As of March 31, 2002, $19.2 million remained in AOCI to be reversed out during the contract periods covering April 1, 2002 through December 31, 2003. Due to the uncertainty of future settlements, the overall effect of the ENA bankruptcy has been to eliminate our commodity price hedge protection. Currently we are negotiating with third parties to enter into price risk management activities.

        The following table sets forth the results of hedging transactions during the periods indicated:

	THREE-MONTHS ENDED MARCH 31,

	2002	2001

Natural gas quantity hedged (Mmbtu)	3,737	4,415
Increase (decrease) in natural gas sales (thousands)	$5,569	$(10,630)
Crude oil quantity hedged (MBbls)	180	--
Increase (decrease) in crude oil sales (thousands)	$1,021	--

        The following table sets forth our open positions as of March 31, 2002.

TIME PERIOD	NOTIONAL QUANTITIES	FIXED PRICE	FAIR VALUE (in millions)
NATURAL GAS (MMBTU)
April 1 - October 31, 2002
Fixed price swap purchased	1,244	$2.18	$(1.5)
April 1 - December 31, 2002
Fixed price swap purchased	8,984	4.43	8.8
Fixed price swap purchased	4,125	3.03	(1.7)
January 1 - December 31, 2003
Fixed price swap purchased	3,650	3.74	0.2
CRUDE OIL (MBBL)
April 1 - June 30, 2002
Fixed price swap purchased	91	25.15	(0.1)
April 1 - December 31, 2002
Fixed price swap purchased	275	25.48	(0.1)

Sub-Total			$5.6(1)

Allowance for impairment			$(5.0)

Total			$0.6

  Subsequent to the date of default by Enron and ENA, and as of March 31, 2002, the contracts decreased in gross market value by $13.1 million, which is reflected in the unrealized loss on derivative instruments at the net valuation of 10% or $1.3 million, after consideration for allowance.

        Supplemental Affiliate Data - provided below is a supplemental balance sheet and income statement for affiliate entities:

	YEAR ENDED DECEMBER 31,
	2001		2000
BALANCE SHEET DATA		AMOUNTS (in millions)		AMOUNTS (in millions)
RELATED PARTY RECEIVABLE:
Derivative Asset	$0.6
Settled Hedge Receivable	1.0
Oil and Gas Receivable	0.3	$1.9	$6.9	$6.9
ACCURED LIABILITIES:
Transportation Contract	$0.7		--
Service Agreement	$0.4	$1.1	--	--
STOCKHOLDERS' EQUITY:
Common Stock	$0.001		$0.001
Additional Paid-in Capital	$227.3	$227.3	$227.3	$227.3
INCOME STATEMENT DATA
Oil and Gas Sales	$50.2		$73.4
General and Administrative Expenses	0.2		--
Transportation Expenses	4.2		3.7
Impairment of Enron Related Receivables	29.5		--

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

          (b) The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINER ENERGY, INC.
Date: May 14, 2001	/s/ Michael A. Wichterich

Michael A. Wichterich Vice President of Finance and Administration (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)