Form 10-Q
period 2002-06-30
MARINER ENERGY INC
filed 2002-08-19
CIK 1022345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     As of August 2, 2002, there were 1,380 shares of the registrant's common stock outstanding.

Part I, Item 1.

MARINER ENERGY, INC. BALANCE SHEETS (in thousands)
	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$29,320	$ 11,838
Receivables	28,995	34,122
Prepaid expenses and other	6,220	10,006

Total current assets	64,535	55,966

Property and Equipment:
Oil and gas properties, at full cost:
Proved	568,181	583,207
Unproved, not subject to amortization	47,284	29,341

Total	615,465	612,548
Other property and equipment	6,067	5,750
Accumulated depreciation, depletion and amortization	(346,697)	(316,567)

Total property and equipment, net	274,835	301,731

Other Assets, Net of Amortization	2,828	2,980
Long-Term Related Party Receivable	1,070	3,223

TOTAL ASSETS	$343,268	$363,900

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$25,377	$43,579
Accrued liabilities	24,906	27,543
Accrued interest	4,466	4,469

Total current liabilities	54,749	75,591

Other Liabilities	9,792	8,454
Long-Term Debt:
Senior Subordinated Notes, due 2006, 10.5% interest	99,796	99,772

Total long-term debt	99,796	99,772

Commitments and Contingencies - Notes 3, 5 and 6
Stockholder's Equity:
Common stock, $1 par value; 2,000 shared authorized, 1,380 issued and outstanding	1	1
Additional paid-in-capital	227,318	227,318
Other comprehensive income	12,707	25,803
Accumulated deficit	(61,095)	(73,039)

Total stockholder's equity	178,931	180,083

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$343,268	$363,900

The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC. STATEMENTS OF OPERATIONS (Unaudited, in thousands)
	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,

	2002	2001	2002	2001

Revenues:
Oil sales	$11,902	$18,200	$22,712	$37,962
Gas sales	29,856	23,553	46,949	53,705

Total revenues	41,758	41,753	69,661	91,667

Costs and Expenses:
Lease operating expenses	6,214	5,281	10,151	10,410
Transportation	2,560	3,916	4,434	7,386
General and administrative expenses	2,177	1,674	4,115	3,705
Depreciation, depletion and amortization	17,375	16,697	31,475	34,196
Unrealized loss on derivative instruments	182	--	2,153	--

Total costs and expenses	28,508	27,568	52,328	55,697

Operating Income	13,250	14,185	17,333	35,970
Interest:
Expense, net	(2,443)	(1,644)	(5,389)	(4,026)

Income Before Taxes	10,807	12,541	11,944	31,944
Provision for Income Taxes	--	--	--	--

NET INCOME	$10,807	$12,541	$11,944	$31,944

The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC. STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	SIX-MONTHS ENDED JUNE 30,

	2002	2001

Operating Activities:
Net Income	$11,944	$31,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	31,372	34,664
Unrealized loss and other non-cash derivative instrument adjustments	(10,608)
Changes in operating assets and liabilities:
Receivables	5,127	1,182
Other current assets	3,786	(5,543)
Other assets	152	103
Accounts payable and accrued liabilities	(21,057)	59,230

Net cash provided by operating activities	20,716	121,580

Investing Activities:
Additions to oil and gas properties	(56,517)	(82,721)
Proceeds from property conveyances	53,600	39,500
Additions to other property and equipment	(317)	(701)

Net cash used in investing activities	(3,234)	(43,922)

Financing Activities:
Repayment of proceeds from revolving credit facility	--	(30,000)

Net cash provided by (used in) financing activities	--	(30,000)

Increase in Cash and Cash Equivalents	17,482	47,658
Cash and Cash Equiv. at Beginning of Period	11,838	2,389

Cash and Cash Equiv. at End of Period	$29,320	$50,047

SUPPLEMENTAL INFORMATION
Cash interest paid	$5,590	$5,984
The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC.
Notes to Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

        The condensed financial statements of Mariner Energy, Inc. (the “Company” or “Mariner”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. The results of operations and cash flows for the six-months ended June 30, 2002 are not necessarily indicative of the results for the full year.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 3, 5 and 6, the Company is owned and controlled by an entity that is bankrupt which may impact our future operations.

2. OIL AND GAS PROPERTIES

        Under the full cost method of accounting for oil and gas properties, the net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues, discounted at 10%, from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties.

        In April 2002, we sold 50% of our working interest in our Falcon discovery and surrounding blocks, located in East Breaks Block 579 in the western Gulf of Mexico, for $48.8 million, plus reimbursement for capital spent between the effective date and the date of closing of $4.8 million as determined under an effective sales date of January 1, 2002. Subsequent to the sale we have a 25% working interest in the discovery and surrounding blocks within the Area of Mutual Interest. The project is currently expected to begin production in the second quarter of 2003. At December 31, 2001, the Falcon project had 66.8 Bcfe assigned as proven oil and gas reserves to our 50% interest.

3. RELATED-PARTY TRANSACTIONS

        Enron Bankruptcy - On December 2, 2001, Enron Corp. (“Enron”) and certain of its affiliates, including Enron North America Corp. (“ENA”), filed voluntary petitions for bankruptcy protection. The Company has been informed that of the various affiliates of both Enron and Mariner, only Enron and ENA are included in the bankruptcy. We do not know at this time if any other affiliates of Enron will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership (“JEDI”), which owns approximately 96% of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by several different Enron and ENA affiliates. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and the Company. Additionally, seven of the Company’s directors are officers of Enron or affiliates of Enron. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the minority shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

        Mariner Energy LLC’s only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner. Covenants in Mariner’s Revolving Credit Facility and Senior Subordinated Notes restrict the funds of Mariner that can be distributed to Mariner Energy LLC to repay its term loan or distribute earnings to an ENA affiliate – see below “ENA Affiliate Term Loan”. Mariner Energy LLC is currently negotiating the terms of an extension of the ENA Affiliate Term Loan to March 20, 2004. Based on discussions with representatives of the ENA affiliate, management expects to obtain the extension by August 30, 2002. In the event Mariner Energy LLC is unable to obtain an extension or restructure its obligations, it would either default or be forced to sell its interest in Mariner or cause Mariner to sell a substantial portion of its assets to repay its Revolving Credit Facility, if any amounts are outstanding, and outstanding Senior Subordinated Notes so that it could distribute any remaining cash proceeds to Mariner Energy LLC to be used to repay the ENA Affiliate Term Loan.

        As a result of the Enron and ENA bankruptcies, among other implications, we may not be able to obtain credit from banks or trade vendors or enter into hedging arrangements on acceptable terms. To date, our operations have not been materially affected by the bankruptcies; however, our ability to enter into certain transactions including purchase or sale arrangements and to conduct significant capital programs may be affected in the future (see Note 5 regarding possible actions by Enron or ENA).

        Mariner Energy LLC

        ENA Affiliate Term Loan – In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner Energy, Inc. and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $151.3 million as of June 30, 2002, is due March 20, 2003.Mariner Energy LLC is currently negotiating the terms of an extension of the ENA Affiliate Term Loan to March 20, 2004. Based on discussions with representatives of the ENA affiliate, management expects to obtain the extension by August 30, 2002. As part of the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

        We have been informed that the Term Loan and warrants were transferred from ENA to an ENA affiliate.

        Mariner Energy, Inc.

        Oil and Gas Production Sales to ENA or Affiliates – During the three years ending December 31, 2001, 2000 and 1999, sales of oil and gas production to ENA or affiliates were $50.2 million, $73.4 million and $16.2 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA. As of June 30, 2002, we had an outstanding receivable for $3.0 million from ENA. This amount was not paid as scheduled and is still outstanding. The Company has estimated 90% of this balance is uncollectible and has recorded an allowance and related expense for $2.7 million.

        Accounting for Price Risk Management Activities – Mariner engages in price risk management activities from time to time. These activities are intended to manage Mariner’s exposure to fluctuations in commodity prices for natural gas and crude oil. The Company primarily utilizes price swaps and costless collars as a means to manage such risk. Historically, all of the Company’s hedging contracts were with ENA. As a result of ENA’s bankruptcy, the contracts are currently in default. The November 2001 through April 30, 2002 settlements for oil and gas have not been collected. In addition, on May 14, 2002 the Company elected under its Master Service Agreement with ENA to terminate all open contracts. The effect of this termination is to fix the nominal value on all remaining contracts on May 14, 2002. Subsequent to this termination, the value of all oil and natural gas unpaid hedge contracts was $7.7 million. The Company has estimated 90% of this balance is uncollectible and has recorded an allowance and related expenses of $7.0 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138, we have de-designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in earnings of the Company. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income (“AOCI”), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. For the six-months ending June 30, 2002 approximately $12.9 million has reversed out to earnings. As of June 30, 2002, $12.9 million remained in AOCI to be reversed out during the contract periods covering July 1, 2002 through December 31, 2003 (see Note 8).

        The following table sets forth the results of hedging transactions during the periods indicated that were made with ENA:

	SIX-MONTHS ENDED JUNE 30,

	2002	2001

Natural gas quantity hedged (Mmbtu)	8,557	8,775
Increase (decrease) in natural gas sales (thousands)	$10,960	$(14,162)
Crude oil quantity hedged (MBbls)	362	102
Increase (decrease) in crude oil sales (thousands)	$1,969	$17

        Supplemental Affiliate Data – provided below is a supplemental balance sheet and income statement for affiliate entities:

	JUNE 30, 2002		DECEMBER 31, 2001
BALANCE SHEET DATA		AMOUNTS (In Millions)		AMOUNTS (In Millions)
RELATED PARTY RECEIVABLE:
Derivative Asset	$0.7		2.5
Settled Hedge Receivable	0.3	1.0	0.4	--
Oil and Gas Receivable			0.3	3.2
ACCRUED LIABILITIES:
Transportation Contract	0.7		0.9
Service Agreement	0.5		0.3	1.2
STOCKHOLDER'S EQUITY:
Common Stock	$.001		$.001
Additional Paid in Capital	$227.3	$227.3	$227.3	$227.3
	SIX-MONTHS ENDED JUNE 30,
INCOME STATEMENT DATA
Oil and Gas Sales		19.7		40.9
General and Administrative Expenses		0.1		--
Transportation Expenses		1.2		2.6
Unrealized loss and other non-cash derivative instrument adjustments		0.2		--

4. CURRENT HEDGING ACTIVITY

        On June 28, 2002 the Company commenced price risk activities with a third party. These activities are intended to manage the company’s exposure to fluctuations in commodity prices for natural gas and crude. The Company on June 28, 2002 entered into the following fixed price swap.

TIME PERIOD	NOTIONAL QUANTITIES	FIXED PRICE	JUNE 30, 2002 FAIR VALUE
			(MILLIONS)
Crude Oil (MBbl)
July 1, 2002 - December 31, 2003 Fixed Price Swap	823	$24.64	(0.2)

        Subsequent to June 30, 2002 the Company also entered into these additional fixed price swaps.

TIME PERIOD	NOTIONAL QUANTITIES	FIXED PRICE
Natural Gas (MMbtu)
January 1, 2003 - December 31, 2003 Fixed Price Swap	7,300	$3.54
Fixed Price Swap	7,300	$3.60
Crude Oil (MBbl)
August 1, 2002 - December 31, 2002 Fixed Price Swap	259	$25.39

        Subsequent to these swaps the Company will have approximately 8% of the remainder of 2002 production subject to hedges and 33% of 2003 production subject to hedges. Mark to market value changes approximately $5.3 million for every 10% overall change in commodity prices.

        The Company has reviewed the financial strength of its counterparts and believes credit risk to be minimal. The Company as of June 30, 2002 posted a $5 million letter of credit to the third party for collateral. Subsequent to June 30, 2002 the Company also deposited $4.0 million in a variable margin account with the third party for additional collateral.

5. LIQUIDITY

        As of June 30, 2002, we had a working capital of approximately $9.8 million, compared to a working capital deficit of $19.6 million at December 31, 2001. The improvement in the working capital was primarily a result of the sale of 50% of the Company’s working interest in its Falcon Project for approximately $53.6 million including reimbursements with a portion of the proceeds being used to repay the Revolving Credit Facility. We expect our 2002 capital expenditures, excluding capitalized general and administrative expenses, interest costs and proceeds from property conveyances (see “Note 2. Oil & Gas Properties”), to be approximately $101.9 million, which would exceed cash flow from operations. However, we believe that increased commodity prices and proceeds from property conveyances will result in sufficient cash flow to permit us to fund our remaining planned activities in 2002. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. Accordingly, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.

        The Company’s Revolving Credit Facility matures in October 2002. We have begun discussions with the existing banks that provide the facility to obtain an extension. As of June 30, 2002 there were no amounts outstanding under the Revolving Credit Facility. We plan to minimize the use of the facility until such time as this agreement can be extended or replaced with a similar agreement. There is no assurance that this agreement can be extended or replaced. In addition our parent, Mariner Energy LLC, is currently obligated under a three-year unsecured term loan with an ENA affiliate. Mariner Energy LLC is currently negotiating the terms of an extension of the ENA Affiliate Term Loan to March 20, 2004. Based on discussions with representatives of the ENA affiliate, management expects to obtain the extension by August 30, 2002. In the event Mariner Energy LLC is unable to refinance or restructure its obligations, Mariner Energy LLC would either default or be forced to sell its interest in the Company, or cause the Company to sell a substantial portion of its assets to repay its Revolving Credit Facility and outstanding Senior Subordinated Notes so that it could distribute cash to Mariner Energy LLC to be used to repay the term loan. In the event of either a change of control of the Company or a sale of a substantial portion of the Company’s assets, both the balances outstanding under the Senior Subordinated Notes and Revolving Credit Facility would have to be repaid prior to payment of the term loan. There can be no assurance that an extension will be obtained.

6. SALE OF ENRON INTEREST IN MARINER

        On May 3, 2002, Enron presented to its Creditors Committee a proposal under which certain of Enron’s core energy assets, including JEDI’s ownership of Mariner LLC, would be separated from Enron’s bankruptcy estate and operated as a new integrated power and pipeline company. Prior to any transfer of assets to such new company, Enron has indicated that it would conduct a Section 363 auction under the bankruptcy code in which third party bidders may offer to purchase such energy assets, including JEDI’s ownerhip of Mariner. There can be no assurance that Mariner would ultimately be included in a new company or separately sold to a bidder in a Section 363 auction or otherwise.

7. COMMITMENTS AND CONTINGENCIES

        Litigation – The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

8. OTHER COMPREHENSIVE INCOME

        Other Comprehensive Income includes net income and certain items recorded directly to Stockholder’s Equity and classified as Other Comprehensive Income. The following table illustrates the calculation of Other Comprehensive Income:

	SIX-MONTHS ENDED JUNE 30, 2002 (In Thousands)

	Comprehensive Income	Other Comprehensive Income

Other comprehensive income - December 31, 2001
Net income	$11,964	$25,803
Other comprehensive loss
Reclassification adjustment for price risk management settled contracts	(12,928)
Change in fair value of non-ENA outstanding hedge positions	(168)

Other comprehensive income		(13,096)

Comprehensive income	$(1,132)

Other comprehensive income		$12,707

        There were no items in Other Comprehensive Income other than the Company's hedging activity.

8. NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards (SFAS) NO. 143, “Accounting for Asset Retirement Obligations,” addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, we include estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense. We are evaluating the impact the new standard will have on our financial statements and at this time we cannot reasonably estimate the effect of the adoption of this statement.

         In April 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment to FASB Statement No. 13 and Technical Corrections." SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Board Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position, results of operations or cash flows.

        SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

Independent Accountants’ Report

Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas

We have reviewed the accompanying balance sheet of Mariner Energy, Inc. as of June 30, 2002 and the related statements of operations and for the three-months and six-months ended June 30, 2002 and 2001 and statements of cash flows for the six-months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

As described in Note 3, 5 and 6, the Company has various related-party transactions and certain control relationships with Enron Corp.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Houston, Texas
August 19, 2002

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of operations for the three-month and six-month periods ended June 30, 2002 and 2001 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 16, 2002.

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

Results of Operations

The following table sets forth certain information regarding results of operations for the periods shown:

	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,

	2002	2001	2002	2001

Total Revenue, $MM	$41.8	$41.8	$69.7	$91.7
EBITDA(1), $MM	30.8	30.9	51.0	70.2
Net Income, $MM	10.8	12.5	11.9	31.9
Production:
Oil and condensate (Mbbls)	469	757	1,000	1,542
Natural gas (Mmcf)	7,171	5,499	11,806	10,924
Natural gas equivalents (Mmcfe)	9,982	10,041	17,806	20,174
Average Realized Sales Prices:
Oil and condensate ($/Bbl)	$25.40	$24.04	$22.71	$24.62
Natural gas ($/Mcf)	4.16	4.28	3.98	4.92
Natural gas equivalents ($/Mcfe)	4.18	4.16	3.91	4.54
Cash Margin(2) Per Mcfe:
Revenue (pre-hedge)	$3.55	$4.51	$3.18	$5.25
Hedging impact	0.63	(0.35)	0.73	(0.71)
Lease operating expenses	(0.62)	(0.53)	(0.57)	(0.52)
Transportation	(0.25)	(0.39)	(0.25)	(0.37)
Gross G&A costs	(0.43)	(0.35)	(0.44)	(0.39)

Cash margin	$2.88	$2.89	$2.65	$3.26

Capital Expenditures, $MM:
Exploration:
Leasehold and G&G costs	$11.1	$12.6	$18.0	$8.5
Drilling	1.9	15.5	2.9	30.8
Development & other	7.9	18.5	31.8	38.3
Capitalized G&A and interest costs	2.4	2.7	4.1	5.8

SUB-TOTAL	23.3	49.3	56.8	83.4
Less property conveyances	(53.6)	0	(53.6)	(39.5)

TOTAL	$30.3	$49.3	$3.2	$43.9

(1)	EBITDA equals earnings before interest, income taxes, depreciation, depletion, and amortization and unrealized losses on derivative instruments. EBITDA should be used as a supplement to, and not as a supplement for, net earnings and cash provided by operating activities (as disclosed in the financial statements) in analyzing the Company’s results of operations and liquidity.
(2)	Cash margin measures the net cash generated by a company’s operations during a given period, without regard to the period such cash is physically received or spent by the company.

Results of Operations for the Second Quarter of 2002

        Net production was flat at 10.0 Bcfe for the second quarter of 2002 compared to second quarter of 2001. We anticipate production for 2002 to be approximately 39 Bcfe with production from the King Kong / Yosemite project offsetting anticipated production decline from other properties. First production from the Falcon project is expected in the second quarter of 2003.

        Hedging activities for the three months ending June 30, 2002 increased average realized natural gas and crude oil prices by $0.93 per Mcf and $2.02 per Bbl, resulting in revenue of $5.4 million and $3.5 million, respectively. Hedging activity for the three months ending June 30, 2001 decreased our average natural gas price by $0.65 per Mcf and increased our average realized crude prices by $0.07 per Bbl resulting in reduced revenue of $3.5 million and increased revenue of $17,000, respectively.

        Oil and gas revenues remained flat at $41.8 million for the second quarter of 2002 compared to the second quarter of 2001. Realized prices including $0.63 for the effects of uncollectible hedges increased slightly to $4.18 per Mcfe for the second quarter from $4.16 per Mcfe in the same period of 2001, offset by a slight decrease in production.

        Lease operating expenses increased 15% to $6.2 million for the second quarter of 2002, from $5.3 million for the second quarter of 2001, due to the commencement of production on our King Kong / Yosemite project located in Green Canyon 472 and 516, respectively.

        Transportation expenses decreased 33% to $2.6 million for the second quarter of 2002, from $3.9 million for the second quarter of 2001, due to the lower production from our Black Widow and Pluto fields located in Ewing Bank 966 and Mississippi Canyon 718, respectively.

        Depreciation, depletion, and amortization expense (DD&A) increased 4% to $17.4 million for the second quarter of 2002 from $16.7 million for the second quarter of 2001, as a result of an increase in the unit-of-production depreciation, depletion, and amortization rate to $1.74 per Mcfe from $1.66 per Mcfe.

        General and administrative expenses,which are net of overhead reimbursements received by us from other working interest owners, increased 23% to $2.2 million for the second quarter of 2002 from $1.7 million for the second quarter of 2001, due primarily to termination expenses related to our reduction in personnel.

        Interest expense, net for the second quarter of 2002 increased 33% to $2.4 million from $1.6 million in the second quarter of 2001, due to less interest capitalized related to our unevaluated properties.

        Income before income taxes was $10.8 million for the second quarter of 2002 compared to $12.5 million in the second quarter of 2001, as a result of the increased expenses as discussed above.

Results of Operations for the First Six Months of 2002

        Net production was 17.8 Bcfe for the first six months of 2002 compared to 20.2 Bcfe for the same period of 2001. This decrease was a result in part of anticipated production declines in our other producing fields prior to the commencement of production from our King Kong / Yosemite and Crater Lake projects. Total production for the full year of 2002 is expected to be approximately 39 Bcfe. First production from the Falcon project is anticipated in the second quarter of 2003.

        Oil and gas revenues decreased 24% to $69.7 million for the first six months of 2002 from $91.7 million for the comparable period of 2001, primarily due to a 14% decrease in realized prices including the effects of uncollectible hedges to $3.91 per Mcfe in the first six months of 2002 from $4.54 per Mcfe in the same period last year, and the production decrease discussed above.

        Hedging activities for the first six months of 2002 increased average realized natural gas prices and crude prices by $1.97 per Mcf and $0.93 per Bbl, resulting in revenue of $11.0 million and $2.0 million, respectively. Hedging activities for the first six months of 2001 increased average realized natural gas prices by $1.29 per Mcf and revenues by $14.2 million. There were no crude oil hedges in the first six months of 2001.

        Lease operating expenses decreased 2% to $10.2 million for the first six months of 2002, from $10.4 million for the comparable period of 2001, primarily due to the reduced offshore production discussed above.

        Transportation expenses decreased 40% to $4.4 million for the first six months of 2002, from $7.4 million for the same period of 2001, primarily due to lower production from our Black Widow and Pluto projects as well as a contract loss of $1.0 million recorded in 2001.

        Depreciation, depletion, and amortization expense (DD&A) decreased 8% to $31.5 million for the first six months of 2002 from $34.2 million for the comparable period of 2001, as a result of the lower production mentioned above offset by an increase in the unit-of-production depreciation, depletion, and amortization rate to $1.77 per Mcfe from $1.70 per Mcfe.

        General and administrative expenses, which are net of overhead reimbursements received by us from other working interest owners, increased 11% to $4.1 million for the first six months of 2002 from $3.7 million for the comparable period of 2001, due primarily to the termination costs as a result of a reduction in staffing levels.

        Interest expense, net for the first six months of 2002 increased 34% to $5.4 million from $4.4 million for the comparable period of 2001, primarily due to less interest capitalized for our unevaluated properties.

        Income (loss) before income taxes was $12.0 million income for the first six months of 2002 compared to $31.9 million for the same period of 2001, the reduction occurring primarily as a result of oil and gas revenue decreases and increased expenses discussed above.

Liquidity, Capital Expenditures and Capital Resources

        As of June 30, 2002, we had a working capital of approximately $9.8 million, compared to a working capital deficit of $19.6 million at December 31, 2001. The improvement in the working capital was primarily a result of the sale of 50% of the Company’s working interest in its Falcon Project for approximately $53.6 million including reimbursements with a portion of the proceeds being used to repay the Revolving Credit Facility. We expect our 2002 capital expenditures, excluding capitalized general and administrative expenses, interest costs and proceeds from property conveyances (see “Note 2. Oil & Gas Properties”), to be approximately $101.9 million, which would exceed cash flow from operations. However, we believe that increased commodity prices and proceeds from property conveyances will result in sufficient cash flow to permit us to fund our remaining planned activities in 2002. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. Accordingly, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.

        The Company’s Revolving Credit Facility matures in October 2002. We have begun discussions with the existing banks that provide the facility to obtain an extension. As of June 30, 2002 there were no amounts outstanding under the Revolving Credit Facility. We plan to minimize the use of the facility until such time as this agreement can be extended or replaced with a similar agreement. There is no assurance that this agreement can be extended or replaced. In addition our parent, Mariner Energy LLC, is currently obligated under a three-year unsecured term loan with an ENA affiliate. Mariner Energy LLC is currently negotiating the terms of an extension of the ENA Affiliate Term Loan to March 20, 2004. Based on discussions with representatives of the ENA affiliate, management expects to obtain the extension by August 30, 2002. In the event Mariner Energy LLC is unable to refinance or restructure its obligations, Mariner Energy LLC would either default or be forced to sell its interest in the Company, or cause the Company to sell a substantial portion of its assets to repay its Revolving Credit Facility and outstanding Senior Subordinated Notes so that it could distribute cash to Mariner Energy LLC to be used to repay the term loan. In the event of either a change of control of the Company or a sale of a substantial portion of the Company’s assets, both the balances outstanding under the Senior Subordinated Notes and Revolving Credit Facility would have to be repaid prior to payment of the term loan. There can be no assurance that an extension will be obtained.

        Net cash inflow from operating activities was $20.7 million in the second quarter of 2002, a decrease of $100.9 million from the same period of 2001. A period to period decrease of approximately $34.1 million in operating cash flow before changes in operating assets and liabilities was due primarily to lower production and commodity prices. A decrease of $66.8 million in net cash provided by changes in working capital was caused by reductions in accounts payable with the proceeds received from the sale of 50% of our working interest in our Falcon project.

        Net cash outflow from investing activities in the first six months of 2002 increased to $3.2 million from a cash outflow of $43.9 million for the same period in 2001 due primarily to proceeds from property conveyances of $53.6 million including reimbursements in the second quarter of 2002.

        Cash from in financing activities was $0 for the first six months of 2002 compared to cash outflow of $30.0 million for the same period in 2001.

        Capital expenditures for the first six months of 2002 were $51.8 million including $4.2 million of capitalized general, administrative and interest costs. Capital expenditures included $20.9 million for exploration activities and $31.8 million for development and other activities.

        During the remainder of 2002, we expect to conduct drilling operations on four to seven exploratory wells, making additions to our seismic and leasehold positions. The development budget includes funds for completing the Falcon project.

        Long-term debt outstanding as of June 30, 2002 was approximately $99.8 million for our senior subordinated notes.

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

        Enron Bankruptcy - On December 2, 2001, Enron Corp. (“Enron”) and certain of its affiliates, including Enron North America Corp. (“ENA”), filed voluntary petitions for bankruptcy protection. The Company has been informed that of the various affiliates of both Enron and Mariner, only Enron and ENA are included in the bankruptcy. We do not know at this time if any other affiliates of Enron will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership (“JEDI”), which owns approximately 96% of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by several different Enron and ENA affiliates. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and the Company. Additionally, seven of the Company’s directors are officers of Enron or affiliates of Enron. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the minority shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

        Mariner Energy LLC’s only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner. Covenants in Mariner’s Revolving Credit Facility and Senior Subordinated Notes restrict the funds of Mariner that can be distributed to Mariner Energy LLC to repay its term loan or distribute earnings to an ENA affiliate – see below “ENA Affiliate Term Loan”. Mariner Energy LLC is currently negotiating the terms of an extension of the ENA Affiliate Term Loan to March 20, 2004. Based on discussions with representatives of the ENA affiliate, management expects to obtain the extension by August 30, 2002. In the event Mariner Energy LLC is unable to obtain an extension or restructure its obligations, it would either default or be forced to sell its interest in Mariner or cause Mariner to sell a substantial portion of its assets to repay its Revolving Credit Facility, if any amounts are outstanding, and outstanding Senior Subordinated Notes so that it could distribute any remaining cash proceeds to Mariner Energy LLC to be used to repay the ENA Affiliate Term Loan.

        As a result of the Enron and ENA bankruptcies, among other implications, we may not be able to obtain credit from banks or trade vendors or enter into hedging arrangements on acceptable terms. To date, our operations have not been materially affected by the bankruptcies; however, our ability to enter into certain transactions including purchase or sale arrangements and to conduct significant capital programs may be affected in the future (see Note 5 regarding possible actions by Enron or ENA).

        Mariner Energy LLC

        ENA Affiliate Term Loan – In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner Energy, Inc. and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $151.3 million as of June 30, 2002, is due March 20, 2003. Mariner Energy LLC is currently negotiating the terms of an extension of the ENA Affiliate Term Loan to March 20, 2004. Based on discussions with representatives of the ENA affiliate, management expects to obtain the extension by August 30, 2002. As part of the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

        We have been informed that the Term Loan and warrants were transferred from ENA to an ENA affiliate.

        Mariner Energy, Inc.

        Oil and Gas Production Sales to ENA or Affiliates – During the three years ending December 31, 2001, 2000 and 1999, sales of oil and gas production to ENA or affiliates were $50.2 million, $73.4 million and $16.2 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA. As of June 30, 2002, we had an outstanding receivable for $3.0 million from ENA. This amount was not paid as scheduled and is still outstanding. The Company has estimated 90% of this balance is uncollectible and has recorded an allowance and related expense for $2.7 million.

        Accounting for Price Risk Management Activities – Mariner engages in price risk management activities from time to time. These activities are intended to manage Mariner’s exposure to fluctuations in commodity prices for natural gas and crude oil. The Company primarily utilizes price swaps and costless collars as a means to manage such risk. Historically, all of the Company’s hedging contracts were with ENA. As a result of ENA’s bankruptcy, the contracts are currently in default. The November 2001 through April 30, 2002 settlements for oil and gas have not been collected. In addition, on May 14, 2002 the Company elected under its Master Service Agreement with ENA to terminate all open contracts. The effect of this termination is to fix the nominal value on all remaining contracts on May 14, 2002. Subsequent to this termination, the value of all oil and natural gas unpaid hedge contracts was $7.7 million. The Company has estimated 90% of this balance is uncollectible and has recorded an allowance and related expenses of $7.0 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138, we have de-designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in earnings of the Company. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income (“AOCI”), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. For the six-months ending June 30, 2002 approximately $12.9 million has reversed out to earnings. As of June 30, 2002, $12.9 million remained in AOCI to be reversed out during the contract periods covering July 1, 2002 through December 31, 2003 (see Note 8).

        The following table sets forth the results of hedging transactions during the periods indicated that were made with ENA:

	SIX-MONTHS ENDED JUNE 30,

	2002	2001

Natural gas quantity hedged (Mmbtu)	8,557	8,775
Increase (decrease) in natural gas sales (thousands)	$10,960	$(14,162)
Crude oil quantity hedged (MBbls)	362	102
Increase (decrease) in crude oil sales (thousands)	$1,969	$17

        Supplemental Affiliate Data – provided below is a supplemental balance sheet and income statement for affiliate entities:

	JUNE 30, 2002		DECEMBER 31, 2001
BALANCE SHEET DATA		AMOUNTS (In Millions)		AMOUNTS (In Millions)
RELATED PARTY RECEIVABLE:
Derivative Asset	$0.7		2.5
Settled Hedge Receivable	0.3	1.0	0.4	--
Oil and Gas Receivable			0.3	3.2
ACCRUED LIABILITIES:
Transportation Contract	0.7		0.9
Service Agreement	0.5		0.3	1.2
STOCKHOLDER'S EQUITY:
Common Stock	$.001		$.001
Additional Paid in Capital	$227.3	$227.3	$227.3	$227.3
	SIX-MONTHS ENDED JUNE 30,
INCOME STATEMENT DATA
Oil and Gas Sales		19.7		40.9
General and Administrative Expenses		0.1		--
Transportation Expenses		1.2		2.6
Unrealized loss and other non-cash derivative instrument adjustments		0.2		--

        Sale of Enron Interest in Mariner

        On May 3, 2002, Enron presented to its Creditors Committee a proposal under which certain of Enron’s core energy assets, including JEDI’s ownership of Mariner LLC, would be separated from Enron’s bankruptcy estate and operated as a new integrated power and pipeline company. Prior to any transfer of assets to such new company, Enron has indicated that it would conduct a Section 363 auction under the bankruptcy code in which third party bidders may offer to purchase such energy assets, including JEDI’s ownerhip of Mariner. There can be no assurance that Mariner would ultimately be included in a new company or separately sold to a bidder in a Section 363 auction or otherwise.

        Current Hedging Activity

        On June 28, 2002 the Company commenced price risk activities with a third party. These activities are intended to manage the company’s exposure to fluctuations in commodity prices for natural gas and crude. The Company on June 28, 2002 entered into the following fixed price swap.

TIME PERIOD	NOTIONAL QUANTITIES	FIXED PRICE	JUNE 30, 2002 FAIR VALUE
			(MILLIONS)
Crude Oil (MBbl)
July 1, 2002 - December 31, 2003 Fixed Price Swap	823	$24.64	(0.2)

        Subsequent to June 30, 2002 the Company also entered into these additional fixed price swaps.

TIME PERIOD	NOTIONAL QUANTITIES	FIXED PRICE
Natural Gas (MMbtu)
January 1, 2003 - December 31, 2003 Fixed Price Swap	7,300	$3.54
Fixed Price Swap	7,300	$3.60
Crude Oil (MBbl)
August 1, 2002 - December 31, 2002 Fixed Price Swap	259	$25.39

        Subsequent to these swaps the Company will have approximately 8% of the remainder of 2002 production subject to hedges and 33% of 2003 production subject to hedges. Mark to market value changes approximately $5.3 million for every 10% overall change in commodity prices.

        The Company has reviewed the financial strength of its counterparts and believes credit risk to be minimal. The Company as of June 30, 2002 posted a $5 million letter of credit to the third party for collateral. Subsequent to June 30, 2002 the Company also deposited $2.6 million in a variable margin account with the third party for additional collateral.

New Accounting Pronouncements

        Statement of Financial Accounting Standards (SFAS) NO. 143, “Accounting for Asset Retirement Obligations,” addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, we include estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense. We are evaluating the impact the new standard will have on our financial statements and at this time we cannot reasonably estimate the effect of the adoption of this statement.

        In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment to FASB Statement No. 13 and Technical Corrections." SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Board Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position, results of operations or cash flows.

        SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

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

                  Exhibit 99.1 - Certifications Pursuant to 18 U.S.C Section 1350,
                  As Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINER ENERGY, INC.
Date: August 19, 2002	/s/ Michael A. Wichterich

Michael A. Wichterich Vice President of Finance and Administration (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)