Form 10-Q
period 2002-09-30
MARINER ENERGY INC
filed 2002-11-19
CIK 1022345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 333-12707

Mariner Energy, Inc.
(Exact name of registrant as specified in its charter)

Internal Revenue Service - Employer Identification No. 86-0460233
State of other jurisdiction of incorporation or organization - Delaware

2101 Citywest Blvd., 19th Floor
Houston, Texas 77042
(Address of principal executive offices including Zip Code)

(713) 954-5500
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

     As of November 2, 2002, there were 1,380 shares of the registrant's common stock outstanding, the majority of the shares are owned by Enron Corp. or related affiliates - See Note 3 to the financial statements.

Part I, Item 1.
MARINER ENERGY, INC. BALANCE SHEETS (in thousands)
	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$22,669	$ 11,838
Cash deposits, restricted	11,369	--
Receivables	23,462	34,122
Prepaid expenses and other	10,487	10,006

Total current assets	67,987	55,966

Property and Equipment:
Oil and gas properties, at full cost:
Proved	588,435	583,207
Unproved, not subject to amortization	45,775	29,341

Total	634,210	612,548
Other property and equipment	5,480	5,750
Accumulated depreciation, depletion and amortization	(363,200)	(316,567)

Total property and equipment, net	276,490	301,731

Other Assets, Net of Amortization	2,852	2,980
Long-Term Related Party Receivable, Net	1,070	3,223

TOTAL ASSETS	$348,399	$363,900

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$49,308	$43,579
Accrued liabilities	13,517	27,543
Accrued interest	1,787	4,469

Total current liabilities	64,612	75,591

Other Liabilities	12,023	8,454
Long-Term Debt:
Senior Subordinated Notes, due 2006, 10.5% interest	99,809	99,772

Total long-term debt	99,809	99,772

Commitments and Contingencies - Notes 3, 4 and 6
Stockholder's Equity:
Common stock, $1 par value; 2,000 shared authorized, 1,380 issued and outstanding	1	1
Additional paid-in-capital	227,318	227,318
Other comprehensive income	(1,340)	25,803
Accumulated deficit	(54,024)	(73,039)

Total stockholder's equity	171,955	180,083

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$348,399	$363,900

The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC. STATEMENTS OF OPERATIONS (unaudited, in thousands)
	THREE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Revenues:
Oil sales	$9,996	$18,046	$32,708	$56,008
Gas sales	27,628	17,055	74,577	70,760

Total revenues	37,624	35,101	107,285	126,768

Costs and Expenses:
Lease operating expenses	5,639	4,962	15,790	15,372
Transportation	2,398	2,488	6,832	9,874
General and administrative expenses	2,119	4,337	6,234	8,042
Depreciation, depletion and amortization	18,109	15,552	49,584	49,748
Unrealized loss on derivative instruments	--	--	2,153	--

Total costs and expenses	28,265	27,339	80,593	83,036

Operating Income	9,359	7,762	26,692	43,732
Interest:
Expense	(2,288)	(1,982)	(7,677)	(6,008)

Income Before Taxes	7,071	5,780	19,015	37,724
Provision for Income Taxes	--	--	--	--

NET INCOME	$7,071	$5,780	$19,015	$37,724

The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC. STATEMENTS OF CASH FLOWS (unaudited, in thousands)
	NINE-MONTHS ENDED SEPTEMBER 30,

	2002	2001

Operating Activities:
Net Income	$19,015	$37,724
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	48,740	50,463
Unrealized loss and other non-cash derivative instrument adjustments	(16,024)
Depreciation, depletion and amortization	(11,369)	--
Changes in operating assets and liabilities:
Receivables	10,660	(12,965)
Other current assets	(481)	(6,169)
Other assets	128	210
Accounts payable and accrued liabilities	(18,446)	49,614

Net cash provided by operating activities	32,223	118,877

Investing Activities:
Additions to oil and gas properties	(75,262)	(128,054)
Proceeds from property conveyances	53,600	39,500
Additions to other property and equipment	(270)	(853)

Net cash used in investing activities	(21,392)	(89,407)

Financing Activities:
Repayment of proceeds from revolving credit facility	--	(30,000)

Net cash provided by (used in) financing activities	--	(30,000)

Increase (Decrease) in Cash and Cash Equivalents	10,831	(530)
Cash and Cash Equiv. at Beginning of Period	11,838	2,389

Cash and Cash Equiv. at End of Period	$22,669	$1,859

SUPPLEMENTAL INFORMATION
Cash interest paid	$10,929	$11,281
The accompanying notes are an integral part of these financial statements.

MARINER ENERGY, INC.
Notes to Condensed Financial Statements
 (unaudited)

1.      BASIS OF PRESENTATION

     The condensed financial statements of Mariner Energy, Inc. (the “Company” or “Mariner”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine-months ended September 30, 2002 and the cash flows for the nine-months ended September 30, 2002 are not necessarily indicative of the results for the full year.

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

3.      RELATED PARTY TRANSACTIONS

     Enron Bankruptcy - On December 2, 2001, Enron Corp. (“Enron”) and certain of its affiliates, including Enron North America Corp. (“ENA”), filed voluntary petitions for bankruptcy protection. The Company has been informed that of the various direct or indirect owners of Mariner, only Enron and ENA are debtors in the bankruptcy. We do not know at this time if any other owners of Mariner will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership (“JEDI”), which owns approximately 96% of the issued and outstanding equity of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by Enron and affiliates of ENA. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and the Company. Additionally, five of the Company's directors are officers of Enron or affiliates of Enron. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the minority shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

     Mariner Energy LLC's only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner.

     Management cannot predict with certainty what impact Enron's bankruptcy may have on Mariner. However, it does believe that the assets and liabilities of Mariner will not become part of the Enron estate in bankruptcy. Although JEDI owns 96% of Mariner Energy LLC's common shares, Mariner as a separate corporation owns or leases the assets used in its business and Mariner's management, separate from Enron, is responsible for Mariner's day-to-day operations. Contractual provisions restrict Enron access to Mariner assets. Mariner maintains its own accounting system as well as separate debt ratings. Mariner maintains its own separate and complete cash management system and finances its operations separately from Enron, on both a short-term and long-term basis. Mariner files a consolidated tax return with Mariner Energy LLC.

     Notwithstanding the above, Mariner may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. Portions following Enron-related disclosures are based on discussions with Enron's legal advisors and management, including members of Mariner's Board of Directors. Although Mariner management has implemented with Enron's legal advisor and management a systematic method of identifying Enron matters which may have a material impact on Mariner, management cannot provide any assurance as the completeness or accuracy of the information provided by or on behalf of Enron. In addition, Enron's legal advisors and management cannot represent that the information they provide is either complete or accurate.

     Controlled Group Liability - On November 12, 2002 Enron's legal advisors and management informed us that Mariner may be an Enron Corp. Controlled Group Member as defined under ERISA regulations due to Enron's indirect ownership interest in Mariner Energy LLC. Enron management has not made a final determination if Mariner is in fact a Controlled Group Member. Because of the lateness of this advisement, Mariner has not had the opportunity to review this issue and make its own determination as to whether it agrees or disagrees that Mariner is a Controlled Group Member. In the event Mariner is a Controlled Group Member the Company may have potential liability for certain employee benefit plan obligations of Enron discussed below.

     Pension Plans - Applicable federal law authorizes the Pension Benefit Guaranty Corporation (“PBGC”) to institute proceedings in federal district court for the termination of a pension plan if it determines the plan has failed to comply with minimum funding standards, the plan is or will be unable to pay benefits when due, or failure to terminate the plan may reasonably be expected to unreasonably increase the possible long-run loss to the PBGC. Federal law also authorizes the sponsor of a pension plan to terminate the plan at a time when the plan is underfunded, subject to PBGC approval.

     Based on discussions with Enron management, it is Mariner management's understanding that, as of December 31, 2001, the assets of Enron's pension plan (the “Enron Plan”) were less than the present value of all accrued benefits by approximately $90 million on a SFAS No. 87 basis and approximately $120 million on a plan termination basis. The Pension Benefit Guaranty Corporation (PBGC) insures pension plans, including the Enron Plan.

     Because the Enron Plan is underfunded and Enron is in bankruptcy, in certain circumstances the Enron Plan may be terminated and taken control of by the PBGC upon approval of a Federal District Court.

     Mariner's employees have not been participants in this plan. However, upon termination of a pension plan, all of the members of the controlled group of the plan sponsor become jointly and severally liable for the plan's underfunding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically arises against all of the assets of that member of the controlled group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the controlled group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically arises against the assets of every member of the controlled group. In either case, the PBGC may file to perfect the lien and attempt to enforce it against the assets of members of the Enron controlled group. Mariner has been informed by Enron that the lien would be subordinate to prior perfected liens on the assets of the member of the controlled group. Based on discussions with Enron's management, Mariner's management understands that Enron has made all required contributions to date through October 15, 2002. The next required contribution is due in the first quarter of 2003.

     Management cannot predict the outcome of the above matters or estimate any potential loss. In addition, if the PBGC did look solely to Mariner to pay any amount with respect to the Enron Plan, Mariner would exercise all legal rights, available to it to defend against such a demand and to recover any contributions from the other solvent members of the controlled group. No reserves have been established by Mariner for any amounts related to this issue.

     Retiree Health Benefits - Under COBRA, if certain retirees of Enron lose coverage under Enron's group health plan due to Enron's bankruptcy proceedings, they would be entitled to elect continuation of their health coverage in a group plan maintained by Enron or a member of its controlled group. Mariner's employees have not participated in this plan. Mariner management understands, based on discussions with Enron management, that Enron had provided a plan for retiree health insurance and that the actuarial liability for such coverage was approximately $70 million as of December 31, 2001. Management further understands that to meet its obligation, Enron, at December 31, 2001, had set aside approximately $34 million of assets in a VEBA trust, which may be protected under ERISA from Enron's creditors, leaving an unfunded liability of approximately $36 million.

     In the event that Enron terminates its retiree group health plan, the retirees must be provided the opportunity to purchase continuing coverage from Enron's group health plan, if any, or the most appropriate existing group health plan of another member of the Enron controlled group. Retirees electing to purchase COBRA coverage would be provided the same coverage that is provided to similarly situated retirees under the appropriate existing plan. Retirees electing to purchase COBRA coverage would be required to pay for the coverage, up to an amount not to exceed 102% of the cost of coverage for similarly situated beneficiaries. Retirees are not required to purchase coverage under COBRA. Retirees may, instead, shop for coverage from third party sources and determine which is the least expensive coverage.

     Management cannot predict the outcome of the above matter or estimate any potential loss. However, management believes that in the event Enron terminates coverage, any liability to Mariner associated with the number of retirees that choose to remain under Enron's retiree health plan will not be material. No reserves have been established by Mariner for any amounts related to this issue.

     Mariner has also been informed by Enron management that Enron has contacted the PBGC as well as Unsecured Creditors Committee regarding their intention to terminate the Enron's Pension Plan, subject to approval by such parties, the bankruptcy court and authorization to fully fund the Enron Plan in accordance with its terms. If approved Enron would fully fund the Enron Plan in accordance with the terms, without any liability to Mariner. Enron has also stated that it believes it has the necessary funds to consummate such a termination. In addition to the extent that entities in the Controlled Group are sold prior to termination of the Plan, proceeds of the sale of such entities could be put into escrow to satisfy this liability. Enron estimates proceeds from such sale of Enron Control Group entities far exceed any plan obligations.

     Sale of Enron Interest in Mariner

     On May 3, 2002, Enron presented to its Unsecured Creditors' Committee a proposal under which certain of Enron's core energy assets, including JEDI's ownership of Mariner Energy LLC, would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. If Enron's proposal were to be adopted, the inclusion of the equity interest in Mariner Energy LLC currently held by JEDI in the new company would be subject to potential sale to a different buyer under an auction process. Enron's proposal has not been endorsed or approved by its Unsecured Creditors' Committee and is one of many options Enron may pursue.

     On August 27, 2002, Enron announced that it has commenced a formal sales process for its interests in certain major assets, including JEDI's ownership of Mariner Energy LLC. In its announcement, Enron indicated that it is extending invitations to visit electronic data rooms containing information on 12 of its most valuable businesses to a broad universe of potential bidders with whom Enron has executed confidentiality agreements.

     Enron and its advisors, in consultation with the Unsecured Creditors' Committee and its advisors, will evaluate all offers received to determine the combination of bids that maximizes the value of all assets.

     Enron and its advisors received initial indications of interest in October 2002. Enron has stated that it reserves the right not to sell any of its assets if the bids received are not deemed fully reflective of the assets' value.

     There can be no assurance as to whether JEDI's ownership of Mariner Energy LLC will be sold to a bidder in the auction process described above or ultimately be included in a new integrated power and pipeline company under the proposal presented by Enron to its Unsecured Creditors' Committee in May 2002. Until these processes result in a filing with the Bankruptcy Court overseeing Enron's bankruptcy, management cannot assess its impact on Mariner's business and operations.

     Mariner Energy LLC

     ENA Affiliate Term Loan - In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $157.7 million as of September 30, 2002, is due March 20, 2004. In conjunction with the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

     Covenants in Mariner's Senior Subordinated Notes restrict the funds of Mariner that can be distributed to Mariner Energy LLC. Accordingly, Mariner Energy LLC may be restricted in its ability to repay its term loan held by an ENA affiliate (see below “ENA Affiliate Term Loan”) or to distribute earnings to its shareholders. Mariner Energy LLC has successfully obtained an extension of the ENA Affiliate Term Loan to March 20, 2004. In the event Mariner Energy LLC is unable to restructure or extend the maturity of its obligations prior to March 2004 it would either default under the ENA Affiliate Term Loan or be forced to sell its interest in Mariner or cause Mariner to sell a substantial portion of its assets to repay any outstanding Senior Subordinated Notes so that it could distribute any remaining cash proceeds to Mariner Energy LLC to be used to repay the ENA Affiliate Term Loan.

     We have been informed by Enron's legal advisors and management that the Term Loan and warrants were transferred from ENA to an ENA affiliate, which affiliate is part of a finance structure formed by ENA. Because debt obligations of the finance structure are in default and ENA therefore does not have complete control over decisions made by the ENA affiliate, it may be difficult for Mariner Energy LLC to obtain any consents, waivers or amendments needed from the ENA affiliate in connection with the Term Loan or the warrants.

     Mariner Energy, Inc.

     Oil and Gas Production Sales to ENA or Affiliates - During the three years ending December 31, 2001, 2000 and 1999, sales of oil and gas production to ENA or affiliates were $50.2 million, $73.4 million and $16.2 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA. As of September 30, 2002, we had an outstanding receivable for $3.0 million from ENA. This amount was not paid as scheduled and is still outstanding. Mariner has submitted a proof of claims to the bankruptcy court for amounts owed under this agreement. The Company has estimated 90% of this balance is uncollectible and has recorded an allowance and related expense for $2.7 million.

     Accounting for Price Risk Management Activities - Mariner engages in price risk management activities from time to time. These activities are intended to manage Mariner's exposure to fluctuations in commodity prices for natural gas and crude oil. The Company primarily utilizes price swaps and costless collars as a means to manage such risk. Historically, all of the Company's hedging contracts were with ENA. As a result of ENA's bankruptcy, the contracts are currently in default. The November 2001 through April 30, 2002 settlements for oil and gas have not been collected. In addition, on May 14, 2002 the Company elected under its Master Service Agreement with ENA to terminate all open contracts. The effect of this termination is to fix the nominal value on all remaining contracts on May 14, 2002. Subsequent to this termination, the value of all oil and natural gas unpaid hedge contracts was $7.7 million. The Company has estimated 90% of this balance is uncollectible and has recorded an allowance and related expenses of $7.0 million. Mariner has submitted a proof of claims to the bankruptcy court for amounts owed under this agreement. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, we have de-designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in earnings of the Company. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income ("AOCI"), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. For the nine-months ending September 30, 2002 approximately $18.2 million has reversed out to earnings. As of September 30, 2002, $7.6 million remained in AOCI to be reversed out to earnings during the contract periods covering October 1, 2002 through December 31, 2003 (see Note 7).

     The following table sets forth the results of hedging transactions during the periods indicated that were made with ENA, all amounts shown are non-cash items:

	NINE-MONTHS ENDED SEPTEMBER 30,

	2002	2001

Natural gas quantity hedged (Mmbtu)	5,294	13,741
Increase (decrease) in natural gas sales (in thousands)	$15,742	$(11,750)
Crude oil quantity hedged (MBbls)	454	414
Increase in crude oil sales (in thousands)	$2,435	$162

     Supplemental Affiliate Data - provided below is a supplemental balance sheet and income statement for affiliate entities:

	SEPTEMBER 30, 2002		DECEMBER 31, 2001
BALANCE SHEET DATA		AMOUNTS (In Millions)		AMOUNTS (In Millions)
RELATED PARTY RECEIVABLE:
Derivative Asset			$2.5
Settled Hedge Receivable	$0.7		0.4
Oil and Gas Receivable	$0.3	1.0	0.3	3.2
ACCRUED LIABILITIES:
Transportation Contract	0.1		0.9
Service Agreement	0.5	0.6	0.3	1.2
STOCKHOLDER'S EQUITY:
Common Stock	$.001		$.001
Additional Paid in Capital	$227.3	$227.3	$227.3	$227.3
		NINE-MONTHS ENDED SEPTEMBER 30,
INCOME STATEMENT DATA
Oil and Gas Sales		$69.3 (1)		$49.1
General and Administrative Expenses		0.4		--
Transportation Expenses		1.8		3.4
Unrealized loss and other non-cash derivative instrument adjustments		2.2		--

     (1)      Oil and gas sales for nine months ending September 30, 2002 were made with an entity in which Enron holds a minority interest.

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

4.      CURRENT HEDGING ACTIVITY

     On June 28, 2002 the Company commenced price risk activities with a third party. These activities are intended to manage the Company's exposure to fluctuations in commodity prices for natural gas and crude. As of September 30, 2002 the Company had the following fixed price swaps outstanding.

TIME PERIOD	NOTIONAL QUANTITIES	FIXED PRICE	SEPTEMBER 30, 2002 FAIR VALUE
			(MILLIONS)
Crude Oil (MBbl)
October 1, 2002 - December 31, 2003
Fixed Price Swap	686	$24.32	$(1.5)
October 1, 2002 - December 31, 2003
Fixed Price Swap	229	$25.14	(0.3)
Natural Gas (MMbtu)
January 1, 2003 - December 31, 2003
Fixed Price Swap	7,300	$3.54	(3.8)
Fixed Price Swap	7,300	$3.60	(3.4)

			$(9.0)

     The following table sets forth the results of hedging transactions during the periods indicated that were made with non-Enron related parties.

	SEPTEMBER 30,
	2002	2001
Natural Gas
Quantity hedged (MMbtu)	--	--
Increase (Decrease) in natural gas sales (in thousands)	--	--
Crude Oil
Quantity hedged (MBbls)	169	--
Increase (Decrease) in crude oil sales (in thousands)	$(325)	--

     As a result of these swaps and other hedging transactions the Company will have approximately 11% of the remainder of 2002 production subject to hedges and 31% of 2003 production subject to hedges. Mark to market value changes approximately $8.4 million for every 10% overall change in commodity prices.

     The Company has reviewed the financial strength of its counterparts and believes credit risk to be minimal. As of September 30, 2002 the Company had on deposit, classified as restricted cash, $11.4 million with the third party for collateral. This collateral included $7.4 million in initial margin consisting of a $5 million letter of credit and $2.4 million in cash and $9 million in mark-to-market exposure. Initial margin decreases as contracts settle. The Company's letter of credit expired on October 1, 2002. The Company replaced the letter of credit with a $5 million cash deposit.

5.      LIQUIDITY

     As of September 30, 2002, we had working capital of approximately $3.4 million, of which $11.4 million is restricted, compared to a working capital deficit of $19.6 million at December 31, 2001. The improvement in the working capital was primarily a result of the sale of 50% of the Company's working interest in its Falcon Project for approximately $53.6 million including reimbursements with a portion of the proceeds being used to repay the Revolving Credit Facility. We expect our 2002 capital expenditures, excluding capitalized general and administrative expenses, interest costs and proceeds from property conveyances (see "Note 2. Oil & Gas Properties"), to be approximately $101.9 million, which would exceed cash flow from operations. However, we believe that cash on hand together with expected cash flow to permit us to fund our remaining planned activities in 2002. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. Accordingly, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.

     The Company's Revolving Credit Facility matured in October 2002. We have begun discussions with other third party banks to provide a new revolving credit facility. As of September 30, 2002 there were no amounts outstanding under the Revolving Credit Facility. There is no assurance that a new credit facility will be obtained. In addition, our parent, Mariner Energy LLC, is currently obligated under a three-year unsecured term loan with an ENA affiliate. Mariner Energy LLC negotiated an extension of the ENA Affiliate Term Loan to March 20, 2004. In the event Mariner Energy LLC is unable to refinance or restructure its obligations prior to March 2004, Mariner Energy LLC would either default or be forced to sell its interest in the Company, or cause the Company to sell a substantial portion of its assets to repay its outstanding Senior Subordinated Notes so that it could distribute cash to Mariner Energy LLC to be used to repay the term loan. In the event of either a merger or consolidation of Mariner Energy LLC or the Company resulting in a change of control or a sale of all or substantially all of the Company's assets, holders of the Senior Subordinated Notes would have the right to require the Company to repurchase the Senior Subordinated Notes held by them at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest. Any such transaction would also trigger a mandatory prepayment of all amounts outstanding under the ENA Affiliate Term Loan. The Company's ability to pay dividends and make other distributions of cash to Mariner Energy LLC are generally restricted under the indenture governing the Senior Subordinated Notes. As a result, following any change of control transaction or sale of all or substantially all of its assets, the Company would most likely be required to repurchase any Senior Subordinated Notes tendered to it under the indenture and redeem the balance of the Senior Subordinated Notes outstanding as permitted under the indenture before it could distribute cash to Mariner Energy LLC to repay the ENA Affiliate Term Loan.

6.      COMMITMENTS AND CONTINGENCIES

     MMS Appeal - Mariner operates numerous properties in the Gulf of Mexico. Three of such properties were leased from the Mineral Management Service subject to the 1996 Royalty Relief Act. This act relieved the obligation to pay royalties on certain predetermined leases until a designated volume is produced. These three leases contained language which limited royalty relief if commodity prices exceeded predetermined levels. Beginning in January 2000 commodity prices exceeded the predetermined levels. Management believes the MMS did not have the authority to set pricing limits, filed an administrative appeal with the MMS and has withheld royalties regarding this matter. The Company has recorded a liability for 100% of the exposure on this matter which on September 30, 2002 was $8.8 million. If commodity prices remain below 2002 predetermined pricing levels, approximately $3.8 million of the amount may not be due to the MMS.

     Litigation - The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider, other than the matter discussed above, its exposure in these proceedings, individually and in the aggregate, to be material.

7.      OTHER COMPREHENSIVE INCOME

     Other Comprehensive Income includes net income and certain items recorded directly to Stockholder's Equity and classified as Other Comprehensive Income. The following table illustrates the calculation of Other Comprehensive Income:

	THREE-MONTHS ENDED SEPTEMBER 30, 2002 (In Thousands)

	Comprehensive Income	Other Comprehensive Income

Other comprehensive income - December 31, 2001
Net income	$19,015	$25,803
Other comprehensive loss
Reclassification adjustment for price risk management settled contracts	(18,177)
Change in fair value of non-ENA outstanding hedge positions	(8,966)

Other comprehensive income		(27,143)

Comprehensive income	$(8,128)

Other comprehensive income		$(1,340)

	THREE-MONTHS ENDED SEPTEMBER 30, 2002 (In Thousands)

	Comprehensive Income	Other Comprehensive Income

Other comprehensive income - June 30, 2002
Net income	$7,071	--
Other comprehensive loss
Reclassification adjustment for price risk management settled contracts	(5,249)	12,707
Change in fair value of non-ENA outstanding hedge positions	(8,798)

Other comprehensive income		(14,047)

Comprehensive income	$(6,976)

Other comprehensive income		$(1,340)

     There were no items in Other Comprehensive Income other than the Company's hedging activity.

8.      New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, we include estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense. We are evaluating the impact the new standard will have on our financial statements and at this time we cannot reasonably estimate the effect of the adoption of this statement.

     In April 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment to FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Board Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position, results of operations or cash flows.

     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

Independent Accountants' Report

Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas

We have reviewed the accompanying condensed balance sheet of Mariner Energy, Inc. as of September 30, 2002 and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and the related condensed statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These condensed financial statements are the responsibility of the Company’s management.

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

As described in Note 3 and 5, the Company has various related-party transactions and certain control relationships with Enron Corp. The Company may have potential exposure to certain liabilities and asset impairments as a result of the Enron Corp. bankruptcy.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Houston, Texas
November 19, 2002

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following review of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 should be read in conjunction with the condensed financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 16, 2002.

Information Regarding Forward Looking Statements

     All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from the Company's expectations. Factors that could influence these results include, but are not limited to, Enron-related matters, oil and gas price volatility, results of future drilling, availability of drilling rigs, future production and costs, capital resources, liquidity and other factors described in the Company's annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 16, 2002.

     In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for the Company to differ materially from those disclosed in the forward looking statements include, matters related to Enron and certain of its subsidiaries' filings to initiate bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code (Mariner is not included in the filing) and events related to Enron's bankruptcy proceedings.

Results of Operations

     The following table sets forth certain information regarding results of operations for the periods shown:

	NINE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Total Revenue, $MM	$37.6	$35.1	$107.3	$126.8
EBITDA(1), $MM	27.5	23.3	78.4	93.5
Net Income, $MM	7.1	5.8	19.0	37.7
Production:
Oil and condensate (Mbbls)	397	738	1,397	2,280
Natural gas (Mmcf)	7,245	4,360	19,051	15,285
Natural gas equivalents (Mmcfe)	9,627	8,758	27,433	28,965
Average Realized Sales Prices:
Oil and condensate ($/Bbl)	$25.18	$24.43	$23.41	$24.56
Natural gas ($/Mcf)	3.81	3.91	3.91	4.63
Natural gas equivalents ($/Mcfe)	3.91	3.99	3.91	4.38
Cash Margin(2) Per Mcfe:
Revenue (pre-hedge)	$3.40	$3.70	$3.26	$4.78
Hedging impact	0.51	0.29	0.65	(0.40)
Lease operating expenses	(0.59)	(0.56)	(0.58)	(0.53)
Transportation	(0.25)	(0.28)	(0.25)	(0.34)
Gross G&A costs	(0.47)	(0.73)	(0.46)	(0.50)

Cash margin	$2.60	$2.42	$2.62	$3.01

Capital Expenditures, $MM:
Exploration:
Leasehold and G&G costs	$3.7	$1.8	$20.6	$10.3
Drilling	(0.8)	6.7	2.1	37.5
Development & other	12.4	34.4	45.3	72.7
Capitalized G&A and interest costs	2.9	2.6	7.0	8.4

SUB-TOTAL	18.2	45.5	75.0	128.9
Less property conveyances	--	--	(53.6)	(39.5)

TOTAL	$18.2	$45.5	$21.4	$89.4

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

Results of Operations for the Third Quarter of 2002

     Net production during the third quarter of 2002 was 9.6 billion cubic feet of natural gas equivalent (Bcfe) compared to 8.8 Bcfe during the same quarter of 2001.

     Hedging activities for the third quarter of 2002 increased our average realized natural gas and crude oil sales prices received by $0.66 per Mcf and $0.36 per Bbl and revenues by $4.8 million and $142,000, respectively. Hedging activities for the third quarter 2001 increased our average realized natural gas and crude oil prices by $0.55 per Mcf and $0.19 per Bbl, resulting in increases in revenue of $2.4 million and $0.2 million, respectively.

     Oil and gas revenues increased 7% to $37.6 million for the third quarter of 2002 from $35.1 million for the third quarter of 2001. The revenue increase reflected a 9% increase in production offset in part by a reduction in realized price compared to the $3.99 per Mcfe in the same period of 2001.

     Lease operating expenses increased 14% to $5.6 million for the third quarter of 2002, from $5.0 million for the third quarter of 2001, due to the addition of our King Kong / Yosemite project located in the Green Canyon Area.

     Transportation expenses decreased 4% to $2.4 million for the third quarter of 2002, from $2.5 million for the third quarter of 2001, due to reductions in production of our Black Widow field located in Ewing Bank 966.

     Depreciation, depletion, and amortization expense (DD&A) increased 16% to $18.1 million for the third quarter of 2002 from $15.6 million for the third quarter of 2001, as a result of an increase in the unit-of-production depreciation, depletion, and amortization rate to $1.88 per Mcfe from $1.78 per Mcfe and increased production.

     General and administrative expenses, which are net of overhead reimbursements received by us from other working interest owners, decreased 51% to $2.1 million for the third quarter of 2002 from $4.3 million for the third quarter of 2001, due primarily to severance payments made to terminated employees in 2001.

     Net Interest expense for the third quarter of 2002 increased 15% to $2.3 million from $2.0 million in the third quarter of 2001, due to less interest expense capitalized related to our unevaluated properties.

     Income before income taxes was $7.1 million for the third quarter of 2002 compared to $5.8 million in the third quarter of 2001.

Results of Operations for the First Nine Months of 2002

     Net production was 27.4 Bcfe for the first nine months of 2002 compared to 29.0 Bcfe for the same period of 2001. Total production for the full year of 2002 is expected to be approximately 38.5 Bcfe.

     Oil and gas revenues decreased 15% to $107.3 million for the first nine months of 2002 from $126.8 million for the comparable period of 2001, primarily due to a 11% decrease in realized prices to $3.91 per Mcfe in the first nine months of 2002 from $4.38 per Mcfe in the same period last year, and the production decreases.

     Hedging activities for the first nine months of 2002 increased our average realized natural gas sales price and increased our realized crude oil price received by $0.82 per Mcf and $1.51 per Bbl and revenues by $15.7 million and $2.1 million, respectively. Hedging activities for the first nine months of 2001 reduced our average realized natural gas and crude oil prices by $0.77 per Mcf and $0.07 per Bbl, resulting in reductions in revenue of $11.8 million and $0.2 million, respectively.

     Lease operating expenses increased 3% to $15.8 million for the first nine months of 2002, from $15.4 million for the comparable period of 2001, primarily due to the addition of our King Kong / Yosemite project located in the Green Canyon Area.

     Transportation expenses decreased 31% to $6.8 million for the first nine months of 2002, from $9.9 million for the same period of 2001, due to reductions in production from our Black Widow field located in Ewing Bank 966 and our Pluto field located in Mississippi Canyon 674.

     Depreciation, depletion, and amortization expense (DD&A) decreased 1% to $49.6 million for the first nine months of 2002 from $49.8 million for the comparable period of 2001, as a result of the decreases in production offset in part by an increase in the unit-of-production depreciation, depletion, and amortization rate to $1.81 per Mcfe from $1.72 per Mcfe.

     General and administrative expenses, which are net of overhead reimbursements received by us from other working interest owners, decreased 22% to $6.2 million for the first nine months of 2002 from $8.0 million for the comparable period of 2001, due primarily to severance payments made to terminated employees in 2001.

     Net Interest expense for the first nine months of 2002 increased 28% to $7.7 million from $6.6 million for the comparable period of 2001, primarily due to less interest capitalized related to our unevaluated properties.

     Income before income taxes was $19.0 million income for the first nine months of 2002 compared to $37.7 million for the same period of 2001.

Liquidity, Capital Expenditures and Capital Resources

     As of September 30, 2002, we had working capital of approximately $3.4 million, of which $11.4 million is restricted, compared to a working capital deficit of $19.6 million at December 31, 2001. The improvement in the working capital was primarily a result of the sale of 50% of the Company's working interest in its Falcon Project for approximately $53.6 million including reimbursements with a portion of the proceeds being used to repay the Revolving Credit Facility. We expect our 2002 capital expenditures, excluding capitalized general and administrative expenses, interest costs and proceeds from property conveyances (see “Note 2. Oil & Gas Properties”), to be approximately $101.9 million, which would exceed cash flow from operations. However, we believe that increased commodity prices and proceeds from property conveyances will result in sufficient cash flow to permit us to fund our remaining planned activities in 2002. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. Accordingly, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.

     The Company's Revolving Credit Facility matured in October 2002. We have begun discussions with other third party banks to provide a new revolving credit facility. As of September 30, 2002 there were no amounts outstanding under the Revolving Credit Facility. There is no assurance that a new credit facility will be obtained. In addition, our parent, Mariner Energy LLC, is currently obligated under a three-year unsecured term loan with an ENA affiliate. Mariner Energy LLC negotiated an extension of the ENA Affiliate Term Loan to March 20, 2004. In the event Mariner Energy LLC is unable to refinance or restructure its obligations prior to March 2004, Mariner Energy LLC would either default or be forced to sell its interest in the Company, or cause the Company to sell a substantial portion of its assets to repay its outstanding Senior Subordinated Notes so that it could distribute cash to Mariner Energy LLC to be used to repay the term loan. In the event of either a merger or consolidation of Mariner Energy LLC or the Company resulting in a change of control or a sale of all or substantially all of the Company's assets, holders of the Senior Subordinated Notes would have the right to require the Company to repurchase the Senior Subordinated Notes held by them at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest. Any such transaction would also trigger a mandatory prepayment of all amounts outstanding under the ENA Affiliate Term Loan. The Company's ability to pay dividends and make other distributions of cash to Mariner Energy LLC are generally restricted under the indenture governing the Senior Subordinated Notes. As a result, following any change of control transaction or sale of all or substantially all of its assets, the Company would most likely be required to repurchase any Senior Subordinated Notes tendered to it under the indenture and redeem the balance of the Senior Subordinated Notes outstanding as permitted under the indenture before it could distribute cash to Mariner Energy LLC to repay the ENA Affiliate Term Loan.

     Net cash provided by operating activities was $32.2 million in the first nine months of 2002, a decrease of $86.7 million from the same period of 2001. This decrease was attributable to an approximately $47.8 million decrease in operating cash flow before changes in operating assets and liabilities due to lower production, lower commodity prices and cash deposit requirements and an increase of $38.8 million in net cash caused by changes in working capital.

     Cash used in investing activities in the first nine months of 2002 decreased to $21.3 million from $89.4 million for the same period in 2001 due primarily to lower exploration expenditures and higher proceeds from property conveyances.

     Cash used by financing activities was $0 for the first nine months of 2002 compared to cash used of $30 million for the same period in 2001.

     Enron Bankruptcy - On December 2, 2001, Enron Corp. (“Enron”) and certain of its affiliates, including Enron North America Corp. (“ENA”), filed voluntary petitions for bankruptcy protection. The Company has been informed that of the various direct or indirect owners of Mariner, only Enron and ENA are debtors in the bankruptcy. We do not know at this time if any other owners of Mariner will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership (“JEDI”), which owns approximately 96% of the issued and outstanding equity of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by Enron and affiliates of ENA. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and the Company. Additionally, five of the Company's directors are officers of Enron or affiliates of Enron. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the minority shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

     Mariner Energy LLC's only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner.

     Management cannot predict with certainty what impact Enron's bankruptcy may have on Mariner. However, it does believe that the assets and liabilities of Mariner will not become part of the Enron estate in bankruptcy. Although JEDI owns 96% of Mariner Energy LLC's common shares, Mariner as a separate corporation owns or leases the assets used in its business and Mariner's management, separate from Enron, is responsible for Mariner's day-to-day operations. Contractual provisions restrict Enron access to Mariner assets. Mariner maintains its own accounting system as well as separate debt ratings. Mariner maintains its own separate and complete cash management system and finances its operations separately from Enron, on both a short-term and long-term basis. Mariner files a consolidated tax return with Mariner Energy LLC.

     Notwithstanding the above, Mariner may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. Portions following Enron-related disclosures are based on discussions with Enron's legal advisors and management, including members of Mariner's Board of Directors. Although Mariner management has implemented with Enron's legal advisor and management a systematic method of identifying Enron matters which may have a material impact on Mariner, management cannot provide any assurance as the completeness or accuracy of the information provided by or on behalf of Enron. In addition, Enron's legal advisors and management cannot represent that the information they provide is either complete or accurate.

     Controlled Group Liability - On November 12, 2002 Enron's legal advisors and management informed us that Mariner may be an Enron Corp. Controlled Group Member as defined under ERISA regulations due to Enron's indirect ownership interest in Mariner Energy LLC. Enron management has not made a final determination if Mariner is in fact a Controlled Group Member. Because of the lateness of this advisement, Mariner has not had the opportunity to review this issue and make its own determination as to whether it agrees or disagrees that Mariner is a Controlled Group Member. In the event Mariner is a Controlled Group Member the Company may have potential liability for certain employee benefit plan obligations of Enron discussed below.

     Pension Plans - Applicable federal law authorizes the Pension Benefit Guaranty Corporation (“PBGC”) to institute proceedings in federal district court for the termination of a pension plan if it determines the plan has failed to comply with minimum funding standards, the plan is or will be unable to pay benefits when due, or failure to terminate the plan may reasonably be expected to unreasonably increase the possible long-run loss to the PBGC. Federal law also authorizes the sponsor of a pension plan to terminate the plan at a time when the plan is underfunded, subject to PBGC approval.

     Based on discussions with Enron management, it is Mariner management's understanding that, as of December 31, 2001, the assets of Enron's pension plan (the “Enron Plan”) were less than the present value of all accrued benefits by approximately $90 million on a SFAS No. 87 basis and approximately $120 million on a plan termination basis. The Pension Benefit Guaranty Corporation (PBGC) insures pension plans, including the Enron Plan.

     Because the Enron Plan is underfunded and Enron is in bankruptcy, in certain circumstances the Enron Plan may be terminated and taken control of by the PBGC upon approval of a Federal District Court.

     Mariner's employees have not been participants in this plan. However, upon termination of a pension plan, all of the members of the controlled group of the plan sponsor become jointly and severally liable for the plan's underfunding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically arises against all of the assets of that member of the controlled group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the controlled group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically arises against the assets of every member of the controlled group. In either case, the PBGC may file to perfect the lien and attempt to enforce it against the assets of members of the Enron controlled group. Mariner has been informed by Enron that the lien would be subordinate to prior perfected liens on the assets of the member of the controlled group. Based on discussions with Enron's management, Mariner's management understands that Enron has made all required contributions to date through October 15, 2002. The next required contribution is due in the first quarter of 2003.

     Management cannot predict the outcome of the above matters or estimate any potential loss. In addition, if the PBGC did look solely to Mariner to pay any amount with respect to the Enron Plan, Mariner would exercise all legal rights, available to it to defend against such a demand and to recover any contributions from the other solvent members of the controlled group. No reserves have been established by Mariner for any amounts related to this issue.

     Retiree Health Benefits - Under COBRA, if certain retirees of Enron lose coverage under Enron's group health plan due to Enron's bankruptcy proceedings, they would be entitled to elect continuation of their health coverage in a group plan maintained by Enron or a member of its controlled group. Mariner's employees have not participated in this plan. Mariner management understands, based on discussions with Enron management, that Enron had provided a plan for retiree health insurance and that the actuarial liability for such coverage was approximately $70 million as of December 31, 2001. Management further understands that to meet its obligation, Enron, at December 31, 2001, had set aside approximately $34 million of assets in a VEBA trust, which may be protected under ERISA from Enron's creditors, leaving an unfunded liability of approximately $36 million.

     In the event that Enron terminates its retiree group health plan, the retirees must be provided the opportunity to purchase continuing coverage from Enron's group health plan, if any, or the most appropriate existing group health plan of another member of the Enron controlled group. Retirees electing to purchase COBRA coverage would be provided the same coverage that is provided to similarly situated retirees under the appropriate existing plan. Retirees electing to purchase COBRA coverage would be required to pay for the coverage, up to an amount not to exceed 102% of the cost of coverage for similarly situated beneficiaries. Retirees are not required to purchase coverage under COBRA. Retirees may, instead, shop for coverage from third party sources and determine which is the least expensive coverage.

     Management cannot predict the outcome of the above matter or estimate any potential loss. However, management believes that in the event Enron terminates coverage, any liability to Mariner associated with the number of retirees that choose to remain under Enron's retiree health plan will not be material. No reserves have been established by Mariner for any amounts related to this issue.

     Mariner has also been informed by Enron management that Enron has contacted the PBGC as well as Unsecured Creditors Committee regarding their intention to terminate the Enron's Pension Plan, subject to approval by such parties, the bankruptcy court and authorization to fully fund the Enron Plan in accordance with its terms. If approved Enron would fully fund the Enron Plan in accordance with the terms, without any liability to Mariner. Enron has also stated that it believes it has the necessary funds to consummate such a termination. In addition to the extent that entities in the Controlled Group are sold prior to termination of the Plan, proceeds of the sale of such entities could be put into escrow to satisfy this liability. Enron estimates proceeds from such sale of Enron Control Group entities far exceed any plan obligations.

     Sale of Enron Interest in Mariner

     On May 3, 2002, Enron presented to its Unsecured Creditors' Committee a proposal under which certain of Enron's core energy assets, including JEDI's ownership of Mariner Energy LLC, would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. If Enron's proposal were to be adopted, the inclusion of the equity interest in Mariner Energy LLC currently held by JEDI in the new company would be subject to potential sale to a different buyer under an auction process. Enron's proposal has not been endorsed or approved by its Unsecured Creditors' Committee and is one of many options Enron may pursue.

     On August 27, 2002, Enron announced that it has commenced a formal sales process for its interests in certain major assets, including JEDI's ownership of Mariner Energy LLC. In its announcement, Enron indicated that it is extending invitations to visit electronic data rooms containing information on 12 of its most valuable businesses to a broad universe of potential bidders with whom Enron has executed confidentiality agreements.

     Enron and its advisors, in consultation with the Unsecured Creditors' Committee and its advisors, will evaluate all offers received to determine the combination of bids that maximizes the value of all assets.

     Enron and its advisors received initial indications of interest in October 2002. Enron has stated that it reserves the right not to sell any of its assets if the bids received are not deemed fully reflective of the assets' value.

     There can be no assurance as to whether JEDI's ownership of Mariner Energy LLC will be sold to a bidder in the auction process described above or ultimately be included in a new integrated power and pipeline company under the proposal presented by Enron to its Unsecured Creditors' Committee in May 2002. Until these processes result in a filing with the Bankruptcy Court overseeing Enron's bankruptcy, management cannot assess its impact on Mariner's business and operations.

     Mariner Energy LLC

     ENA Affiliate Term Loan - In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $157.7 million as of September 30, 2002, is due March 20, 2004. In conjunction with the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

     Covenants in Mariner's Senior Subordinated Notes restrict the funds of Mariner that can be distributed to Mariner Energy LLC. Accordingly, Mariner Energy LLC may be restricted in its ability to repay its term loan held by an ENA affiliate (see below “ENA Affiliate Term Loan”) or to distribute earnings to its shareholders. Mariner Energy LLC has successfully obtained an extension of the ENA Affiliate Term Loan to March 20, 2004. In the event Mariner Energy LLC is unable to restructure or extend the maturity of its obligations prior to March 2004 it would either default under the ENA Affiliate Term Loan or be forced to sell its interest in Mariner or cause Mariner to sell a substantial portion of its assets to repay any outstanding Senior Subordinated Notes so that it could distribute any remaining cash proceeds to Mariner Energy LLC to be used to repay the ENA Affiliate Term Loan.

     We have been informed by Enron's legal advisors and management that the Term Loan and warrants were transferred from ENA to an ENA affiliate, which affiliate is part of a finance structure formed by ENA. Because debt obligations of the finance structure are in default and ENA therefore does not have complete control over decisions made by the ENA affiliate, it may be difficult for Mariner Energy LLC to obtain any consents, waivers or amendments needed from the ENA affiliate in connection with the Term Loan or the warrants.

     Mariner Energy, Inc.

     Oil and Gas Production Sales to ENA or Affiliates - During the three years ending December 31, 2001, 2000 and 1999, sales of oil and gas production to ENA or affiliates were $50.2 million, $73.4 million and $16.2 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA. As of September 30, 2002, we had an outstanding receivable for $3.0 million from ENA. This amount was not paid as scheduled and is still outstanding. Mariner has submitted a proof of claims to the bankruptcy court for amounts owed under this agreement. The Company has estimated 90% of this balance is uncollectible and has recorded an allowance and related expense for $2.7 million.

     Accounting for Price Risk Management Activities - Mariner engages in price risk management activities from time to time. These activities are intended to manage Mariner's exposure to fluctuations in commodity prices for natural gas and crude oil. The Company primarily utilizes price swaps and costless collars as a means to manage such risk. Historically, all of the Company's hedging contracts were with ENA. As a result of ENA's bankruptcy, the contracts are currently in default. The November 2001 through April 30, 2002 settlements for oil and gas have not been collected. In addition, on May 14, 2002 the Company elected under its Master Service Agreement with ENA to terminate all open contracts. The effect of this termination is to fix the nominal value on all remaining contracts on May 14, 2002. Subsequent to this termination, the value of all oil and natural gas unpaid hedge contracts was $7.7 million. The Company has estimated 90% of this balance is uncollectible and has recorded an allowance and related expenses of $7.0 million. Mariner has submitted a proof of claims to the bankruptcy court for amounts owed under this agreement. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, we have de-designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in earnings of the Company. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income ("AOCI"), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. For the nine-months ending September 30, 2002 approximately $18.2 million has reversed out to earnings. As of September 30, 2002, $7.6 million remained in AOCI to be reversed out to earnings during the contract periods covering October 1, 2002 through December 31, 2003 (see Note 7).

     The following table sets forth the results of hedging transactions during the periods indicated that were made with ENA, all amounts shown are non-cash items:

	NINE-MONTHS ENDED SEPTEMBER 30,

	2002	2001

Natural gas quantity hedged (Mmbtu)	5,294	13,741
Increase (decrease) in natural gas sales (in thousands)	$15,742	$(11,750)
Crude oil quantity hedged (MBbls)	454	414
Increase in crude oil sales (in thousands)	$2,435	$162

     Supplemental Affiliate Data - provided below is a supplemental balance sheet and income statement for affiliate entities:

	SEPTEMBER 30, 2002		DECEMBER 31, 2001
BALANCE SHEET DATA		AMOUNTS (In Millions)		AMOUNTS (In Millions)
RELATED PARTY RECEIVABLE:
Derivative Asset			$2.5
Settled Hedge Receivable	$0.7		0.4
Oil and Gas Receivable	$0.3	1.0	0.3	3.2
ACCRUED LIABILITIES:
Transportation Contract	0.1		0.9
Service Agreement	0.5	0.6	0.3	1.2
STOCKHOLDER'S EQUITY:
Common Stock	$.001		$.001
Additional Paid in Capital	$227.3	$227.3	$227.3	$227.3
		NINE-MONTHS ENDED SEPTEMBER 30,
INCOME STATEMENT DATA
Oil and Gas Sales		$69.3 (1)		$49.1
General and Administrative Expenses		0.4		--
Transportation Expenses		1.8		3.4
Unrealized loss and other non-cash derivative instrument adjustments		2.2		--
  (1) Oil and gas sales for nine months ending September 30, 2002 were made with an entity in which Enron holds a minority interest.

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

Current Hedging Activity

     On June 28, 2002 the Company commenced price risk activities with a third party. These activities are intended to manage the Company's exposure to fluctuations in commodity prices for natural gas and crude. As of September 30, 2002 the Company had the following fixed price swaps outstanding.

TIME PERIOD	NOTIONAL QUANTITIES	FIXED PRICE	SEPTEMBER 30, 2002 FAIR VALUE
			(MILLIONS)
Crude Oil (MBbl)
October 1, 2002 - December 31, 2003
Fixed Price Swap	686	$24.32	$(1.5)
October 1, 2002 - December 31, 2003
Fixed Price Swap	229	$25.14	(0.3)
Natural Gas (MMbtu)
January 1, 2003 - December 31, 2003
Fixed Price Swap	7,300	$3.54	(3.8)
Fixed Price Swap	7,300	$3.60	(3.4)

			$(9.0)

     The following table sets forth the results of hedging transactions during the periods indicated that were made with non-Enron related parties.

	SEPTEMBER 30,
	2002	2001
Natural Gas
Quantity hedged (MMbtu)	--	--
Increase (Decrease) in natural gas sales (in thousands)	--	--
Crude Oil
Quantity hedged (MBbls)	169	--
Increase (Decrease) in crude oil sales (in thousands)	$(325)	--

     As a result of these swaps and other hedging transactions the Company will have approximately 11% of the remainder of 2002 production subject to hedges and 31% of 2003 production subject to hedges. Mark to market value changes approximately $8.4 million for every 10% overall change in commodity prices.

     The Company has reviewed the financial strength of its counterparts and believes credit risk to be minimal. As of September 30, 2002 the Company had on deposit, classified as restricted cash, $11.4 million with the third party for collateral. This collateral included $7.4 million in initial margin consisting of a $5 million letter of credit and $2.4 million in cash and $9 million in mark-to-market exposure. Initial margin decreases as contracts settle. The Company's letter of credit expired on October 1, 2002. The Company replaced the letter of credit with a $5 million cash deposit.

New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, we include estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense. We are evaluating the impact the new standard will have on our financial statements and at this time we cannot reasonably estimate the effect of the adoption of this statement.

     In April 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment to FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Board Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position, results of operations or cash flows.

     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

PART I - FINANCIAL INFORMATION

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

     See Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Vice President of Finance & Administration have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act. Although the Company's Chief Executive Officer and Vice President - Finance & Administration have concluded that the disclosure controls and procedures are effective, disclosures relating to Enron and the effects of its bankruptcy on Mariner were provided by Enron's management and its legal advisors. These parties do not represent the information they provide is either complete or accurate. The Chief Executive Officer and Vice President - Finance & Administration rely on the information they provide for disclosure purposes.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings      MMS Appeal- Mariner operates numerous properties in the Gulf of Mexico. Three of such properties were leased from the Mineral Management Service subject to the 1996 Royalty Relief Act. This act relieved the obligation to pay royalties on certain predetermined leases until a designated volume is produced. These three leases contained language which limited royalty relief if commodity prices exceeded predetermined levels. Beginning in January 2000 commodity prices exceeded the predetermined levels. Management believes the MMS did not have the authority to set pricing limits, filed an administrative appeal with the MMS and has withheld royalties regarding this matter. The Company has recorded a liability for 100% of the exposure on this matter which on September 30, 2002 was $8.8 million. If commodity prices remain below 2002 predetermined pricing levels, approximately $3.8 million of the amount may not be due to the MMS.

Item 2.      Changes in Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K

10.1	First Amendment to Term Loan Agreement between Mariner Energy LLC and ECTMI Trutta Holdings LP dated September 6, 2002
99.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Scott D. Josey (Chairman / CEO)
99.2	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael A. Wichterich (Vice President - Finance & Administration)
(b)	The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINER ENERGY, INC.
Date: November 19, 2002	/s/ Michael A. Wichterich

Michael A. Wichterich Vice President of Finance and Administration (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

CERTIFICATION OF
CHAIRMAN OF THE BOARD / CEO

I, Scott D. Josey, certify that:

1.      I have reviewed this quarterly report on Form10-Q of Mariner Energy, Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Scott D. Josey

Scott D. Josey Chairman of the Board / CEO

CERTIFICATION OF
VICE PRESIDENT - FINANCE & ADMINISTRATION

I, Michael A. Wichterich, certify that:

1.      I have reviewed this quarterly report on Form10-Q of Mariner Energy, Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Michael A. Wichterich

Michael A. Wichterich Vice President - Finance & Administration