Form 10-K
period 2002-12-31
MARINER ENERGY INC
filed 2003-04-16
CIK 1022345

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                         2101 CITYWEST BLVD., SUITE 1900
                              HOUSTON, TEXAS 77042
           (Address of principal executive offices including Zip Code)

                                 (713) 954-5500
                         (Registrant's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

         Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This annual report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of August 1, 1996, under which the Company is the issuer of certain debt.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes[ ] No [X]

         The aggregate market value of the 1380 shares of voting stock held by affiliates of registrant as of June 28, 2002 (the last business day of the most recently completed second quarter) is indeterminable, as there is no established public trading market for the registrant's common stock.

         As of March 4, 2003, there were 1,380 shares of the registrant's common stock outstanding. See Part III, Item 13. "Certain Relationships and Related Party Transactions" related to common stock ownership and other entities related to registrant.

================================================================================

                                TABLE OF CONTENTS

Item                                                                                                              Page
----------------------------------------------------------------------------------------------------------------------
PART I                                                                                                               3
   ITEMS 1. AND 2. BUSINESS AND PROPERTIES                                                                           4
      (a)     Overview                                                                                              46
      (b)     Recent Events                                                                                          6
      (c)     Business Strategy                                                                                      6
      (d)     Reserves                                                                                               7
      (e)     Oil and Gas Properties                                                                                 8
      (f)     Production                                                                                            11
      (g)     Productive Wells                                                                                      11
      (h)     Acreage                                                                                               12
      (i)     Drilling Activity                                                                                     13
      (j)     Marketing, Customers and Hedging Activities                                                           13
      (k)     Competition                                                                                           14
      (l)     Royalty Relief                                                                                        15
      (m)     Regulation                                                                                            15
      (n)     Employees                                                                                             18
   ITEM 3.  LEGAL PROCEEDINGS                                                                                       18
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     18
PART II                                                                                                             19
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                   19
   ITEM 6.  SELECTED FINANCIAL DATA                                                                                 20
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   20
      (a)     Introduction                                                                                          20
      (b)     General                                                                                               20
      (c)     Recent Events                                                                                         21
      (d)     Enron-Control Relationships and Related Party Transactions                                         22-28
      (e)     Risk Factors                                                                                       28-32
      (f)     Critical Accounting Policies and Estimates                                                         34-32
      (g)     Results of Operations                                                                              34-36
      (h)     Liquidity and Capital Resources                                                                    36-39
      (i)     Contractual Commitments                                                                               40
      (j)     Recent Accounting Pronouncements                                                                      40
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                               41
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                          41-42
   ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE                                42-68
   44PART III                                                                                                       69
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                     69
   ITEM 11.  EXECUTIVE COMPENSATION                                                                                 71
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                         74
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS                                                   75
   Item 14.  Control & Procedures                                                                                   82
PART IV                                                                                                             82
   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                        82
   GLOSSARY                                                                                                         86

                                     PART I

         Mariner Energy, Inc. ("Mariner" or the "Company") has provided definitions for some of the natural gas and oil industry terms used in this report in the "Glossary" on page 82.

              Cautionary Statement About Forward-Looking Statements

         Some of the information in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The forward-looking statements speak only as of the date made, and we undertake no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events and subject to uncertainties. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to the following matters:

    - Impact of bankruptcy proceedings related to our ultimate parent, Enron Corp. and affiliates;

    - cash flow and liquidity;

    - financial position;

    - business strategy;

    - budgets;

    - amount, nature and timing of capital expenditures, including future development costs;

    - drilling of wells;

    - natural gas and oil reserves;

    - timing and amount of future production of natural gas and oil;

    - operating costs and other expenses;

    - prospect development and property acquisitions; and

    - marketing of natural gas and oil.

         Numerous important factors, risks and uncertainties may affect our operating results, including:

    - The risks associated with exploration;

    - the ability to find, acquire, market, develop and produce new properties;

    - natural gas and oil price volatility;

    - uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

    - operating hazards attendant to the natural gas and oil business;

    - downhole drilling and completion risks that are generally not recoverable from third parties or insurance;

    - potential mechanical failure or under-performance of significant wells;

    - climatic conditions;

    - availability and cost of material and equipment;

    - delays in anticipated start-up dates;

    - Loss of Royalty Relief on certain blocks

    - actions or inactions of third-party operators of our properties;

    - the ability to find and retain skilled personnel;

    - availability of capital;

    - the strength and financial resources of competitors;

    - regulatory developments;

    - environmental risks; and

    - general economic conditions.

         Any of the factors listed above and other factors contained in this annual report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot provide assurance that future results will meet our expectations. You should pay particular attention to the risk factors and cautionary statements described under "Risk Factors" in "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Since 1996, we significantly increased our focus in the Gulf of Mexico. Currently our strategy is to primarily focus our exploration efforts on Gulf of Mexico shelf (less than 1000 feet water depth) prospects with a secondary focus on Gulf of Mexico deepwater (greater than 1000 feet) opportunities leveraging our expertise in deepwater subsea field development technology that were tiebacks to near existing infrastructures (offshore platforms). Management believes that no other U.S. independent oil and gas exploration company has more experience then Mariner utilizing this technology in deepwater. In addition we operate the onshore Aldwell field located West Texas comprised of 80 producing wells and over 100 undeveloped locations

         During 2002, we drilled 6 exploratory wells with 2 successes. We also commenced a 42 well drilling program in the Aldwell unit and as of December 31, 2002, 8 wells were completed and on production. Ryder Scott Company estimated that we had proved reserves of 202 Bcfe before the sale of our remaining interest in the Falcon Corridor (see Recent Events) as of December 31, 2002, of which 67% were natural gas and 33% were oil and condensate. Proved reserves included net reserve additions of 39 Bcfe, representing 100% of 2002's Company's production.

         We expect our production for 2003 to be slightly lower than 2002's average rate of 100 MMcfe per day, after the sale of our remaining interest in the Falcon Corridor (see Recent Events). Our 2003 production rate is expected to average 93 Mcfe per day. As of March 4, 2003, our daily production was 98 Mcfe.

         In 2003, we expect to drill 8 to 12 exploratory wells. As of March 20, 2003 we have drilled three exploratory wells of which two have been successful (see Recent Events). Development activities in 2003 include the completion of our Roaring Fork and Vermillion 144 projects and development of the Swordfish discovery and several development wells in currently producing fields.

         We anticipate capital expenditures for 2003, before capitalized indirect costs and proceeds from property conveyances of $103 million, to be approximately $41 million for leasehold acquisition, exploration drilling and $62 million for development projects, compared to our 2002 capital expenditures of approximately $96.4 million, before capitalized indirect costs and proceeds from property conveyances of $52.3 million. We expect to fund our capital expenditures by a combination of internally generated cash flow and proceeds from property conveyances, including the recently-announced sale of our remaining interest in the Falcon development project.

         The following table sets forth certain summary information with respect to our oil and gas activities and results during the five years ended December 31, 2002. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission, which requires the application of year-end oil and natural gas prices, held constant throughout the projected reserve life. The year-end oil and gas prices utilized do not include any impact relating to hedging activities. See "Reserves" later in this item and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                         YEAR ENDING DECEMBER 31,
                                                             (dollars in millions unless otherwise indicated)
                                                         ---------------------------------------------------------
                                                           2002        2001        2000          1999        1998
                                                         ------       ------     --------       ------      ------
PROVED RESERVES:
   Oil (MMbbls).......................................     11.0         10.1         12.4          9.9         9.4
   Natural gas (Bcf)..................................    136.1        176.5        129.3        118.8       128.9
   Natural gas equivalent (Bcfe)......................    202.2        237.1        203.6        178.4       185.1
PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES (1)       $515.0       $232.0     $1,043.2       $211.2      $147.6

ANNUAL RESERVE REPLACEMENT RATIO (2)                        1.0          3.2          1.7          1.3         2.0

CAPITAL EXPENDITURES AND DISPOSAL DATA:
   Capital costs incurred.............................   $106.1       $164.5     $  108.1       $ 81.5      $141.9
   Proceeds from property conveyances.................    (52.3)       (90.5)       (29.0)       (19.8)         --
                                                         ------       ------     --------       ------      ------
   Capital costs net of proceeds from property
     conveyances......................................     53.8         74.0         79.1         61.7       141.9
                                                         ------       ------     --------       ------      ------
PERCENTAGE OF NET CAPITAL COSTS ATTRIBUTABLE TO:
   Lease acquisition..................................     14.0%         5.4%        10.5%        12.8%       30.4%
   Exploratory drilling, geological and geophysical...     24.3%        35.0%        19.6%        16.6%       25.1%
   Development and other..............................     61.7%        59.6%        69.9%        70.6%       44.5%

PRODUCTION:
   Oil (MMbls)........................................      1.7          3.0          1.8          0.6         0.8
   Natural gas (Bcf)                                       29.6         18.8         25.7         21.1        19.5
   Natural gas equivalent (Bcfe)......................     39.8         36.7         36.3         24.9        24.2

AVERAGE REALIZED SALES PRICE PER UNIT
(excluding the effects of hedging):
   Oil ($/Bbl)........................................   $21.60       $22.41     $  29.53       $17.53      $12.99
   Natural gas ($/Mcf)................................     3.35         4.86         4.07         2.48        2.33
   Gas equivalent ($/Mcfe)............................     3.41         4.31         4.32         2.58        2.30

AVERAGE REALIZED SALES PRICE PER UNIT
(including the effects of hedging):
   Oil ($/Bbl)........................................   $22.85       $23.22     $  21.54       $14.11      $12.99
   Natural gas ($/Mcf)................................     4.03         4.57         3.24         2.16        2.45

   Gas equivalent ($/Mcfe)............................     3.97         4.22         3.24         2.19        2.40

EXPENSES ($/MCFE):
   Lease operating....................................   $ 0.65       $ 0.55     $   0.47       $ 0.46      $ 0.41
   Transportation.....................................     0.26         0.33         0.22         0.08        0.05
   General and administrative, net....................     0.19         0.25         0.18         0.22        0.20

         (1) Discounted at an annual rate of 10%. See "Glossary" included elsewhere in this annual report for the definition of "present value of estimated future net revenues".

         (2) The annual reserve replacement ratio for a year is calculated by dividing aggregate reserve additions, including revisions, on a Mcfe basis for the year by actual production on a Mcfe basis for such year.

(b) RECENT EVENTS

         On March 20, 2003, with bids totaling $3.9 million net to us, we were the apparent high bidder solely or with industry partners, on 11 out of 11 blocks on which we and our partners submitted bids in the Central Gulf of Mexico Oil and Gas Lease Sale 185 held on that date. The blocks are in water depths ranging from approximately 20 feet to 1,500 feet. Mariner has a 100% working interest in five of the block and a 50% working interest in six blocks.

         In January 2003 we made a deepwater Gulf of Mexico Discovery at "Harrier", East Breaks 759, and a shelf Gulf of Mexico discovery at Vermillion
144. Harrier was drilled in 4,100 feet of water to a total measured depth of 9,510 feet and encountered 315 net feet of gas pay. Mariner Energy holds a 25% working interest. Vermilion 144 was drilled in 87 feet of water to a total measured depth of 16,522 feet and encountered 90 net feet of pay. Mariner Energy is operator with a 42% working interest. First production is expected in June 2003.

         In March 2003, we sold our remaining 25% working interest in our Falcon and Harrier discoveries and surrounding blocks, located in East Breaks area in the western Gulf of Mexico, for $121.6 million. We retained a 4 1/4 percent overriding royalty interest on seven non-producing blocks. The proceeds from the sale are expected to be used for debt reduction, capital expenditures, and other corporate purposes. At December 31, 2002, the Falcon project had 33.3 Bcfe assigned as proven oil and gas reserves to our interest.

(c) BUSINESS STRATEGY

         Our business strategy is to increase reserves, production and cash flow by emphasizing growth through the drillbit. Our strategy consists of the following elements:

- BULK SEISMIC PURCHASES. In 2001 and the first quarter of 2002, we acquired three bulk seismic databases covering blocks in both the shelf and deepwater Gulf of Mexico. We believe maintaining a large 3-D seismic database allows us to identify high quality exploratory prospects. This seismic data allows us to better understand the geology before selecting prospects and increases the probability of accurately identifying the hydrocarbon-bearing zones.

- DIVERSIFY OUR PORTFOLIO. Currently, we maintain a significant amount of both shelf and deepwater Gulf of Mexico lease positions. Our strategy is to allocate approximately 30% to 40% of our capital budget for moderate risk exploration opportunities on both the Shelf and Deepwater. Shelf wells are less expensive, lower risk, and can be connected to market relatively quickly compared to Deepwater wells; however, the reserve targets are typically smaller than in the Deepwater. To manage the typical higher cost of Deepwater projects we focus on projects that will most likely utilize subsea tie back technology. Management believes that no other U.S. independent oil and gas company has utilized this technology more than Mariner. We believe this gives us a competitive advantage. In addition, we plan allocate 60% to 70% of our capital budget to develop our existing asset base to realize full asset value. This includes development of our Swordfish and Roaring Fork projects as well as our onshore infill drilling program at our Aldwell field located in West Texas.

- REDUCE DEPENDENCE ON CAPITAL INFUSIONS AND BORROWINGS. Historically, we have been required to sell various properties in order to manage our cash flow. In 2002, we sold half of our 50% working interest in our Falcon project for $52.3 million. This sale allowed us to maintain a high level of exploratory activity in addition to repaying our Revolving Credit Facility. In March 2003, we sold our remaining 25% working interest in our Falcon and Harrier projects for $121.6 million. The proceeds of the sale are expected to be used to reduce our corporate debt, maintain an active exploration program and other corporate purposes. We will continue to consider monetizing assets to achieve high rates of returns for our shareholders and reduce our overall risk profile.

- INTERNALLY GENERATE MOST OF OUR PROSPECTS. By internally generating most of our prospects, we believe we have better control over the quality of the prospects in which we participate, thereby increasing our chances for commercial success. Our geoscientists average more than 20 years of experience in the exploration and production business, including extensive experience in the Gulf and with major oil companies. Through our technical staff's understanding of the geology and geophysics of the Gulf, we intend to continue to generate the majority of our prospects internally.

- CONTROL ADMINISTRATIVE COSTS. In order for us to be competitive, we understand we must control administrative costs. In 2002, we continued to reduce our workforce and have caused an approximate 40% reduction since third quarter of 2001. We believe these reductions will allow us to control costs while maintaining necessary technical expertise. In addition, we expect to continue to generate reimbursements of costs through joint ventures with partners.

(d) RESERVES

         The following table sets forth certain information with respect to our proved reserves by geographic area as of December 31, 2002. Reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission which requires the application of year-end prices held constant throughout the projected reserve life. The reserve information as of December 31, 2002 is based upon a reserve report prepared by the independent petroleum consulting firm of Ryder Scott Company, independent reserve engineers. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Therefore, without reserve additions in excess of production through successful exploration and development activities, the Company's reserves and production will decline. See Note 11 to the Financial Statements included elsewhere in this Annual Report for a discussion of the risks inherent in oil and natural gas estimates and for certain additional information concerning the proved reserves.

                                                            AS OF DECEMBER 31, 2002
                                                            -----------------------

                                                                                         PRESENT VALUE OF
                                      PROVED RESERVE QUANTITIES                 ESTIMATED FUTURE NET RESERVES(1)
                               ------------------------------------         ----------------------------------------
                                                                                      DOLLARS IN MILLIONS
                                  OIL        NATURAL GAS      TOTAL         ----------------------------------------
      GEOGRAPHIC AREA          (MMBbls)         (Bcf)        (Bcfe)         DEVELOPED       UNDEVELOPED        TOTAL
      ---------------          --------      -----------     ------         ---------       -----------       ------
Deepwater Gulf.............       3.2            92.0        111.2            175.6         $   147.8         $323.4

Gulf Shallow Water and
   Gulf Coast Onshore......       1.9            14.0         25.4             24.8              55.6           80.4

Permian Basin..............       5.9            30.1         65.5             43.8              67.4          111.2
                                 ----           -----        -----          -------         ---------         ------

      Total................      11.0           136.1        202.1          $ 244.2         $   270.8         $515.0
                                 ====           =====        =====          =======         =========         ======

Proved Developed Reserves..       3.6            64.6         86.1          $ 240.0
                                 ----           -----        -----          -------

(1) Discounted (at 10%) present value as of December 31, 2002 (year-end prices held constant).

         Our estimates of proved reserves set forth in the foregoing table do not differ materially from those filed by us with other federal agencies.

(e) OIL AND GAS PROPERTIES

         (i) SIGNIFICANT PROPERTIES WITH PROVED RESERVES AS OF DECEMBER 31, 2002

         We own oil and gas properties, both producing and non-producing, onshore in Texas and offshore in the Gulf, primarily in federal waters. Our 10 largest producing properties, as shown in the following table, accounted for approximately 93% of the Company's proved reserves as of December 31, 2002.

                                                                                                        DATE             NET
                                                            MARINER   APPROXIMATE                    PRODUCTION         PROVED
                                                            WORKING      WATER         PRODUCING      COMMENCED/       RESERVES
                                            OPERATOR       INTEREST   DEPTH (FEET)      WELLS(3)       EXPECTED         (BCFE)
                                           ----------      --------   ------------     ---------     -----------       --------
DEEPWATER GULF:
  East Breaks 579 (Falcon)(1)...........   Pioneer            25%         3,400             -     2nd quarter 2003        33.3
  Green Canyon 472 (King Kong)..........   AGIP               50%         3,900             2     February 2002           21.1
  Mississippi Canyon 718 (Pluto)........   Mariner            51%         2,710             1     December 1999            8.2
  Ewing Bank 966 (Black Widow)..........   Mariner            69%         1,850             1     October 2000            10.1
  Green Canyon 516 (Yosemite)...........   AGIP               44%         3,850             1     April 2002              15.1
  Viosca Knoll 917 (Swordfish)..........   Mariner            15%         4,200             1     2nd quarter 2004         9.9
  Mississippi Canyon 322 (Crater Lake)     Walter O&G         40%           700             -     February  2002           3.8

GULF SHALLOW WATER AND GULF COAST
ONSHORE:
  South Timbalier 316 (Roaring Fork)....   Westport           20%           450             -     4th quarter 2003        15.5
  Brazos A-105..........................   Unocal           12.5%           192             4     January 1993             4.3

PERMIAN BASIN OF WEST TEXAS:
  Spraberry Aldwell Unit(2).............   Mariner          70.3%       Onshore            91           1949              65.1

OTHER PROPERTIES:                          --                 --             --            36             --              15.7
                                                                                          ---                            -----
TOTAL PROVED RESERVES:                                                                    137                            202.1
                                                                                          ===                            =====

(1) In March 2003 our remaining 25 working interest was sold for $121.6 million.

(2) We operate the unit and own working interests in individual wells ranging from approximately 33% to 84%.

(3) Producing wells or wells capable of producing.

Following is additional information regarding the properties in the table shown above.

GULF OF MEXICO

         East Breaks 579 (Falcon) Mariner generated and acquired the Falcon prospect at a federal lease sale in August 1997. Currently Mariner has a 25% working interest in this Pioneer operated discovery located in the deepwater Gulf of Mexico 95 miles southeast of Corpus Christi, Texas in a water depth of 3,400 feet. In April 2001, the Mariner EB 579 #1 well was drilled and yielded a significant discovery that was sanctioned for development in October of the same year. Estimated net proved reserves from Falcon are 33.3 Bcfe. First production is anticipated to commence in March of 2003. (also see "Recent Events").

         Green Canyon 472 / Green Canyon 516 (King Kong / Yosemite) In July 2000, we entered into an agreement to acquire Shell Exploration and Production Company's 50% working interest in the "King Kong" Gulf of Mexico development project. The project is located in approximately 3,900 feet of water in Green Canyon Blocks 472 and 473, approximately 150 miles southeast of New Orleans. We purchased Shell's interest for an undisclosed amount of cash and overriding royalty interest in the field, and have been named operator for development of the project. Agip Petroleum Co. Inc., as a successor to British Borneo, owns the remaining 50% working interest. This project began production in February 2002 and it ties back 16 miles to the Allegheny mini-TLP operated by Agip. In 2001 we drilled our "Yosemite" exploration prospect located adjacent to King Kong in Green Canyon Block 516. Yosemite is jointly developed with King Kong. As of December 31, 2002 the fields have produced 18.7 Bcfe net to us with the combined projects having an estimated net remaining proved reserves of 36.2 Bcfe.

         Mississippi Canyon 718 (Pluto) We acquired a 30% interest in this project in 1997, two years after British Petroleum discovered gas on the project. We later increased our ownership to 97%, acquiring operatorship and gaining overall control of project planning and implementation. In 1998, we increased our working interest to 100% and submitted a deepwater royalty relief application that was granted in July 1999. Due to high natural gas commodity prices, however, royalty relief did not apply to natural gas production in 2000 or 2001. In June 1999, we sold a 63% working interest in the project to Burlington Resources, Inc., reducing our working interest to 37%. After project payout, which occurred in the third quarter of 2000, our working interest increased to 51% and Burlington's working interest decreased to 49%. We developed the field with a single subsea well which is located in the Gulf approximately 150 miles southeast of New Orleans, Louisiana at a water depth of 2,710 feet and a flow line tied back approximately 29 miles to a production platform on the shelf. Production began on December 29, 1999 and through December 31, 2002 the field produced net 30.8 Bcfe and has an estimated remaining net proved reserves of 8.2 Bcfe, 60% of which was natural gas.

         Ewing Bank 966 (Black Widow) We acquired the Black Widow prospect at a federal offshore Gulf lease sale in March 1997. We operate and have a 69% working interest in this project, which is located in the Gulf approximately 130 miles south of New Orleans, Louisiana at a water depth of approximately 1,850 feet. In early 1998, we drilled a successful exploration well on the prospect. We commenced production in the fourth quarter of 2000 via subsea tieback to an existing platform, and the field has produced through December 31, 2002 net 22.3 Bcfe. Estimated remaining net proved reserves from Black Widow are approximately
10.1 Bcfe, 87.6% of which is oil.

         Viosca Knoll 917 (Swordfish) Mariner entered into a farmout agreement with BP (Amoco) in September 2001 to drill the Swordfish prospect. We operate and have a 15% working interest in this project, which is located in the deepwater Gulf of Mexico 105 miles southeast of New Orleans, Louisiana in water depths that range from 4,200 feet. In November and December of 2001, Mariner drilled two successful exploration wells on the prospect. Estimated net proved reserves for the Swordfish prospect are 9.9 Bcfe. First production is anticipated to commence in the second quarter of 2004.

         Mississippi Canyon 322 (Crater Lake) Mariner generated and acquired the Crater Lake prospect at a federal sale in March of 1998. Mariner has a 40% working interest in this Walter Oil & Gas operated project, which is located in the deepwater Gulf of Mexico 75 miles southeast of New Orleans, Louisiana in a water depth of 700 feet. In May of 2001, Walter Oil and Gas drilled a successful exploration well and a successful appraisal that were later completed. First production from the initial discovery well began February 2002. Production from the second well will begin upon depletion of the initial well. The field has produced through December 31, 2002 net 1.0 Bcfe with the estimated net proved remaining reserves from Crater Lake at 3.8 Bcfe.

         South Timbalier 316 (Roaring Fork) Mariner entered into a farmout agreement with Westport and Samedan in October 2001 to participate in the drilling of the Roaring Fork prospect. Mariner has a 20% working interest in this Westport operated project, which is located in the Gulf of Mexico 135 miles south of New Orleans, Louisiana in a water depth of 450 feet. Westport drilled a successful exploration well on the prospect followed by two successful appraisal wells. The estimated net proved reserves for the Roaring Fork prospect are 15.5 Bcfe. First production is anticipated to commence in the fourth quarter of 2003.

         Brazos A-105 We generated the Brazos A-105 prospect and own a 12.5% working interest in this Unocal-operated property, which commenced production in January 1993. Five wells exploit a single gas reservoir. No additional wells are currently anticipated. The field has produced 28.5 Bcfe net to us from its inception through December 31, 2002. The field has estimated remaining net proved reserves of 4.3 Bcfe as of December 31, 2002, 99% of which is natural gas.

PERMIAN BASIN OF WEST TEXAS

         Spraberry Aldwell Unit. We acquired our interest in the Spraberry Aldwell Unit, located in Reagan County, Texas, in 1985. The 18,250-acre unit is located in the heart of the Spraberry Trend southeast of Midland, Texas and has produced oil since 1949. We operate the unit and own working interests in individual wells ranging from approximately 33% to 84%. We initiated an infill drilling program in 1987 innovatively commingling the unitized Spraberry formation with the non-unitized Dean formation. To date, 82 infill wells have been drilled resulting in 82 productive wells. Currently, there are a total of 91 producing wells in the unit. With Mariner having initially contracted 15 infill drilling wells for 2003. Plans are to drill over the next two to four years, the remaining 98 Proved Undeveloped Infill wells. Average cost to drill an Infill Spraberry Well is approximately $400,000(gross). We estimate that the field's remaining net proved reserves as of December 31, 2002 is 65.1 Bcfe. We believe that the field's potential for continued economic oil production exceeds 40 years.

         (ii) DISPOSITION OF PROPERTIES

         We periodically evaluate and, when appropriate, sell certain of our producing properties that we consider to be marginally profitable or outside of our areas of concentration. We also consider the sale of discoveries that are not yet producing when we believe we can obtain acceptable returns on our investment without holding the investment through depletion. Such sales enable us to maintain financial flexibility, reduce overhead and redeploy the proceeds to activities that we believe have a higher potential financial return. No property dispositions of producing properties were made during the three years ending December 31, 2002. However, in 2000, 2001 and 2002 we sold a 20% gross interest in our Devils Tower project for $29 million, a 30% gross interest in our Devils Tower project and 50% interest in our Aconcagua project for $39.5 million and $51 million respectively and a 25% working interest in the Falcon project for $52.3 million. In March of 2003, we sold our remaining 25% working interest in Falcon and Harrier for $121.6 million. See "Recent Events" above.

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

                                                                        YEAR ENDING DECEMBER 31,
                                                                   ----------------------------------
                                                                    2002           2001         2000
                                                                   ------         ------       ------
PRODUCTION:
    Oil (MMbbls)                                                      1.7            3.0          1.8
    Natural gas (Bcf)                                                29.6           18.8         25.7
    Natural Gas equivalent (Bcfe)                                    39.8           36.7         36.3
AVERAGE REALIZED SALES PRICE PER UNIT
(EXCLUDING EFFECTS OF HEDGING):
    Oil ($/Bbl)                                                    $21.60         $22.41       $29.53
    Natural gas ($/Mcf)                                              3.35           4.86         4.07
    Natural Gas equivalent ($/Mcfe)                                  3.41           4.31         4.32
AVERAGE REALIZED SALES PRICE PER UNIT
(INCLUDING EFFECTS OF HEDGING):
    Oil ($/Bbl)                                                    $22.85         $23.22       $21.54
    Natural gas ($/Mcf)                                              4.03           4.57         3.24
    Natural Gas equivalent ($/Mcfe)                                  3.97           4.22         3.24

EXPENSES ($/MCFE):
    Lease operating                                                $ 0.65         $ 0.55       $ 0.47
    Transportation                                                   0.26           0.33         0.22
    General and administrative, net (1)                              0.19           0.25         0.18
    Depreciation, depletion and amortization                         1.78           1.73         1.57

CASH MARGIN ($/MCFE) (2)                                           $ 2.66         $ 2.86       $ 2.26

(1) Net of overhead reimbursements received from other working interest owners and amounts capitalized under the full cost accounting method.

(2) Average equivalent gas sales price (including the effects of hedging prior to de-designation as a hedge), minus lease operating and gross general and administrative expenses.

(g) PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and gas wells in which we owned a working interest at December 31, 2002:

                                              TOTAL PRODUCTIVE
                                                   WELLS
                                           -----------------------
                                           GROSS              NET
                                           -----             -----
Oil..............................            88               61.6
Gas..............................            49                8.9
                                            ---               ----
     Total.......................           137               70.5
                                            ===               ====

         Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. We have six wells that are completed in more than one producing horizon; those wells have been counted as single wells.

(h) ACREAGE

         The following table sets forth certain information with respect to the developed and undeveloped acreage as of December 31, 2002.

                                      DEVELOPED                    UNDEVELOPED
                                       ACRES(1)                      ACRES(2)
                                  --------------------        ----------------------
                                   GROSS         NET            GROSS          NET
                                  -------      -------        --------       -------
Texas (Onshore)...............     18,337       12,300             282           117

Other states (Onshore)........        671          212             574           126

Offshore......................    307,325       89,367         400,882       192,572
                                  -------      -------         -------       -------

       Total (3)..............    326,333      101,879         401,738       192,815
                                  =======      =======         =======       =======

(1) Developed acres are acres spaced or assigned to productive wells.

(2) Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

(3) Prior to the sale of our remaining 25% working interest in the Falcon and Harrier discoveries and their surrounding blocks.

(i) DRILLING ACTIVITY

         Certain information with regard to our drilling activity during the years ended December 31, 2002, 2001 and 2000 is set forth below.

                                                 YEAR ENDING DECEMBER 31,
                              ----------------------------------------------------------------
                                   2002                    2001                    2000
                              ---------------        ----------------        -----------------
                              GROSS      NET         GROSS       NET         GROSS       NET
                              -----     -----        -----       ----        -----       -----
EXPLORATORY WELLS:
    Producing.............      2        1.08           7        2.48           1        0.40
    Dry...................      4        1.60           4        1.50           3        2.08
                              ---        ----         ---        ----         ---        ----
       Total..............      6        2.68          11        3.98           4        2.48
                              ===        ====         ===        ====         ===        ====
DEVELOPMENT WELLS:
    Producing.............     13        7.93           7        2.40           2        0.45
    Dry...................      0        0.00           1        0.33          --          --
                              ---        ----         ---        ----         ---        ----
       Total..............      3        7.93           8        2.73           2        0.45
                              ===        ====         ===        ====         ===        ====
TOTAL WELLS:
    Producing.............     15        9.01          14        4.88           3        0.85
    Dry ..................      4        1.60           5        1.83           3        2.08
                              ---        ----         ---        ----         ---        ----
       Total..............      9       10.61          19        6.71           6        2.93
                              ===        ====         ===        ====         ===        ====

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

                                                               PERCENTAGE OF TOTAL REVENUES
                                                                   FOR THE YEAR ENDING
                                                                       DECEMBER 31,
                                                         ----------------------------------------
                CUSTOMER                                 2002              2001              2000
                --------                                 ----              ----              ----
Bridgeline Gas Distributing Company..........             42%               --                --

Conoco Inc.........................................       14%               --                --

Duke Energy......................................          9%               14%               16%

Enron North America and affiliates
 (An affiliate of the Company)...................         --                32%               49%

Genesis Crude Oil LP.............................          4%               24%               --

         On June 28, 2002 the Company commenced price risk activities with a third party. These activities are intended to manage the Company's exposure to fluctuations in commodity prices for natural gas and crude. As of December 31, 2002, the Company had the following fixed price swaps outstanding.

                                                                                       DECEMBER 31, 2002
                                                                                           FAIR VALUE
                                                  NOTIONAL           FIXED                (millions)
         TIME PERIOD                             QUANTITIES          PRICE                Gain/(Loss)
         -----------                             ----------          -----             -----------------
CRUDE OIL (MBbl)
   January 1 - December 31, 2003
      Fixed Price Swap                              548              $24.02                $ (1.8)

      Fixed Price Swap                              183              $24.81                  (0.4)

NATURAL GAS (MMbtu)
   January 1 - December 31, 2003
      Fixed Price Swap                              730              $ 3.54                  (7.5)
      Fixed Price Swap                              730              $ 3.60                  (7.1)
                                                                                           ------
                                                                                           $(16.8)
                                                                                           ------
                                                                                           ------

         The Company has reviewed the financial strength of counterparts to these transactions and believes credit risk to be minimal. As of December 31, 2002 the Company had on deposit, classified as restricted cash, $15.2 million with a third party for collateral. This collateral included $5.8 million in initial margin in cash and $16.7 million in mark-to-market exposure which is recorded as a liability with an offset in accumulated other comprehensive income. Initial margin decreases as contracts settle.

         As a result of increasing natural gas prices, in January and February of 2003, the Company unwound, through the purchase of counter positions, all natural gas swap contracts for the months of February through October 2003 locking in a loss of $23.2 million. This loss will be settled over the original contract period.

         Subsequent to their unwinding the Company will have approximately 24% of 2003 production subject to hedges. Mark to market value changes approximately $8.6 million for every 10% overall change in commodity prices.

         The following table sets forth the results of hedging transactions during the periods indicated that were made with non-Enron related parties.

                                                                             DECEMBER 31,
                                                                         2002          2001
                                                                        ------         ----
NATURAL GAS                                                                --           --
Quantity hedged (Mmbtu)
   Increase (Decrease) in Natural Gas Sales (in thousands)                 --           --

CRUDE OIL
Quantity hedged (MBbls)                                                   169           --
   Increase (Decrease) in Crude Oil Sales (in thousands)                $(325)          --

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

(l) ROYALTY RELIEF

         The Outer Continental Shelf Deep Water Royalty Relief Act (the "RRA"), signed into law on November 28, 1995, provides that all tracts in the Gulf of Mexico west of 87 degrees, 30 minutes West longitude in water more than 200 meters deep offered for bid within five years of the RRA will be relieved from normal federal royalties as follows:

             WATER DEPTH                                   ROYALTY RELIEF
             -----------                                   --------------
200-400 meters..........................    no royalty payable on the first 105 Bcfe produced
400-800 meters..........................    no royalty payable on the first 315 Bcfe produced
800 meters or deeper....................    no royalty payable on the first 525 Bcfe produced

         The RRA also allows mineral interest owners the opportunity to apply for royalty relief for new production on leases acquired before the RRA was enacted. If the United States Minerals Management Service ("MMS") determines that new production would not be economical without royalty relief, then a portion of the royalty may be relieved to make the project economical.

         The impact of royalty relief is significant, as normal royalties for leases in water depths of 400 meters or less is 16.7%, and normal royalties for leases in water depths greater than 400 meters is 12.5%. Royalty relief can substantially improve the economics of projects in deep water. In the event that prices exceed certain prescribed thresholds royalty relief is suspended. In 2000 and 2001, our Pluto, Black Widow, Garden Banks 179 and King Kong projects qualified for royalty relief; however, natural gas prices exceeded the thresholds. Consequently, we have been required to pay royalties on natural gas for both 2000 and 2001. Natural gas prices did not exceed threshold for 2002. We are currently disputing the MMS right to suspend royalty relief on certain blocks solely because of the threshold prices and consequently filed an administrative appeal. We have accrued $5.5 million related to this obligation to provide for the event that we lose our appeal.

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

(n) EMPLOYEES

         As of December 31, 2002, we had 43 full-time employees. Our employees are not represented by any labor unions. We consider relations with our employees to be satisfactory. We have never experienced a work stoppage or strike.

(o) Our internet website is www.mariner-energy.com. While our website includes a link to EDGAR, we do not otherwise make our Exchange Act reports available on our website. [Our Exchange Act reports are available free of charges by request to Mike Wichterich at mwichterich@mariner-energy.com.

ITEM 3.  LEGAL PROCEEDINGS

         MMS APPEAL - Mariner operates numerous properties in the Gulf of Mexico. Three of such properties were leased from the Mineral Management Service subject to the 1996 Royalty Relief Act. This Act relieved the obligation to pay royalties on certain predetermined leases until a designated volume is produced. These three leases contained language, which limited royalty relief if commodity prices exceeded predetermined levels. Beginning in January 2000 commodity prices exceeded the predetermined levels. Management believes the MMS did not have the authority to set pricing limits and the Company has filed an administrative appeal with the MMS and has withheld royalties regarding this matter. The Company has recorded a liability for 100% of the exposure on this matter which on December 31, 2002 was $5.5 million.

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

         Equity Compensation Plan Information

         The following table provides information about our shares of Common Stock that may be issued upon the exercise of options under our stock compensation plan as of December 31, 2002.

                                                                                               Number of securities
                                                                                              remaining available for
                                                                                               future issuance under
                                                                                                equity compensation
                                 Number of securities to        Weighted average                  plans (excluding
                                 be issued upon exercise        exercise price of            securities reflected in the
                                 of outstanding options        outstanding options                previous column)
                                 ---------------------------------------------------------------------------------------
Plan Category

Equity compensation plans
approved by shareholders                        -                        -                                  -

Equity compensation plans, not
approved by shareholders                1,926,468                     9.47                            507,132

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

(ALL AMOUNTS IN MILLIONS)
                                                                 YEAR ENDING DECEMBER 31,
                                                    ----------------------------------------------------
STATEMENT OF OPERATIONS DATA:                        2002        2001(1)      2000      1999       1998
                                                    ------       ------      ------    ------     ------
   Total revenues............................       $158.2       $155.0      $121.1    $ 54.5     $ 58.0
   Lease operating expenses..................         26.1         20.1        17.2      11.5        9.9
   Transportation............................         10.5         12.0         7.8       2.0        1.3
   Depreciation, depletion and amortization..         70.8         63.5        56.8      32.1       33.8
   Impairment of oil and gas properties......            -            -           -         -       50.8
   Impairment of Enron related receivables...          3.2         29.5           -         -          -
   Provision for Litigation..................            -            -           -         -        2.8
   General and administrative expenses.......          7.7          9.3         6.5       5.4        4.8
                                                    ------       ------      ------    ------     ------
        Operating income (loss)..............         39.9         20.6        32.8       3.5      (45.4)

   Interest income...........................          0.4          0.7         0.1         -        0.3
   Interest expense..........................        (10.3)        (8.9)      (11.0)    (13.5)     (13.3)
        Income (loss) before income taxes....         30.0         12.4        21.9     (10.0)     (58.4)
   Provision for income taxes................            -            -           -         -          -
                                                    ------       ------      ------    ------     ------
        Net income (loss)....................       $ 30.0       $ 12.4      $ 21.9    $(10.0)    $(58.4)
                                                    ======       ======      ======    ======     ======
CAPITAL EXPENDITURE AND DISPOSAL DATA:
   Exploration, including leasehold/seismic..       $ 40.4       $ 66.3      $ 46.7    $ 24.0     $ 78.8
   Development and other.....................         65.7         98.2        61.4      57.5       63.1
   Proceeds from property conveyances........        (52.3)       (90.5)      (29.0)    (19.8)         -
                                                    ------       ------      ------    ------     ------
        Total capital expenditures net of
        proceeds from property conveyances          $ 53.8       $ 74.0      $ 79.1    $ 61.7     $141.9
                                                    ======       ======      ======    ======     ======
BALANCE SHEET DATA (AT END OF PERIOD):
   Oil and gas properties, net, at full cost.       $286.0       $290.6      $287.8    $263.6     $233.3
   Total assets..............................        360.2        363.9       335.4     297.5      262.3
   Long-term debt, less current maturities...         99.8         99.8       129.7     167.3      124.6
   Stockholder's equity......................        170.1        180.1       141.9      65.0       27.5

(1) Historically we have recorded all derivative transactions utilizing hedge accounting treatment. On January 1, 2001 we adopted Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities". In addition, beginning on December 2, 2001, due to the Enron bankruptcy, we ceased hedging accounting treatment. In 2002 we began hedging with a new third party.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) INTRODUCTION

         The following discussion is intended to assist in an understanding of our financial position and results of operations for each of the three years in the period that began January 1, 2000 and ended December 31, 2002. This discussion should be read in conjunction with the information contained in the financial statements included elsewhere in this annual report. All statements other than statements of historical fact included in this annual report, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of management for future operations and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

(b) GENERAL

         We are an independent oil and natural gas exploration, development and production company with principal operations in the Gulf of Mexico and along the U.S. Gulf Coast. Our strategy is to profitably increase reserves, production and cash flow primarily through the drillbit.

         During 2002 we:

    - drilled 6 exploratory wells, with 2 successes, in the Gulf of Mexico;

    - drilled successful appraisal wells on our Falcon and Roaring Fork prospects;

    - commenced first production on our King Kong/Yosemite project;

    - sold half of our 50% working interest in Falcon project, with proceeds from these sales being used to pay off our Revolving Credit Facility;

    - added proved reserves of 39.8 Bcfe, which were approximately 100% of our 2002 production and resulted in proven reserves of 202 Bcfe net of the
         33.3 Bcfe in attributable to the 2002 sold working interest in our Falcon project.

         We anticipate capital expenditures for 2003, before capitalized indirect costs and proceeds from property conveyances, to be approximately $103 million of which $41 million is expected to be used for leasehold acquisition, seismic data and exploration drilling and $62 million for development expenditures. This is approximately equal to our 2002 capital expenditures of approximately $97.3 million, before capitalized indirect costs and proceeds from property conveyances of $52.3 million. We expect to fund our capital expenditures by a combination of internally generated cash flow and proceeds from property conveyances, including the recently announced sale of the remaining interest in our Falcon Corridor project.

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

(c) RECENT EVENTS

         On March 19, 2003, with bids totaling $3.9 million net to us, we were the apparent high bidder solely or with industry partners, on 11 out of 11 blocks on which we and our partners submitted bids in the Central Gulf of Mexico Oil and Gas Lease Sale 185 held on that date. Each of the blocks is in water depths ranging from approximately 20 feet to 1,500 feet. Mariner has a 100% working interest in five of the blocks and a 50% working interest in six blocks.

         In January 2003 we made a deepwater Gulf of Mexico Discovery at "Harrier", East Breaks 759, and a shelf Gulf of Mexico discovery at Vermillion
144. Harrier was drilled in 4,100 feet of water to a total measured depth of 9,510 feet and encountered 315 net feet of gas pay. Mariner holds a 25% working interest. Vermilion 144 was drilled in 87 feet of water to a total measured depth of 16,522 feet and encountered 90 net feet of pay. Mariner is operator with a 42% working interest. First production is expected in June 2003.

         In March 2003, we sold our remaining 25% working interest in our Falcon and Harrier discoveries and surrounding blocks, located in East Breaks area in the western Gulf of Mexico, for $121.6 million. We retained a 4 1/4 percent overriding royalty interest on seven non-producing blocks. The proceeds from the sale are expected to be used for debt reduction, capital expenditures, and other corporate purposes. At December 31, 2002, the Falcon project had 33.3 Bcfe assigned as proven oil and gas reserves to our interest.

(d) ENRON-CONTROL RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         ENRON BANKRUPTCY - Commencing on December 2, 2001, Enron Corp. ("Enron") and certain of its affiliates, including Enron North America Corp. ("ENA"), filed voluntary petitions for bankruptcy protection. We have been informed that of our various direct or indirect owners, only Enron and ENA are debtors in the bankruptcy. We do not know at this time if any other owners will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership ("JEDI"), which owns approximately 96% of the issued and outstanding equity of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by Enron and affiliates of ENA. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and us. Additionally, five of the Company's directors are officers of Enron or affiliates of Enron. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the minority shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

         Mariner Energy LLC's only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner.

         Management cannot predict with certainty what impact Enron's bankruptcy may have on us. However, it does believe that our assets and liabilities will not become part of the Enron estate in bankruptcy. Although JEDI owns 96% of Mariner Energy LLC's common shares, we, as a separate corporation own or lease the assets used in its business and our management, separate from Enron, is responsible for our day-to-day operations. Contractual provisions restrict Enron access to our assets. We maintain our own accounting system as well as separate debt ratings. We maintain our own separate and complete cash management system and finance its operations separately from Enron, on both a short-term and long-term basis. We file a consolidated tax return with Mariner Energy LLC.

         Notwithstanding the above, we may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. Portions following Enron-related disclosures are based on discussions with Enron's legal advisors and management, including members of our Board of Directors. Although our management has implemented with Enron's legal advisor and management a systematic method of identifying Enron matters which may have a material impact on us, management cannot provide any assurance as the completeness or accuracy of the information provided by or on behalf of Enron.

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

The following chart represents our current ownership structure and affiliation with Enron entities.


------------------                                          ------------------
   Enron North    ____________________100%__________________    Enron Corp.
  America Corp.   _____                                     ------------------
------------------    |                                             |
        |             |                                             |
        |             |                                             |
        |             |                                             |
        |             |        ------------------                   |
        |             |________   JILP-LP, Inc.                     |
        |                      ------------------                   |
        |                               |                           |
        |                               |  (Asset Specific)         |
        |                               |                           |
        |                      ------------------                   |
        |                           Ponderosa                       |
        |                           Assets LP                      LP
        |                      ------------------                   |
        |                               |                           |
        |                               |  (Limited Partnership)    |
        |                               |                           |
------------------             ------------------                   |
   Enron Capital  _____GP______   Enron Capital                     |
       Corp.           ________   Management LP                     |
------------------     |       ------------------                   |
                       |                |                           |
                       |                GP                          |
                       |                |                           |
------------------     |       ------------------                   |
   Enron Capital  _____|           Joint Energy                     |
 Management, LLC  ____SLP______    Development   ___________________|
------------------             Investments (JEDI)
                               ------------------
                                        |
                                       96%
                                        |
                               ------------------             ------------------
                                     Mariner      _____4%_____  Employees and
                                   Energy, LLC                 Former Employees
                               ------------------             ------------------
                                        |
                                      100%
                                        |
                               ------------------
                                     Mariner
                                 Holdings, Inc.
                               ------------------
                                        |
                                      100%
                                        |
                               ------------------
                                     Mariner
                                   Energy, Inc.
                               ------------------


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

MARINER ENERGY LLC

         ENA Affiliate Term Loan - In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $164.4 million as of December 31, 2002, is due March 20, 2004. In conjunction with the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

         Covenants in Mariner's Senior Subordinated Notes restrict the funds of Mariner that can be distributed to Mariner Energy LLC. Accordingly, Mariner Energy LLC is restricted in its ability to repay the unsecured Term Loan or to distribute earnings to its shareholders. In the event Mariner Energy LLC is unable to restructure or extend the maturity of its obligations prior to March 2004 it would either default under the Term Loan or be forced to sell its interest in Mariner or cause Mariner to sell a substantial portion of its assets to repay any outstanding Senior Subordinated Notes so that it could distribute any remaining cash proceeds to Mariner Energy LLC to be used to repay the Term Loan.

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

         MARINER ENERGY, INC.

         Oil and Gas Production Sales to ENA or Affiliates - During the three years ending December 31, 2002, 2001 and 2000, sales of oil and gas production to ENA or affiliates were $56.4million, $50.2 million and $73.4 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA, however, we continued to sell our production to Bridgeline which ENA owned a minority interest. All amounts sold to this party have been collected. As of December 31, 2002, we had an outstanding receivable for $3 million from ENA. This amount was not paid as scheduled and is still outstanding. Mariner has submitted a proof of claim to the bankruptcy court for amounts owed to it by ENA. The Company has estimated 100% of this balance is uncollectible and has recorded a full allowance and related expense.

         Management Activities - We engage in price risk management activities from time to time. These activities are intended to manage our exposure to fluctuations in commodity prices for natural gas and crude oil. We primarily utilize price swaps and costless collars as a means to manage such risk. Historically, all of our hedging contracts were with ENA. As a result of ENA's bankruptcy, the contracts are currently in default. The November 2001 through April 30, 2002 settlements for oil and gas have not been collected. In addition, on May 14, 2002, we elected under our Master Service Agreement with ENA to terminate all open contracts. The effect of this termination is to fix the nominal value on all remaining contracts on May 14, 2002. Subsequent to this termination, the value of all oil and natural gas unpaid hedge contracts was $7.7 million. We have estimated 100% of this balance is uncollectible and has recorded a full allowance. We have submitted a proof of claims to the bankruptcy court for amounts owed under this agreement. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, we have de-designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in our earnings. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income ("AOCI"), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. For the year ending December 31, 2002 approximately $23.2 million has reversed out to earnings. As of December 31, 2002, $2.6 million remained in AOCI to be reversed out to earnings.

         The following table sets forth the results of hedging transactions during the periods indicated that were made with ENA (all amounts shown are non-cash items):

                                                                                   YEAR ENDING DECEMBER 31,
                                                                         --------------------------------------------
                                                                           2002              2001              2000
                                                                         -------            -------          --------
Natural gas quantity hedged (Mmbtu)..........................             18,090             17,733            19,569

Increase (decrease) in natural gas sales (thousands).........            $20,413            $(5,523)         ($21,364)

Crude oil quantity hedged (MBbls)............................                446                752             1,059

Increase (decrease) in crude oil sales (thousands)...........            $ 2,787            $ 2,393          ($14,053)

Supplemental Affiliate Data - provided below is a supplemental balance sheet and income statement for affiliate entities:

                                                              DECEMBER 31, 2002                DECEMBER 31, 2001
                                                           -----------------------         ------------------------
                                                                  AMOUNTS                             AMOUNTS
       BALANCE SHEET DATA                                      (IN MILLIONS)                       (IN MILLIONS)
       ------------------
                                                                             TOTAL                            TOTAL
                                                           --------------------------------------------------------
RELATED PARTY RECEIVABLE:
    Derivative Asset                                       $     -                         $  2.5            $    -
    Settled Hedge Receivable                                     -                            0.4                 -
    Oil and Gas Receivable                                     8.2             8.2            0.3               3.2

ACCRUED LIABILITIES:
     Transportation Contract                                     -               -            0.9                 -
     Service Agreement                                         0.6             1.5            0.3               1.2

               STOCKHOLDER'S EQUITY:
   Common Stock                                            $  .001               -         $ .001                 -
   Additional Paid in Capital                              $ 227.3                         $227.3
Accumulated other Comprehensive Income                     $   2.3          $229.6         $ 25.8            $253.1

                                                                                          YEAR ENDED
                                                                                          DECEMBER 31
                                                                          --------------------------------------
        INCOME STATEMENT DATA
                                                                           2002                            2001
                                                                          ------                          ------
Oil and Gas Sales                                                         $ 56.4                          $ 50.2
General and Administrative Expenses                                          0.4                             0.2
Transportation Expenses                                                      2.7                             4.2
Unrealized loss and other non-cash derivative                                3.2                            29.5
instrument adjustments

         As a result of the Enron and ENA bankruptcies, among other implications, we may not be able to obtain credit from banks or trade vendors or enter into hedging arrangements on acceptable terms. To date, our operations have not been materially affected by the bankruptcies; however, our ability to enter into certain transactions including purchase or sale arrangements and to conduct significant capital programs may be affected in the future. Oil and gas sales and the related accounts receivable for the year ending December 31, 2002 relate to sales made to a minority owed affiliate of Enron.

CONTROLLED GROUP LIABILITY

          On November 12, 2002, Enron's legal advisors and management informed us that we may be an Enron Corp. Controlled Group Member as defined under the Employee Retirement Income Security Act of 1974 ("ERISA") due to Enron's indirect ownership interest in Mariner Energy LLC. Enron management has not made a final determination if we are in fact a Controlled Group Member. Because of numerous ownership issues within the Enron Group, we are unable to make our own determination as to whether we agree or disagree that we are a Controlled Group Member. In the event we are a Controlled Group Member, we may have potential liability for certain employee benefit plan obligations of Enron discussed below.

         Pension Plans - Applicable federal law authorizes the Pension Benefit Guaranty Corporation ("PBGC") to institute proceedings in federal district court for the termination of a pension plan if it determines the plan has failed to comply with minimum funding standards, the plan is or will be unable to pay benefits when due, or the failure to terminate the plan may reasonably be expected to unreasonably increase the possible long-run loss to the PBGC. Federal law also authorizes the sponsor of a pension plan to terminate the plan at a time when the plan is underfunded, subject to PBGC or court approval.

         Based on discussions with Enron management, it is our management's understanding that, as of December 31, 2002 the assets of Enron's pension plan (the "Enron Plan") were less than the present value of all accrued benefits by approximately $52 million on a SFAS No. 87 basis and approximately $182 million on a plan termination basis. Further, Enron's management has informed Mariner management that the PBGC has filed claims in the Enron bankruptcy cases. The claims are duplicative in nature, representing unliquidated claims for PBGC insurance premiums (the "Premium Claims") and unliquidated claims for due but unpaid minimum funding contributions (the "Contribution Claims") under the Internal Revenue Code of 1986, as amended (the "Tax Code") 29 U.S.C. Sections 412(a) and 1082 and claims for unfunded benefit liabilities (the "UBL" Claims"). Enron and the relevant sponsors of the defined benefit plans are current on their PBGC premiums and their contributions to the pension plans. Therefore, Enron has valued the Premium Claims and the Contribution Claims at $0. The total amount of the UBL Claims is $305.5 million (including $271 million for the Enron
Plan). In addition Enron Management has informed Mariner Management that the PBGC has informally alleged in pleadings filed with the bankruptcy court that the UBL Claim related to the Enron Plan could increase by as much as 100%. PBGC has provided no support (statutory or otherwise) for this assertion and Enron Management disputes the validity of any such claim. Because the Enron Plan is under funded and Enron is in bankruptcy, in certain circumstances the Enron Plan may be terminated and taken control of by the PBGC upon approval of a Federal District Court.

         Mariner's employees have not been participants in the Enron Plan. However, upon termination of a pension plan, all of the members of the controlled group of the plan sponsor become jointly and severally liable for the plan are under funding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically arises against all of the assets of that member of the controlled group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the controlled group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically arises against the assets of every member of the controlled group. In either case, the PBGC may file to perfect the lien and attempt to enforce it against the assets of members of the Enron Controlled Group. Mariner has been informed by Enron that Enron's management believes that the lien would be subordinate to prior perfected liens on the assets of the member of the Controlled Group. Based on discussions with Enron's management, Mariner's management understands that Enron has made all required contributions to date through October 15, 2002. Enron's management has advised us that it intends to make its next contribution, due in the first quarter of 2003.

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

         Mariner has also been informed by Enron management that Enron has contacted the PBGC as well as Unsecured Creditors Committee regarding their intention to terminate the Enron Plan, subject to approval by such parties, the bankruptcy court and authorization to fully fund the Enron Plan in accordance with its terms. If approved Enron would fully fund the Enron Plan in accordance with the terms, the plan could be terminated without any liability to Mariner. Enron has also stated that it believes it has the necessary funds to consummate such a termination. In addition to the extent that entities in the Controlled Group are sold prior to termination of the Plan, proceeds of the sale of such entities may be available to satisfy this liability. Enron estimates proceeds from such sale of Enron Control Group entities would far exceed any plan obligations.

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

         On August 27, 2002, Enron announced that it had commenced a formal sales process for its interests in certain major assets, including JEDI's ownership of Mariner Energy LLC. In its announcement, Enron indicated that it was extending invitations to visit electronic data rooms containing information on 12 of its most valuable businesses, including Mariner, to a broad universe of potential bidders with whom Enron had executed confidentiality agreements.

                  Enron has announced its intent to move forward with the sale of four companies, however, it continues to evaluate its alternatives with regard to Mariner. Management is unable to give assurances that the Company will be or not be sold in the near future and there can be no assurance as to whether JEDI's ownership of Mariner Energy LLC will be sold in the future.

(e) RISK FACTORS

         EXPLORATION RISKS - In addition to the other information set forth elsewhere in this annual report, including the potential impact of the Enron bankruptcy matters, the following factors should be carefully considered when evaluating us. Exploration is a high-risk activity, and the 3-D seismic data and other advanced technologies we use cannot eliminate exploration risk. In addition, use of these technologies requires experienced technical personnel who we may be unable to attract or retain.

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

         PROSPECT DEVELOPMENT RISKS - Our 2001 discoveries on South Timbalier ("Roaring Fork") and Viosca Knoll 917 ("Swordfish") have required and over the next year will continue to require significant financial resources. We do not expect production from these discoveries to commence prior to October 2003 and April 2004, respectively, but we must commit substantial resources in advance of the expected production date and cannot predict the price of oil if and when production commences.

         OPERATING RISKS - The natural gas and oil business involves a variety of operating risks, including fires, explosions, blow-outs and surface cratering, uncontrollable flows of underground natural gas, oil and formation water, natural disasters, pipe or cement failures, casing collapses, embedded oilfield drilling and service tools, abnormally pressured formations and environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. If any of these events occur, we could incur substantial losses as a result of injury or loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties, suspension of our operations and repairs to resume operations. If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be adversely affected, which in turn could adversely affect our ability to conduct operations.

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

         As part of our strategy, we explore for natural gas and oil at deeper drilling depths and in the deep waters of the Gulf of Mexico, where operations are more difficult and costly than at shallower depths. Deep depth and deep water drilling and operations require the application of recently developed technologies that involve a higher risk of mechanical failure. We have experienced and will continue to experience significantly higher drilling costs for our deepwater prospects. Furthermore, the deep waters of the Gulf of Mexico lack the physical and oilfield service infrastructure present in the shallower waters. As a result, a significant amount of time may elapse between a deep water discovery and our marketing of the associated natural gas or oil, increasing both the financial and operational risk involved with these operations.

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

         Prices for natural gas and oil fluctuate widely. For example, natural gas prices declined significantly in 2002. Prices for natural gas and oil also declined significantly in 1998 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this fluctuation are the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in natural gas and oil producing regions, the domestic and foreign supply of natural gas and oil, the price of foreign imports and overall economic conditions. If natural gas and oil prices decline, even if for only a short period of time, it is possible that write-downs of natural gas and oil properties could occur. While we attempt to partially minimize this risk through our hedging arrangements, hedging production has limited and may continue to limit potential gains from increases in commodity prices or result in losses.

         We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. These financial arrangements take the form of swap contracts or costless collars. The Company had in place both financial hedge and physical contracts with ENA at the time ENA filed for bankruptcy in December 2001. We did not receive payment as required under these contracts. We cannot provide assurance that other trading counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the other party to the hedging contract defaults on its contract obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements have limited and may continue to limit the benefit we could receive from increases in the prices for natural gas and oil. We cannot provide assurance that our hedging transactions will adequately protect us from fluctuations in natural gas and oil prices. We may choose not to engage in hedging transactions in the future. As a result, we may be adversely affected during periods of declining natural gas and oil prices.

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

         A significant part of the value of our production and reserves is concentrated in a small number of offshore properties. Because of this concentration, any production problems or inaccuracies in reserve estimates related to those properties are more likely to adversely impact our business. During 2002, over 62 percent of our production came from four properties in the Gulf of Mexico. If mechanical problems, storms or other events curtailed a substantial portion of this production, our cash flow would be adversely affected. In addition, at December 31, 2002 approximately 88 percent of the proved reserves was attributable to 7 properties. If the actual reserves associated with any one of these 7 properties are substantially less than the estimated reserves, our results of operations and financial condition could be adversely affected.

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

         Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control. At December 31, 2002, approximately 67 percent of our proved reserves were either proved undeveloped or proved non-producing. Moreover, some of the producing wells included in our reserve report had produced for a relatively short period of time as of December 31, 2002. Because most of the reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

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

(f) CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

         CAPITALIZED INTEREST COSTS - The Company capitalizes interest based on the cost of major development projects which are excluded from current depreciation, depletion, and amortization calculations. Capitalized interest costs were approximately $1,022,000, $2,836,000, and $3,885,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         ACCRUAL FOR FUTURE ABANDONMENT COSTS - Provision is made for abandonment costs calculated on a unit-of-production basis, representing the Company's estimated liability at current prices for costs which may be incurred in the removal and abandonment of production facilities at the end of the producing life of each property. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (See Recent Accounting Pronouncements).

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

         FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash and cash equivalents, receivables, payables, and debt. At December 31, 2002, 2001 and 2000, the estimated fair value of the Company's $100,000,000 Senior Subordinated Notes was approximately $99,000,000 and $95,000,000, respectively. The estimated fair value was determined based on borrowing rates available at December 31, 2001 and 2000, respectively, for debt with similar terms and maturities. The carrying amount of the Company's other instruments noted above approximate fair value.

         MAJOR CUSTOMERS - During the year ended December 31, 2002, sales of oil and gas to three purchasers, including Enron affiliate, Bridgeline, accounted for 42%, 14% and 9% of total revenues. During the year ended December 31, 2001, sales of oil and gas to three purchasers, including an Enron affiliate, accounted for 32%, 24% and 14% of total revenues. During the year ended December 31, 2000, sales of oil and gas to two purchasers, including an affiliate, accounted for 49% and 16% of total revenues. Management believes that the loss of any of these purchasers would not have a material impact on the Company's financial condition or results of operations.

(g) RESULTS OF OPERATIONS

         The following table repeats certain operating information found in Item 2 of this report with respect to oil and natural gas production, average sales price received and expenses per unit of production during the periods indicated.

                                                                    YEAR ENDING DECEMBER 31,
                                                                ----------------------------------
                                                                 2002           2001         2000
                                                                ------         ------       ------
PRODUCTION:
   Oil (MMbbls)..............................................      1.7            3.0          1.8
   Natural gas (Bcf).........................................     29.6           18.8         25.7
   Gas equivalent (Bcfe).....................................     39.8           36.7         36.3

AVERAGE REALIZED SALES PRICE
  (EXCLUDING THE EFFECTS OF HEDGING):
   Oil ($/Bbl)...............................................   $21.60         $22.41       $29.53
   Natural gas ($/Mcf).......................................     3.35           4.86         4.07
   Gas equivalent ($/Mcfe)...................................     3.41           4.31         4.32

AVERAGE REALIZED SALES PRICE
  (INCLUDING THE EFFECTS OF HEDGING):
   Oil ($/Bbl)...............................................   $22.85         $23.22       $21.54
   Natural gas ($/Mcf).......................................     4.03           4.57         3.24
   Gas equivalent ($/Mcfe)...................................     3.97           4.22         3.34

EXPENSES ($/MCFE):
   Lease operating...........................................   $ 0.65         $ 0.55       $ 0.47
   Transportation............................................     0.26           0.33         0.22
   General and administrative, net...........................     0.19           0.25         0.18
   Depreciation, depletion and
     amortization (excluding impairments)....................     1.78           1.73         1.57

         (i) 2002 COMPARED TO 2001

         NET PRODUCTION increased during 2002 to 39.8 billion cubic feet of natural gas equivalent (Bcfe) from 36.7 Bcfe in 2001, an 8% improvement. Production from our King Kong and Yosemite projects more than offset production declines in our other fields, primarily the Pluto and Black Widow fields, located offshore.

         HEDGING ACTIVITIES in 2002 increased our average realized natural gas price received by $0.68 per Mcf and revenues by $20.3 million, compared with a decrease of $0.29 per Mcf and revenues of $5.5 million in 2001. Our hedging activities with respect to crude oil during 2002 increased the average sales price received by $1.25 per Bbl and revenues by $2.1 million compared with an increase of $0.81 per Bbl and revenues of $2.4 million in 2001. Approximately $23.2 million of these hedge revenues were related to our ENA hedges and were not collected.

         OIL AND GAS REVENUES increased 2% to $158.2 million for 2002 from $155.0 million for 2001, due to an 8% increase in Mcfe production offset by a 6% decrease in realized prices to $4.03 per Mcfe in 2002 from $4.22 per Mcfe in 2001.

         LEASE OPERATING EXPENSES increased 30% to $26.1 million for 2002 from $20.1 million for 2001 due to the higher production costs associated with our King Kong and Yosemite projects.

         TRANSPORTATION EXPENSES decreased 13% to $10.5 million for 2002 from $12.0 million for 2001. The decrease was attributable to lower production from our Pluto and Black Widow projects.

         DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE increased 11% to $70.8 million for 2002 from $63.5 million for 2001 as a result of the increase in the unit-of-production depreciation, depletion and amortization rate to $1.78 per Mcfe from $1.73 per Mcfe.

         IMPAIRMENT OF ENRON RELATED RECEIVABLES of $3.2 million was recorded as a result of increasing our allowance from 90% to 100% of Enron receivables. In 2001 we recorded a $29.5 million allowance related to Enron receivables.

         GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received from other working interest owners, decreased 17% to $7.7 million for 2002 from $9.3 million for 2001 due lower personnel costs as a result of 2001 employee terminations.

         NET INTEREST EXPENSE for 2002 increased 26% to $9.9 million from $8.2 million for 2001, primarily due to a reduction in capitalized interest.

         INCOME (LOSS) BEFORE INCOME TAXES increased to a net income of $30.0 million for 2002 from $12.4 million in 2001, primarily a result of a $26.3 decrease in Enron related receivable allowance offset in part by increased expenses noted above.

         (ii) 2001 COMPARED TO 2000

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

         IMPAIRMENT OF ENRON RELATED RECEIVABLES of $29.5 million was taken as a result of ENA filing a petition for bankruptcy protection (also see "Enron"). The allowance represents a 90% allowance on $7.0 million of settled physical and hedge contracts through December 31, 2001 and a 90% allowance on $25.3 million of hedge contracts marked to market value.

(h)  LIQUIDITY AND CAPITAL RESOURCES

         (i) CASH FLOWS AND LIQUIDITY

         As of December 31, 2002, we had working capital deficit of approximately $9.2 million, of which $15.2 million was restricted, compared to a working capital deficit of $19.6 million at December 31, 2001. The improvement in the working capital was primarily a result of the sale, during 2002 of half of the Company's 50% working interest in its Falcon Project for approximately $52.3 million including reimbursements, with a portion of the proceeds being used to repay the Revolving Credit Facility. We expect our 2003 capital expenditures, excluding capitalized indirect costs and proceeds from property conveyances (see "Note 2. Oil & Gas Properties"), to be approximately $103.0 million, which approximates anticipated cash flow from operations. However, we believe that cash on hand together with expected cash flow and proceeds from our recent property conveyances (See Recent Events) will permit us to fund our planned activities in 2003. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. Accordingly, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.

         The Company's Revolving Credit Facility matured in October 2002, at which time there were no amounts outstanding. We are in discussions with other third party banks to provide a new revolving credit facility. There is no assurance that a new credit facility will be obtained. In addition, our parent, Mariner Energy LLC, is currently obligated under an unsecured term loan with an ENA affiliate. Mariner Energy LLC negotiated an extension of the ENA Affiliate Term Loan to March 20, 2004. In the event Mariner Energy LLC is unable to refinance or restructure its obligations prior to March 2004, Mariner Energy LLC would either default or be forced to sell its interest in the Company, or cause the Company to sell a substantial portion of its assets to repay its outstanding Senior Subordinated Notes so that it could distribute cash to Mariner Energy LLC to be used to repay the term loan. In the event of either a merger or consolidation of Mariner Energy LLC or the Company resulting in a change of control or a sale of all or substantially all of the Company's assets, holders of the Senior Subordinated Notes would have the right to require the Company to repurchase the Senior Subordinated Notes held by them at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest. Any such transaction would also trigger a mandatory prepayment of all amounts outstanding under the ENA Affiliate Term Loan. The Company's ability to pay dividends and make other distributions of cash to Mariner Energy LLC are generally restricted under the indenture governing the Senior Subordinated Notes. As a result, following any change of control transaction or sale of all or substantially all of its assets, the Company would most likely be required to repurchase any Senior Subordinated Notes tendered to it under the indenture and redeem the balance of the Senior Subordinated Notes outstanding as permitted under the indenture before it could distribute cash to Mariner Energy LLC to repay the ENA Affiliate Term Loan.

         We had a net cash inflow of $6.5 million in 2002, compared to a net cash inflow of $9.5 million in 2001 and a net cash outflow of $2.3 million in 2000. A discussion of the major components of cash flows for these years follows.

                                                                     2002        2001       2000
                                                                     ----        ----       ----
Cash flows provided by operating activities (in millions)....       $60.2       $113.6      $63.9

        Cash flows provided by operating activities in 2002 decreased by $53.4 million compared to 2001 due to lower oil and gas prices in 2002 and cash deposits for hedging activities. Cash flows from operating activities in 2001 increased by $49.6 million from 2000 primarily due to increased oil and gas prices, production lease operating and general and administrative expenses.

                                                                     2002        2001       2000
                                                                     ----        ----       ----
Cash flows used in investing activities (in millions)........       $53.8       $74.0       $79.1

        Cash flows used in investing activities in 2002 decreased by $20.2 million compared to 2001 due to decreased proceeds from property conveyances. Cash flows used in investing activities in 2001 increased by $5.1 million compared to 2000 increased capital expenditures offset by $90.5 million in proceeds from property conveyances

                                                                     2002        2001       2000
                                                                     ----        ----       ----
Cash flows provided by financing activities (in millions)....        $  0       $(30.0)     $17.4

         Cash flows provided by financing activities in 2002 increased by $30.0 million compared to 2001. This increase was attributable to repayments of our Revolving Credit Facility in 2001 using proceeds from property conveyances mentioned above. Cash flows provided by financing activities in 2001 decreased by $47.4 million as compared to 2000 due to a $30 million net reduction in borrowings against our Revolving Credit Facility. In addition, capital contributions resulting from the sale of stock to Mariner Energy LLC increased by $31.7 million.

         (ii)  CHANGES IN PRICES AND HEDGING ACTIVITIES

         The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices from time to time primarily through the use of commodity swap and costless collar agreements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. Prior to 2002 all hedge activities historically have been conducted with Enron. As a result of the Enron bankruptcy we have de-designated all hedge positions (see "Enron"). In 2002 we implemented a new hedging program with a third party.

         On June 28, 2002 the Company commenced price risk activities with a third party. These activities are intended to manage the Company's exposure to fluctuations in commodity prices for natural gas and crude. As of December 31, 2002 the Company had the following fixed price swaps outstanding.

                                                                                      DECEMBER 31, 2002
                                                                                         FAIR VALUE
                                                  NOTIONAL            FIXED              (millions)
          TIME PERIOD                            QUANTITIES           PRICE             Gain/(Loss)
          -----------                          --------------      -----------      --------------------
CRUDE OIL (MBbl)
   January 1 - December 31, 2003
      Fixed Price Swap                              548               $24.02            $ (1.8)

      Fixed Price Swap                              183               $24.81              (0.4)

NATURAL GAS (MMbtu)
   January 1 - December 31, 2003
      Fixed Price Swap                              730               $ 3.54              (7.5)
      Fixed Price Swap                              730               $ 3.60              (7.1)
                                                                                        ------
                                                                                        $(16.8)
                                                                                        ======


         The Company has reviewed the financial strength of its counterparts and believes credit risk to be minimal. As of December 31, 2002 the Company had on deposit, classified as restricted cash, $22.3 million with the third party for collateral. This collateral included $5.8 million in initial margin in cash and $16.5 million in mark-to-market exposure. Initial margin decreases as contracts settle.

         As a result of increasing natural gas prices, in January and February of 2003, the Company unwound, through the purchase of counter positions, all natural gas swap contracts for the months of February through October 2003 locking in a loss of $23.2 million. This loss will be settled over the original contract period.

         As a result of these swaps and other hedging transactions the Company will have approximately 31% of 2003 production subject to hedges. Mark to market value changes approximately $8.6 million for every 10% overall change in commodity prices.

         The following table sets forth the results of hedging transactions during the periods indicated that were made with non-Enron related parties.

                                                                             DECEMBER 31,
                                                                          2002          2001
                                                                       -----------   -----------
NATURAL GAS
Quantity hedged (Mmbtu)                                                      --            --
   Increase (Decrease) in Natural Gas Sales (in thousands)                   --            --

CRUDE OIL
Quantity hedged (MBbls)                                                     169            --
   Increase (Decrease) in Crude Oil Sales (in thousands)                  $(325)           --

         Our Senior Subordinated Notes bear interest at a fixed rate and, therefore, do not expose us to risk of earnings loss due to changes in market interest rates. The market value of the Senior Subordinated Notes was approximately $100 million based on borrowing rates available at December 31, 2002.

         (iii)  CAPITAL EXPENDITURES AND CAPITAL RESOURCES

CAPITAL EXPENDITURES AND CAPITAL RESOURCES

         The following table presents major components of our capital and exploration expenditures for each of the three years in the period ended December 31, 2002.

                                                                  YEAR ENDING
                                                                 DECEMBER 31,
                                                       ----------------------------------
                                                         2002         2001         2000
                                                       --------    ---------    ---------
CAPITAL EXPENDITURES (IN MILLIONS):
LEASEHOLD ACQUISITION                                  $  14.8     $   8.8      $  14.0
OIL AND NATURAL GAS EXPLORATION                           25.5        57.5         17.2
OIL AND NATURAL GAS DEVELOPMENT AND OTHER                 65.7        98.2         76.9
PROCEEDS FROM PROPERTY CONVEYANCES                       (52.3)      (90.5)       (29.0)
                                                       -------     -------      -------
TOTAL CAPITAL EXPENDITURES, NET OF PROCEEDS FROM
 PROPERTY CONVEYANCES                                  $  53.7     $  74.0      $  79.1
                                                       =======     =======      =======

         Our capital expenditures for 2002 decreased $21.1 million as compared to 2001 as a result of lower proceeds from property conveyances and overall lower capital expenditures as result of our shift to a more balanced portfolio.

         Our capital expenditures for 2001 were $74.0 million, including the $90.5 million of proceeds from property conveyances, which was $5.1 million less than 2000. The decrease was primarily a result of higher property conveyance proceeds offset in part by higher leasehold acquisition, geological and geophysical, and development expenditures.

         Our estimated capital expenditure for 2003 is approximately $103 million before capitalized indirect costs and proceeds from property conveyances. Our budget includes approximately $41 million for exploration activities, $62 million for development activities and $121.6 million in proceeds from property conveyances. An active Gulf exploration program is underway, with funds budgeted to drill 8 to 12 wells. The development budget includes funds for completion of our Roaring Fork and Vermillion 144 projects and development costs for our Swordfish projects and other smaller fields.

         Our long-term debt outstanding as of December 31, 2002 was approximately $99.8 million, comprised entirely of Senior Subordinated Notes.

         Our Senior Subordinated Notes contain various restrictive covenants that, among other things, restrict the payment of dividends, limit the amount of debt we may incur, limit our ability to make certain loans, investments, enter into transactions with affiliates, sell assets, enter into mergers, limit our ability to enter into certain hedge transactions and provide that we must maintain specified relationships between cash flow and fixed charges and cash flow and interest on indebtedness.

         We expect to fund our activities for 2003 through a combination of cash flow from operations and proceeds from property conveyances. Our capital resources may not be sufficient to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness.

(i)  CONTRACTUAL COMMITMENTS

         We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. The following table summarizes these commitments at December 31, 2002 (in millions):

                                                                                                      BEYOND
                                                        2003       2004        2005        2006          2006
                                                      --------    -------    --------     -------    -------
DEBT AND OTHER OBLIGATIONS......................      $     --    $    --    $     --     $   100    $    --
OPERATING LEASES................................           0.7        0.6         0.6         0.5         --
TRANSPORTATION EXPENSES.........................           1.7        1.2         0.9         0.7        0.9
OTHER COMMITMENTS...............................           6.3        0.7          --          --         --
                                                      --------    -------    --------     -------    -------
    TOTAL CONTRACTUAL CASH COMMITMENTS..........      $    8.7    $   2.5    $    1.5     $ 101.2    $   0.9
                                                      ========    =======    ========     =======    =======

         OTHER COMMITMENTS - In the ordinary course of business we enter into long-term commitments to purchase seismic data. The minimum annual payments under these contracts are $6.3 million in 2003 and $0.7 million in 2004.

         MMS APPEAL - Mariner operates numerous properties in the Gulf of Mexico. Three of such properties were leased from the Mineral Management Service subject to the 1996 Royalty Relief Act. This Act relieved the obligation to pay royalties on certain predetermined leases until a designated volume is produced. These three leases contained language, which limited royalty relief if commodity prices exceeded predetermined levels. Beginning in January 2000 commodity prices exceeded the predetermined levels. Management believes the MMS did not have the authority to set pricing limits and the Company filed an administrative appeal with the MMS and has withheld royalties regarding this matter. The Company has recorded a liability for 100% of the exposure on this matter which on December 31, 2002 was $5.5 million.

(j)  RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, we include estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense. We adopted the provisions of SFAS 143 on January 1, 2003.

         The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $7.4 million increase in the carrying values of proved properties, (ii) a $2.1 million decrease in current abandonment liabilities. The net impact of items (i) through (ii) was to record a gain of $9.5 million as a cumulative effect adjustment of a change in accounting principle in our statements of operations upon adoption on January 1, 2003.

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

         In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

         In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and the transition guidance and annual disclosure provisions are effective for us for the year ended December 31, 2002. SFAS No. 148 amends SFAS Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. We adopted SFAS No. 148 for 2002.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

The company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all material guarantees entered into or modified in periods beginning January 1, 2003. The impact of FIN 45 on the company's future Financial Statements will depend upon whether the company enters into or modifies any material guarantee arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - (d) (ii) Changes in Prices and Hedging Activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
Independent Auditors' Report....................................................................................   43

Balance Sheets at December 31, 2002 and 2001....................................................................   44

Statements of Operations for the years ended December 31, 2002, 2001 and 2000...................................   45

Statements of Stockholder's Equity for the years ended December 31, 2002, 2001 and 2000.........................   46

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000...................................   47

Notes to Financial Statements...................................................................................   48

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Mariner Energy, Inc. (the "Company") as of December 31, 2002 and 2001 and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Energy, Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles general accepted in the United States of America.

As described in Note 2, the Company has various related-party transactions and certain control relationships with Enron Corp.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 14, 2003

                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                        2002                2001
                                                                   ---------------    -----------------
                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents................................        $  18,344          $  11,838
     Restricted cash..........................................           15,195                 --
     Receivables..............................................           29,673             34,122
     Prepaid expenses and other...............................            6,757             10,006
                                                                      ---------          ---------
           Total current assets...............................           69,969             55,966
                                                                      ---------          ---------
PROPERTY AND EQUIPMENT:
     Oil and gas properties, at full cost:
           Proved.............................................          620,949            583,207
           Unproved, not subject to amortization..............           44,630             29,341
                                                                      ---------          ---------
                Total.........................................          665,579            612,548
           Other property and equipment.......................            5,601              5,750
     Accumulated depreciation, depletion and amortization.....         (383,601)          (316,567)
                                                                      ---------          ---------
           Total property and equipment, net..................          287,579            301,731
                                                                      ---------          ---------
OTHER ASSETS, NET OF AMORTIZATION.............................            2,636              2,980

LONG-TERM RELATED PARTY RECEIVABLE............................               --              3,223
                                                                      ---------          ---------
TOTAL ASSETS..................................................        $ 360,184          $ 363,900
                                                                      =========          =========
              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable.........................................        $  38,438          $  43,579
     Accrued liabilities......................................           36,313             27,543
     Accrued interest.........................................            4,375              4,469
                                                                      ---------          ---------
           Total current liabilities..........................           79,126             75,591
                                                                      ---------          ---------
OTHER LIABILITIES.............................................           11,141              8,454

LONG-TERM DEBT:
     Senior Subordinated Notes................................           99,821             99,772

STOCKHOLDER'S EQUITY:
     Common stock, $1 par value; 2,000 and 1,000
       shares authorized, 1,380 issued and outstanding,
       at December 31 2002 and December 31, 2001..............                1                  1
     Additional paid-in-capital...............................          227,318            227,318
     Accumulated other comprehensive income(loss).............          (14,177)            25,803
     Accumulated deficit......................................          (43,046)           (73,039)
                                                                      ---------          ---------
           Total stockholder's equity.........................          170,096            180,083
                                                                      ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $ 360,184          $ 363,900
                                                                      =========          =========

    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                          YEAR ENDING DECEMBER 31,
                                                           ------------------------------------------------------
                                                                2002                2001                2000
                                                           --------------      --------------      --------------
REVENUES:

   Oil sales......................................            $ 38,792            $ 69,145            $ 37,959

   Gas sales......................................             119,436              85,855              83,191
                                                              --------            --------            --------
          Total revenues..........................             158,228             155,000             121,150
                                                              --------            --------            --------
COSTS AND EXPENSES:

   Lease operating expense........................              26,076              20,063              17,192

   Transportation expense.........................              10,480              12,011               7,789

   General and administrative expense.............               7,716               9,274               6,549

   Depreciation, depletion and amortization.......              70,821              63,503              56,846

   Impairment of Enron related receivables........               3,234              29,529                  --

                                                              --------            --------            --------
          Total costs and expenses................             118,327             134,380              88,376
                                                              --------            --------            --------

OPERATING INCOME                                                39,901              20,620              32,774

INTEREST:

   Income.........................................                 390                 663                 124

   Expense........................................             (10,298)             (8,890)            (11,037)
                                                              --------            --------            --------

INCOME BEFORE TAXES...............................              29,993              12,393              21,861

PROVISION FOR INCOME TAXES........................                  --                  --                  --
                                                              --------            --------            --------
NET INCOME........................................              29,993            $ 12,393            $ 21,861
                                                              ========            ========            ========

    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                            ACCUMULATED
                                                            ADDITIONAL         OTHER                                  TOTAL
                                        COMMON STOCK         PAID-IN       COMPREHENSIVE      ACCUMULATED        STOCKHOLDER'S
                                     SHARES     AMOUNT       CAPITAL          INCOME            DEFICIT             EQUITY
                                    --------  ----------   ------------   ---------------    -------------      ------------
BALANCE AT DECEMBER 31, 2000          1,380     $   1        $227,318        $      --         $(85,432)            $141,887
                                      -----     -----        --------        ---------         --------             --------

    Net income...................                                                                12,393               12,393

    Cumulative effect of change
       in accounting principle...       --         -               --          (32,976)              --              (32,976)

    Change in fair value of
       derivative hedging
       instruments...............       --         -               --           61,909               --               61,909

    Hedge settlements
       reclassified to income....       --         -               --           (3,130)              --               (3,130)
                                                                                                                    --------

    Total comprehensive income...       --         -               --               --               --               38,196
                                                                                                                    --------

                                      -----     -----        --------        ---------         --------             --------
BALANCE AT DECEMBER 31, 2001          1,380     $   1        $227,318        $  25,803         $(73,039)            $180,083
                                      -----     -----        --------        ---------         --------             --------

    Net income...................                                                                29,993               29,993

    Change in fair value of
       derivative hedging
       instruments...............       --         -               --          (17,105)              --              (17,105)

    Hedge settlements
       reclassified to income....       --         -               --          (22,875)              --              (22,875)
                                                                                                                    --------

    Total comprehensive income...       --         -               --               --               --              (10,044)
                                      -----     -----        --------        ---------         --------             --------
BALANCE AT DECEMBER 31, 2002          1,380     $   1        $227,318        $ (14,177)        $(43,046)            $170,096
                                      =====     =====        ========        =========         ========             ========

   The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               YEAR ENDING
                                                                                               DECEMBER 31,
                                                                             ------------------------------------------------
                                                                                 2002              2001             2000
                                                                             -------------     -------------    -------------
OPERATING ACTIVITIES:
    Net income                                                                 $  29,993         $  12,393        $  21,861
    Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation, depletion and amortization......................            70,588            64,118           57,538
        Hedge Gain                                                               (23,200)               --               --
        Impairment of Enron related receivables.......................             3,223            29,529               --
        Loss on sale of fixed assets                                                  69                --               --
    Changes in operating assets and liabilities:
        Receivables...................................................             4,449            (1,041)          (9,851)
        Prepaid expenses and other....................................             3,249            (4,015)          (1,100)
        Other assets..................................................               344            (5,773)            (785)
        Restricted Cash...............................................           (15,195)
        Accounts payable and accrued liabilities......................           (13,245)           18,331           (3,721)
                                                                               ---------         ---------        ---------
        Net cash provided by operating activities.....................            60,275           113,542           63,942
                                                                               ---------         ---------        ---------
INVESTING ACTIVITIES:
    Additions to oil and gas properties...............................          (105,360)         (163,385)        (107,468)
    Proceeds from property conveyances................................            52,329            90,500           29,002
    Additions to other property and equipment.........................              (738)           (1,158)            (610)
                                                                               ---------         ---------        ---------
        Net cash used in investing activities                                    (53,769)          (74,043)         (79,076)
                                                                               ---------         ---------        ---------
FINANCING ACTIVITIES:
    Repayment of revolving credit facility............................                --           (30,000)         (12,600)
    Capital contributed by sale of stock to parent....................                --                --           55,000
    Proceeds from (payments to) the affiliate credit facility.........                --                --          (25,000)
                                                                               ---------         ---------        ---------
        Net cash (used in) provided by financing activities...........                --           (30,000)          17,400
                                                                               ---------         ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS.................................             6,506             9,449            2,266

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................            11,838             2,389              123
                                                                               ---------         ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................         $  18,344         $  11,838        $   2,389
                                                                               =========         =========        =========

    The accompanying notes are an integral part of these financial statements

                              MARINER ENERGY, INC.

                              MARINER ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

         OIL AND GAS PROPERTIES - Oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Amortization of oil and gas properties is provided using the unit-of-production method based on estimated proved oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the sale or disposition represents a significant quantity of oil and gas reserves, which would have a significant impact on the depreciation, depletion and amortization. The net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues (discounted at 10%) from proved oil and gas reserves based on period-end prices and costs plus the lower of cost or estimated fair value of unproved properties.

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

         OTHER ASSETS - Other assets are primarily deferred loans stated at cost subject to amortization over the life of the related debt. Accumulated amortization as of December 31, 2002 and 2001 was $5.3 million and $4.9 million, respectively.

                              MARINER ENERGY, INC.

         INCOME TAXES - The Company's taxable income is included in a consolidated United States income tax return with Mariner Energy LLC. The intercompany tax allocation policy provides that each member of the consolidated group compute a provision for income taxes on a separate return basis. The Company records its income taxes using an asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be recovered.

         CAPITALIZED INTEREST COSTS - The Company capitalizes interest based on the cost of major development projects which are excluded from current depreciation, depletion, and amortization calculations. Capitalized interest costs were approximately $1,022,000, $2,836,000, and $3,885,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         ACCRUAL FOR FUTURE ABANDONMENT COSTS - Provision is made for abandonment costs calculated on a unit-of-production basis, representing the Company's estimated liability at current prices for costs which may be incurred in the removal and abandonment of production facilities at the end of the producing life of each property. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (See Recent Accounting Pronouncements).

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

         The conditions to be met for a derivative instrument to qualify as a cash flow hedge are the following: (i) the item to be hedged exposes the Company to price risk; (ii) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into; and (iii) at the inception of the hedge and throughout the hedge period there is a high correlation of changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

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

         FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash and cash equivalents, receivables, payables, and debt. At December 31, 2002 and 2001, the estimated fair value of the Company's $100,000,000 Senior Subordinated Notes was approximately $99,000,000 and $95,000,000, respectively. The estimated fair value was determined based on borrowing rates available at December 31, 2002 and 2001, respectively, for debt with similar terms and maturities. The carrying amount of the Company's other instruments noted above approximate fair value.

                              MARINER ENERGY, INC.

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

         MAJOR CUSTOMERS - During the year ended December 31, 2002, sales of oil and gas to three purchasers, including an Enron affiliate, accounted for 42%, 14% and 9% of total revenues. During the year ended December 31, 2001, sales of oil and gas to three purchasers, including an Enron affiliate, accounted for 31%, 24% and 14% of total revenues. During the year ended December 31, 2000, sales of oil and gas to two purchasers, including an affiliate, accounted for 49% and 16% of total revenues. Management believes that the loss of any of these purchasers would not have a material impact on the Company's financial condition or results of operations.

         RECLASSIFICATIONS - Certain reclassifications were made to the prior year's financial statements to conform to the current year presentation.

         STOCK OPTIONS - Historically, we have accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of common stock at the date of the grant over the amount the employee must pay to acquire the common stock. If the exercise price of a stock option is equal to the fair market value at the time of grant, no compensation expense is incurred.

         RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, we include estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense. We adopted the provisions of SFAS 143 on January 1, 2003.

         The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $2.1 million increase in the carrying values of proved properties, (ii) a $7.4 million increase in current abandonment liabilities. The net impact of items (i) through (ii) was to record a gain of $9.5 million as a cumulative effect adjustment of a change in accounting principle in our statements of operations upon adoption on January 1, 2003.

                              MARINER ENERGY, INC.

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

         In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

         In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and the transition guidance and annual disclosure provisions are effective for us for the year ended December 31, 2002. SFAS No. 148 amends SFAS Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. We adopted SFAS No. 148 for 2002.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

         The company has adopted the disclosure requirements of FIN 45 (see Note 2 "Related-Party Transactions) and will apply the recognition and measurement provisions for all material guarantees entered into or modified in periods beginning January 1, 2003. The impact of FIN 45 on the company's future Financial Statements will depend upon whether the company enters into or modifies any material guarantee arrangements.

                              MARINER ENERGY, INC.

2.       RELATED-PARTY TRANSACTIONS

         ENRON BANKRUPTCY - Commencing on December 2, 2001, Enron Corp. ("Enron") and certain of its affiliates, including Enron North America Corp. ("ENA"), filed voluntary petitions for bankruptcy protection. We have been informed that of our various direct or indirect owners, only Enron and ENA are debtors in the bankruptcy. We do not know at this time if any other owners will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership ("JEDI"), which owns approximately 96% of the issued and outstanding equity of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by Enron and affiliates of ENA. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and us. Additionally, five of the Company's directors are officers of Enron or affiliates of Enron. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the minority shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

         Mariner Energy LLC's only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner.

         Management cannot predict with certainty what impact Enron's bankruptcy may have on us. However, it does believe that our assets and liabilities will not become part of the Enron estate in bankruptcy. Although JEDI owns 96% of Mariner Energy LLC's common shares, we, as a separate corporation own or lease the assets used in its business and our management, separate from Enron, is responsible for our day-to-day operations. Contractual provisions restrict Enron access to our assets. We maintain our own accounting system as well as separate debt ratings. We maintain our own separate and complete cash management system and finance its operations separately from Enron, on both a short-term and long-term basis. We file a consolidated tax return with Mariner Energy LLC.

         Notwithstanding the above, we may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. Portions following Enron-related disclosures are based on discussions with Enron's legal advisors and management, including members of our Board of Directors. Although our management has implemented with Enron's legal advisor and management a systematic method of identifying Enron matters which may have a material impact on us, management cannot provide any assurance as the completeness or accuracy of the information provided by or on behalf of Enron.

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

                              MARINER ENERGY, INC.

              Subsequent to the Acquisition, Mariner Energy LLC, Mariner Holdings and Mariner have each entered into various financing and operating transactions with affiliates. In addition, the Company may have from time to time engaged in various commercial transactions and have various commercial relationships with Enron and certain affiliates of Enron, such as holding and exploring, exploiting and developing joint working interests in particular prospects and properties and entering into other oil and gas related or financial transactions. Certain of the Company's third-party debt instruments and arrangements restrict the Company's ability to engage in transactions with its affiliates, but those restrictions are subject to significant exceptions. The Company believes that its current agreements with Enron and its affiliates are, and anticipates that any future agreements with Enron and its affiliates will be, on terms no less favorable to the Company than would be obtained in an agreement with a third party. Below is a summary of key transactions between the Company and affiliate entities.

         MARINER ENERGY LLC

         ENA Affiliate Term Loan - In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $164.4 million as of December 31, 2002, is due March 20, 2004. In conjunction with the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

         Covenants in Mariner's Senior Subordinated Notes restrict the funds of Mariner that can be distributed to Mariner Energy LLC. Accordingly, Mariner Energy LLC is restricted in its ability to repay the unsecured Term Loan or to distribute earnings to its shareholders. In the event Mariner Energy LLC is unable to restructure or extend the maturity of its obligations prior to March 2004 it would either default under the Term Loan or be forced to sell its interest in Mariner or cause Mariner to sell a substantial portion of its assets to repay any outstanding Senior Subordinated Notes so that it could distribute any remaining cash proceeds to Mariner Energy LLC to be used to repay the Term Loan.

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

         MARINER ENERGY, INC.

         Oil and Gas Production Sales to ENA or Affiliates - During the three years ending December 31, 2002, 2001 and 2000, sales of oil and gas production to ENA or affiliates were $56.4million, $50.2 million and $73.4 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA, however, we continued to sell our production to Bridgeline which ENA owned a minority interest. All amounts sold to this party have been collected. As of December 31, 2002, we had an outstanding receivable for $3 million from ENA. This amount was not paid as scheduled and is still outstanding. Mariner has submitted a proof of claim to the bankruptcy court for amounts owed to it by ENA. The Company has estimated 100% of this balance is uncollectible and has recorded a full allowance and related expense.

                              MARINER ENERGY, INC.

         Management Activities - We engage in price risk management activities from time to time. These activities are intended to manage our exposure to fluctuations in commodity prices for natural gas and crude oil. We primarily utilize price swaps and costless collars as a means to manage such risk. Historically, all of our hedging contracts were with ENA. As a result of ENA's bankruptcy, the contracts are currently in default. The November 2001 through April 30, 2002 settlements for oil and gas have not been collected. In addition, on May 14, 2002, we elected under its Master Service Agreement with ENA to terminate all open contracts. The effect of this termination is to fix the nominal value on all remaining contracts on May 14, 2002. Subsequent to this termination, the value of all oil and natural gas unpaid hedge contracts was $7.7 million. We have estimated 100% of this balance is uncollectible and have recorded a full allowance. We have submitted a proof of claims to the bankruptcy court for amounts owed under this agreement. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, we have de-designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in our earnings. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income ("AOCI"), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. For the year ending December 31, 2002 approximately $23.2 million has reversed out to earnings. As of December 31, 2002, $2.6 million remained in AOCI to be reversed out to earnings.

         The following table sets forth the results of hedging transactions during the periods indicated that were made with ENA (all amounts shown are non-cash items):

                                                                                   YEAR ENDING DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                          2002               2001              2000
                                                                      --------------    -------------      --------------
Natural gas quantity hedged (Mmbtu)..........................             18,090            17,733              19,569

Increase (decrease) in natural gas sales (thousands).........           $ 20,413          $ (5,523)          $ (21,364)

Crude oil quantity hedged (MBbls)............................                446               752               1,059

Increase (decrease) in crude oil sales (thousands)...........           $  2,787          $  2,393           $ (14,053)

                              MARINER ENERGY, INC.

Supplemental Affiliate Data - provided below is a supplemental balance sheet and income statement for affiliate entities:

                                                             DECEMBER 31, 2002                  DECEMBER 31, 2001
                                                             -----------------                  -----------------
                                                                  AMOUNTS                            AMOUNTS
                BALANCE SHEET DATA                             (IN MILLIONS)                      (IN MILLIONS)
                ------------------                                          TOTAL                              TOTAL
                                                         ------------  ---------------------------------------------------
RELATED PARTY RECEIVABLE:
    Derivative Asset                                        $   --                         $  2.5             $   --
    Settled Hedge Receivable                                    --                            0.4                 --
    Oil and Gas Receivable                                     8.2             8.2            0.3                3.2

ACCRUED LIABILITIES:
     Transportation Contract                                    --              --            0.9                 --
      Service Agreement                                        0.6             1.5            0.3                1.2

               STOCKHOLDER'S EQUITY:
   Common Stock                                             $ .001              --         $ .001                 --
   Additional Paid in Capital                               $227.3                         $227.3
Accumulated other Comprehensive Income                      $  2.3         $ 229.6         $ 25.8             $253.1

                                                                                       YEAR ENDED
                                                                                       DECEMBER 31
                                                                        -----------------------------------------
            INCOME STATEMENT DATA
                                                                          2002                             2001
                                                                        --------                         --------
Oil and Gas Sales                                                       $   56.4                          $ 50.2
General and Administrative Expenses                                          0.4                             0.2
Transportation Expenses                                                      2.7                             4.2
Unrealized loss and other non-cash                                           3.2                            29.5
derivative instrument adjustments

         As a result of the Enron and ENA bankruptcies, among other implications, we may not be able to obtain credit from banks or trade vendors or enter into hedging arrangements on acceptable terms. To date, our operations have not been materially affected by the bankruptcies; however, our ability to enter into certain transactions including purchase or sale arrangements and to conduct significant capital programs may be affected in the future. Oil and gas sales and the related accounts receivable for the year ending December 31, 2002 relate to sales made to a minority owed affiliate of Enron.

         CONTROLLED GROUP LIABILITY

         On November 12, 2002, Enron's legal advisors and management informed us that we may be an Enron Corp. Controlled Group Member as defined under the Employee Retirement Income Security Act of 1974 ("ERISA") due to Enron's indirect ownership interest in Mariner Energy LLC. Enron management has not made a final determination if we are in fact a Controlled Group Member. Because of numerous ownership issues within the Enron Group, we are unable to make our own determination as to whether we agree or disagree that we are a Controlled Group Member. In the event we are a Controlled Group Member, we may have potential liability for certain employee benefit plan obligations of Enron discussed below.

                              MARINER ENERGY, INC.

         Pension Plans - Applicable federal law authorizes the Pension Benefit Guaranty Corporation ("PBGC") to institute proceedings in federal district court for the termination of a pension plan if it determines the plan has failed to comply with minimum funding standards, the plan is or will be unable to pay benefits when due, or the failure to terminate the plan may reasonably be expected to unreasonably increase the possible long-run loss to the PBGC. Federal law also authorizes the sponsor of a pension plan to terminate the plan at a time when the plan is underfunded, subject to PBGC or court approval.

         Based on discussions with Enron management, it is our management's understanding that, as of December 31, 2002 the assets of Enron's pension plan (the "Enron Plan") were less than the present value of all accrued benefits by approximately $52 million on a SFAS No. 87 basis and approximately $182 million on a plan termination basis. Further, Enron's management has informed Mariner management that the PBGC has filed claims in the Enron bankruptcy cases. The claims are duplicative in nature, representing unliquidated claims for PBGC insurance premiums (the "Premium Claims") and unliquidated claims for due but unpaid minimum funding contributions (the "Contribution Claims") under the Internal Revenue Code of 1986, as amended (the "Tax Code") 29 U.S.C. Sections 412(a) and 1082 and claims for unfunded benefit liabilities (the "UBL" Claims"). Enron and the relevant sponsors of the defined benefit plans are current on their PBGC premiums and their contributions to the pension plans. Therefore, Enron has valued the Premium Claims and the Contribution Claims at $0. The total amount of the UBL Claims is $305.5 million (including $271 million for the Enron
Plan). In addition Enron Management has informed Mariner Management that the PBGC has informally alleged in pleadings filed with the bankruptcy court that the UBL Claim related to the Enron Plan could increase by as much as 100%. PBGC has provided no support (statutory or otherwise) for this assertion and Enron Management disputes the validity of any such claim. Because the Enron Plan is under funded and Enron is in bankruptcy, in certain circumstances the Enron Plan may be terminated and taken control of by the PBGC upon approval of a Federal District Court.

         Mariner's employees have not been participants in the Enron Plan. However, upon termination of a pension plan, all of the members of the controlled group of the plan sponsor become jointly and severally liable for the plan are under funding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically arises against all of the assets of that member of the Controlled Group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the controlled group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically arises against the assets of every member of the controlled group. In either case, the PBGC may file to perfect the lien and attempt to enforce it against the assets of members of the Enron Controlled Group. Mariner has been informed by Enron that Enron's management believes that the lien would be subordinate to prior perfected liens on the assets of the member of the controlled group. Based on discussions with Enron's management, Mariner's management understands that Enron has made all required contributions to date through October 15, 2002. Enron's management has advised us that it intends to make its next contribution, due in the first quarter of 2003.

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

         Mariner has also been informed by Enron management that Enron has contacted the PBGC as well as Unsecured Creditors Committee regarding their intention to terminate the Enron Plan, subject to approval by such parties, the bankruptcy court and authorization to fully fund the Enron Plan in accordance with its terms. If approved Enron would fully fund the Enron Plan in accordance with the terms, the plan could be terminated without any liability to Mariner. Enron has also stated that it believes it has the necessary funds to consummate such a termination. In addition to the extent that entities in the Controlled Group are sold prior to termination of the Plan, proceeds of the sale of such entities may be available to satisfy this liability. Enron estimates proceeds from such sale of Enron Control Group entities would far exceed any plan obligations.

                              MARINER ENERGY, INC.

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

         On August 27, 2002, Enron announced that it had commenced a formal sales process for its interests in certain major assets, including JEDI's ownership of Mariner Energy LLC. In its announcement, Enron indicated that it was extending invitations to visit electronic data rooms containing information on 12 of its most valuable businesses, including Mariner, to a broad universe of potential bidders with whom Enron had executed confidentiality agreements.

         Enron has announced its intent to move forward with the sale of four companies, however, it continues to evaluate its alternatives with regard to Mariner. Management is unable to give assurances that the Company will be or not be sold in the near future and there can be no assurance as to whether JEDI's ownership of Mariner Energy LLC will be sold in the future.

3.       LIQUIDITY

         As of December 31, 2002, we had working capital deficit of approximately $10.2 million, of which $15.2 million is restricted, compared to a working capital deficit of $19.6 million at December 31, 2001. The improvement in the working capital was primarily a result of the sale of half of the Company's working interest in its Falcon Project for approximately $52.3 million including reimbursements with a portion of the proceeds being used to repay the Revolving Credit Facility. We expect our 2003 capital expenditures, excluding capitalized indirect costs and proceeds from property conveyances (see "Note 4. Recent Events"), to be approximately $103.0 million, which would exceed cash flow from operations. However, we believe that cash on hand together with expected cash flow for operations to permit us to fund our remaining planned activities in 2003. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. Accordingly, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.

                              MARINER ENERGY, INC.

         The Company's Revolving Credit Facility matured in October 2002. We have begun discussions with other third party banks to provide a new revolving credit facility. There is no assurance that a new credit facility will be obtained. In addition, our parent, Mariner Energy LLC, is currently obligated under an unsecured term loan with an ENA affiliate. Mariner Energy LLC negotiated an extension of the ENA Affiliate Term Loan to March 20, 2004. In the event Mariner Energy LLC is unable to refinance or restructure its obligations prior to March 2004, Mariner Energy LLC would either default or be forced to sell its interest in the Company, or cause the Company to sell a substantial portion of its assets to repay its outstanding Senior Subordinated Notes so that it could distribute cash to Mariner Energy LLC to be used to repay the term loan. In the event of either a merger or consolidation of Mariner Energy LLC or the Company resulting in a change of control or a sale of all or substantially all of the Company's assets, holders of the Senior Subordinated Notes would have the right to require the Company to repurchase the Senior Subordinated Notes held by them at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest. Any such transaction would also trigger a mandatory prepayment of all amounts outstanding under the ENA Affiliate Term Loan. The Company's ability to pay dividends and make other distributions of cash to Mariner Energy LLC are generally restricted under the indenture governing the Senior Subordinated Notes. As a result, following any change of control transaction or sale of all or substantially all of its assets, the Company would most likely be required to repurchase any Senior Subordinated Notes tendered to it under the indenture and redeem the balance of the Senior Subordinated Notes outstanding as permitted under the indenture before it could distribute cash to Mariner Energy LLC to repay the ENA Affiliate Term Loan.

4.       RECENT EVENTS

         On March 19, 2003, with bids totaling $3.9 million net to us, we were the apparent high bidder solely or with industry partners, on 11 out of 11 blocks on which we and our partners submitted bids in the Central Gulf of Mexico Oil and Gas Lease Sale 185 held on that date. Each of the blocks is in water depths ranging from approximately 20 feet to 1,500 feet. Mariner has a 100% working interest in five of the blocks and a 50% working interest in six blocks.

         In January 2003 we made a deepwater Gulf of Mexico Discovery at "Harrier", East Breaks 759, and a shelf Gulf of Mexico discovery at Vermillion
144. Harrier was drilled in 4,100 feet of water to a total measured depth of 9,510 feet and encountered 315 net feet of gas pay. Mariner holds a 25% working interest. Vermilion 144 was drilled in 87 feet of water to a total measured depth of 16,522 feet and encountered 90 net feet of pay. Mariner is operator with a 42% working interest. First production is expected in June 2003.

         In March 2003, we sold our remaining 25% working interest in our Falcon and Harrier discoveries and surrounding blocks, located in East Breaks area in the western Gulf of Mexico, for $121.6 million. We retained a 4 1/4 percent overriding royalty interest on seven non-producing blocks. The proceeds from the sale are expected to be used for debt reduction, capital expenditures, and other corporate purposes. At December 31, 2002, the Falcon project had 33.3 Bcfe assigned as proven oil and gas reserves to our interest.

5.       LONG-TERM DEBT

         REVOLVING CREDIT FACILITY - In 1996, the Company entered into an unsecured revolving credit facility (the "Revolving Credit Facility") with Bank of America as agent for a group of lenders (the "Lenders"). The Revolving Credit Facility provided for a maximum $150 million revolving credit loan. On October 1, 2002 the Revolving Credit Facility matured. This facility has not yet been replaced; however, management is in discussions with third party banks to provide a replacement facility.

                              MARINER ENERGY, INC.

         10 1/2% SENIOR SUBORDINATED NOTES - On August 14, 1996, the Company completed the sale of $100 million principal amount of 10 1/2% Senior Subordinated Notes Due 2006, (the "Notes"). The proceeds of the Notes were used by the Company to (i) pay a dividend to Mariner Holdings, which used the dividend to fully repay a bridge loan from JEDI incurred in the Acquisition, and
(ii) repay a previous revolving credit facility. The Notes bear interest at 10 1/2% payable semiannually in arrears on February 1 and August 1 of each year. The Notes are unsecured obligations of the Company, and are subordinated in right of payment to all senior debt (as defined in the indenture governing the Notes) of the Company.

         The indenture pursuant to which the Notes are issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, redeem capital stock, make investments, enter into transactions with affiliates, sell assets and engage in mergers and consolidations. As of December 31, 2002, the Company was in compliance with all such requirements.

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

Cash paid for interest for the years ending December 31, 2002, 2001 and 2000 was $11.1, $11.4 million, $15.3 million, respectively.

6.       STOCKHOLDER'S EQUITY

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

         During the years ended December 31, 2002, 2001 and 2000, Mariner Energy LLC granted stock options ("Options") of 0, 13,166, and 39,144, respectively. No options have been exercised, but 212,882 options have been canceled during the three year period. At December 31, 2002, options to purchase 1,926,468 shares were outstanding at an exercisable. The exercise price for outstanding options to purchase an aggregate of 1,574,244 shares under the 1996 plan is $8.33 per share, and the exercise price for options to purchase the remaining outstanding aggregate of 352,224 shares under the 1996 plan is $14.58 per share. These Options generally become exercisable as to one-fifth to one-third on each of the first three to five anniversaries of the date of grant. The Options expire from seven years to ten years after the date of grant. All of the 1,574,244 options issued at $8.33 will expire in June 2003. The remaining options expire in various months between 2008 through 2010.

                              MARINER ENERGY, INC.

         The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income for the year ended December 31, 2002 would not have changed, the net income for the year ending 2001 would have decreased $325,000 and the net income for the year ending 2000 would have decreased $422,000, respectively. Pro forma earnings per share would be $21,734, $8,744 and $15,535 for the years ending December 31, 2002, 2001 and 2000, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option grant is estimated on the date of grant using a present value calculation, risk free interest of 4.54% and 4.75% for the years ending December 31, 2001 and 2000, respectively. No options were granted in 2002. Stock options available for future grant amounted to 507,132 shares at December 31, 2002. Exercisable stock options amounted to 1,926,468 shares at December 31, 2002.

                              MARINER ENERGY, INC.

7.       EMPLOYEE BENEFIT AND ROYALTY PLANS

         EMPLOYEE CAPITAL ACCUMULATION PLAN - The Company provides all full-time employees participation in the Employee Capital Accumulation Plan (the "Plan") which is comprised of a contributory 401(k) savings plan and a discretionary profit sharing plan. Under the 401(k) feature, the Company, at its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 50% of each eligible participant's matched salary reduction contribution as defined by the Plan. Under the discretionary profit sharing contribution feature of the Plan, the Company's contribution, if any, must be determined annually and must be 4% of the lesser of the Company's operating income or total employee compensation and shall be allocated to each eligible participant pro rata to his or her compensation. During 2002, 2001 and 2000, the Company contributed $249,205, $369,677 and $291,940, respectively, to the Plan. This plan is a continuation of a plan provided by the Predecessor Company.

         OVERRIDING ROYALTY INTERESTS - Pursuant to agreements, certain key employees and consultants are entitled to receive, as incentive compensation, overriding royalty interests ("Overriding Royalty Interests") in certain oil and gas prospects acquired by the Company. Such Overriding Royalty Interests entitle the holder to receive a specified percentage of the gross proceeds from the future sale of oil and gas (less production taxes), if any, applicable to the prospects. Cash payments made by the Company under these agreements for the three years ended December 31, 2002, 2001 and 2000 were $2.5, $5.8 and $2.9 million, respectively.

8.       COMMITMENTS AND CONTINGENCIES

         ENRON MATTERS - See "Note 2. Related-Party Transactions", the Company has various related-party transactions and certain control relationships with Enron Corp. and affiliates.

         MINIMUM FUTURE LEASE PAYMENTS - The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum rental obligations under the Company's operating leases in effect at December 31, 2002 are as follows (in thousands):

2003....................        $   645
2004....................            611
2005....................            547
2006....................            445
2007....................              9
                                -------
     TOTAL..............        $ 2,257
                                =======

         Rental expense, before capitalization, was approximately $1,723,000, $1,492,000 and $1,228,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         HEDGING PROGRAM -The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices from time to time primarily through the use of commodity swap and costless collar agreements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. Prior to 2002 all hedge activities historically have been conducted with Enron. As a result of the Enron bankruptcy we have de-designated all hedge positions (see "Note 2 - Related-Party Transactions"). In 2002 we implemented a new hedging program with a third party.

         On June 28, 2002 the Company commenced price risk activities with a third party. These activities are intended to manage the Company's exposure to fluctuations in commodity prices for natural gas and crude. As of December 31, 2002 the Company had the following fixed price swaps outstanding.

                              MARINER ENERGY, INC.

                 TIME PERIOD                      NOTIONAL            FIXED            DECEMBER 31, 2002
                 -----------                     QUANTITIES           PRICE                FAIR VALUE
                                                                                           (millions)
                                                                                           Gain/(Loss)
                                                -------------       ---------        -----------------------
CRUDE OIL (MBbl)
   January 1 - December 31, 2003
      Fixed Price Swap                               548             $ 24.02                 $ (1.8)

      Fixed Price Swap                               183             $ 24.81                   (0.4)
NATURAL GAS (MMbtu)
   January 1 - December 31, 2003
      Fixed Price Swap                               730             $  3.54                    (7.5)
      Fixed Price Swap                               730             $  3.60                    (7.1)
                                                                                             -------
                                                                                             $ (16.8)
                                                                                             =======

         The Company has reviewed the financial strength of its counterparts and believes credit risk to be minimal. As of December 31, 2002 the Company had on deposit, classified as restricted cash, $22.3 million with the third party for collateral. This collateral included $5.8 million in initial margin in cash and $16.5 million in mark-to-market exposure. Initial margin decreases as contracts settle.

         As a result of increasing natural gas prices, in January and February of 2003, the Company unwound, through the purchase of counter positions, all natural gas swap contracts for the months of February through October 2003 locking in a loss of $23.2 million. This loss will be settled over the original contract period.

         As a result of these swaps and other hedging transactions the Company will have approximately 31% of 2003 production subject to hedges. Mark to market value changes approximately $8.6 million for every 10% overall change in commodity prices.

         The following table sets forth the results of hedging transactions during the periods indicated that were made with non-Enron related parties.

                                                                             DECEMBER 31,
                                                                          2002          2001
                                                                       -----------   -----------
NATURAL GAS
Quantity hedged (Mmbtu)                                                      --            --
   Increase (Decrease) in Natural Gas Sales (in thousands)                   --            --

CRUDE OIL
Quantity hedged (MBbls)                                                     169            --
   Increase (Decrease) in Crude Oil Sales (in thousands)                 $ (325)           --

         OTHER COMMITMENTS - In the ordinary course of business we enter into long-term commitments to purchase seismic data. The minimum annual payments under these contracts are $6.3 million in 2003 and $2.7 million in 2004.

                              MARINER ENERGY, INC.

         DEEPWATER RIG - In the fourth quarter of 1999, Noble Drilling Corporation filed suit against the Company alleging breach of contract regarding a letter of intent for a five year Deepwater rig contract. In February 2000, both the Company and Noble Drilling Corporation entered into a settlement agreement whereby the Company committed to using this Deepwater rig for a minimum of 660 days over a five-year period at market-based day rates for comparable drilling rigs in comparable water depths subject to a floor day rate ranging from $65,000 to $125,000. In exchange for market-based day rates, Noble Drilling was assigned working interests in seven of the Company's deepwater exploration prospects. The Company will pay Noble Drilling's share of the costs of drilling the initial test well on each of these prospects. As of December 31, 2002, 43 days remained on this commitment and the Company has drilled five of the seven prospects.

         MMS APPEAL - Mariner operates numerous properties in the Gulf of Mexico. Three of such properties were leased from the Mineral Management Service subject to the 1996 Royalty Relief Act. This Act relieved the obligation to pay royalties on certain predetermined leases until a designated volume is produced. These three leases contained language, which limited royalty relief if commodity prices exceeded predetermined levels. Beginning in January 2000 commodity prices exceeded the predetermined levels. Management believes the MMS did not have the authority to set pricing limits and the Company filed an administrative appeal with the MMS and has withheld royalties regarding this matter. The Company has recorded a liability for 100% of the exposure on this matter which on December 31, 2002 was $5.5 million.

         LITIGATION - The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually and in the aggregate, to be material.

9.       INCOME TAXES

         The following table sets forth a reconciliation of the statutory federal income tax with the income tax provision (in thousands):

                                                                 YEAR ENDING DECEMBER 31,
                                            -------------------------------------------------------------------
                                                    2002                    2001                  2000
                                            ----------------------  ---------------------  --------------------
                                                 $          %            $          %          $          %
                                            ----------  ----------  ----------  ---------  ----------  --------
Income before income taxes...............      29,993       --         12,393       --       21,861         --
Income tax expense (benefit) computed at
   statutory rates.......................      10,498       35          4,338       35        7,651         35
Change in valuation allowance............     (11,507)     (38)        (4,544)     (37)      (8,742)       (40)
Other....................................       1,009        3            206        2        1,091          5
                                              -------     ----        -------     ----       ------       ----
Tax Expense..............................          --       --             --       --           --         --
                                              =======     ====        =======     ====       ======       ====

         No federal income taxes were paid by the Company during the years ended December 31, 2002, 2001 and 2000.

         The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

                              MARINER ENERGY, INC.

                                                                                YEAR ENDING DECEMBER 31,
                                                                      ---------------------------------------------
                                                                         2002             2001            2000
                                                                      ------------    -------------    ------------
DEFERRED TAX ASSETS:
   Net operating loss carry forwards.............................      $  21,025        $ 21,618         $  43,142
   Differences between book and tax basis of receivables.........          3,160          10,335                --
   Valuation allowance...........................................         (7,090)        (18,597)          (23,141)
                                                                       ---------        --------         ---------
          Total net deferred tax assets..........................         17,095          13,356            20,001
DEFERRED TAX LIABILITIES:
   Differences between book and tax basis of properties..........        (17,095)        (13,356)         ( 20,001)
                                                                       ---------        --------         ---------
          Total net deferred taxes...............................             --              --                --
                                                                       =========        ========         =========

         As of December 31, 2002, the Company had a cumulative net operating loss carryforward ("NOL") for federal income tax purposes of approximately $60.1 million, which begins to expire in the year 2012. A valuation allowance is recorded against tax assets which are not likely to be realized. Because of the uncertain nature of their ultimate realization, as well as past performance and the NOL expiration date, the Company has established a valuation allowance against this NOL carryforward benefit and for all net deferred tax assets in excess of net deferred tax liabilities.

10.      OIL AND GAS PRODUCING ACTIVITIES AND CAPITALIZED COSTS

         The results of operations from the Company's oil and gas producing activities were as follows (in thousands):

                                                                 YEAR ENDING DECEMBER 31,
                                                        --------------------------------------------
                                                            2002           2001            2000
                                                        -----------     ------------    ------------
Oil and gas sales................................        $ 158,228       $ 155,000        $121,150

Production costs.................................           26,076         (20,063)        (17,192)

Transportation...................................           10,480         (12,011)         (7,789)

Depreciation, depletion and amortization.........           70,821         (63,503)        (56,846)
                                                         ---------       ---------        --------

    Results of operations........................        $  50,851       $  59,423        $ 39,323
                                                         =========       =========        ========

                              MARINER ENERGY, INC.

         Costs incurred in property acquisition, exploration and development activities were as follows (in thousands, except per equivalent mcf amounts):

                                                                        YEAR ENDING DECEMBER 31,
                                                              ---------------------------------------------
                                                                 2002              2001            2000
                                                              ----------       -------------    -----------
Property acquisition costs
    Unproved properties                                        $     --          $  8,721         $ 14,000
Exploration costs                                                40,358            57,665           17,192
Development costs                                                65,002            96,999           76,276
Proceeds from property conveyances.........................     (52,329)          (90,500)         (29,002)
                                                               --------          --------         --------
    Total costs, net of proceeds from property conveyances.    $ 53,031          $ 72,885         $ 78,466
                                                               ========          ========         ========
Depreciation, depletion and amortization rate per
equivalent Mcf before impairment...........................    $   1.78          $   1.73         $   1.57

        The Company capitalizes internal costs associated with exploration activities in progress. These capitalized costs were approximately $1,022,000, $10,508,000 and $11,625,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

        The following table summarizes costs related to unevaluated properties which have been excluded from amounts subject to amortization at December 31, 2002. The Company regularly evaluates these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within three years.

                                         COST INCURRED DURING THE YEAR
                                               ENDED DECEMBER 31,
                                     ---------------------------------------                         TOTAL AT
                                         2002          2001          2000        PRIOR            DECEMBER 31, 2002
                                     ------------   ----------   -----------  -----------   -----------------------------
Property acquisition costs......       $ 16,289      $ 8,912       $ 2,527      $ 9,672              $ 37,400

Exploration costs...............          1,834        5,380            --           16                 7,230
                                       --------      -------       -------      -------              --------
  Total ........................         18,123      $14,292       $ 2,527      $ 9,688              $ 44,630
                                       ========      =======       =======      =======              ========

         All of the excluded costs at December 31, 2002 relate to activities in the Gulf of Mexico.

11. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

         Estimated proved net recoverable reserves as shown below include only those quantities that are expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion. Also included in the Company's proved undeveloped reserves as of December 31, 2002 were reserves expected to be recovered from wells for which certain drilling and completion operations had occurred as of that date, (See "Note 4. Recent Events" regarding sale of our remaining working interest in the Falcon project subsequent to December 31,
2002) but for which significant future capital expenditures were required to bring the wells into commercial production.

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

                              MARINER ENERGY, INC.

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

                     ESTIMATED QUANTITIES OF PROVED RESERVES
                                 (IN THOUSANDS)

                                                                                               NATURAL GAS
                                                            OIL            NATURAL GAS          EQUIVALENT
                                                           (BBL)              (MCF)               (MCFE)
                                                         -----------      -------------    ------------------
DECEMBER 31, 1999                                           9,927           118,790              178,352
                                                           ------           -------              -------
    Revisions of previous estimates..................         324           (13,255)             (11,311)
    Extensions, discoveries and other additions......       4,123            24,649               49,387
    Sale of reserves in place........................        (215)             (673)              (1,963)
    Purchase of reserves in place....................          --            25,455               25,455
    Production.......................................      (1,762)          (25,710)             (36,282)
                                                           ------           -------              -------
DECEMBER 31, 2000                                          12,387           129,256              203,578
                                                           ------           -------              -------
    Revisions of previous estimates..................       2,079            (8,240)               4,236
    Extensions, discoveries and other additions......       2,736            96,711              113,127
    Sale of reserves in place........................      (4,123)          (22,470)             (47,208)
    Production.......................................      (2,978)          (18,796)             (36,664)
                                                           ------           -------              -------
DECEMBER 31, 2001                                          10,101           176,461              237,067
                                                           ------           -------              -------
    Revisions of previous estimates..................         541             5,523                8,769
    Extensions, discoveries and other additions......       2,108            18,791               31,439
    Sale of reserves in place........................         (35)          (35,088)             (35,298)
    Production.......................................      (1,697)          (29,632)             (39,814)
                                                           ------           -------              -------
DECEMBER 31, 2002                                          11,018           136,055              202,163
                                                           ======           =======              =======

                              MARINER ENERGY, INC.

                ESTIMATED QUANTITIES OF PROVED DEVELOPED RESERVES
                                 (IN THOUSANDS)

                                                                                        NATURAL GAS
                                                     OIL           NATURAL GAS           EQUIVALENT
                                                    (BBL)             (MCF)                (MCFE)
                                                  ---------     -----------------    -----------------
December 31, 2000.............................      5,540             61,623               94,863

December 31, 2001.............................      4,675             44,040               72,090

December 31, 2002.............................      3,609             64,586               86,240

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

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDING DECEMBER 31,
                                                                ------------------------------------------------
                                                                     2002              2001             2000
                                                                --------------    --------------    ------------
Future cash inflows.........................................       $ 992,700        $ 615,131        $1,758,734

Future production costs.....................................        (154,661)        (149,636)         (161,617)

Future development costs....................................        (110,474)        (145,243)         (162,277)

Future income taxes.........................................         (72,648)              --          (372,059)
                                                                   ---------        ---------        ----------

Future net cash flows.......................................         654,917          320,252         1,062,781
                                                                   ---------        ---------        ----------

Discount of future net cash flows at 10% per annum..........        (191,345)         (88,224)         (290,075)
                                                                   ---------        ---------        ----------

Standardized measure of discounted future net flows.........         463,572        $ 232,028        $  772,705
                                                                   =========        =========        ==========

         During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets and in the United States, including the posted prices paid by purchasers of the Company's crude oil. The weighted average prices of oil and gas at December 31, 2002, 2001 and 2000, used in the above table, were $29.34, $16.40 and $26.36 per Bbl, respectively, and $5.09, $2.60 and $11.32 per Mcf, respectively, and do not include the effect of hedging contracts in place at period end.

         The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                                            YEAR ENDING DECEMBER 31,
                                                 -----------------------------------------------
                                                     2002             2001             2000
                                                 --------------    ------------    -------------
Sales and transfers of oil and gas produced,
   net of production costs...................      (125,610)        $(122,053)       $(96,169)
Net changes in prices and production costs...       331,085          (661,871)        503,871
Extensions and discoveries, net of future
   development and production costs..........        50,085           130,512         214,022
Development costs during period and net change
   in development costs......................        28,474            40,674          39,736
Revision of previous quantity estimates......         7,480          (106,813)        (13,365)
Purchases of reserves in place...............                              --         157,657
Sales of reserves in place...................       (25,887)         (172,072)         (2,584)
Net change in income taxes...................       (51,423)          270,510        (270,510)
Accretion of discount before income taxes....        29,488           104,320          29,678
Changes in production rates (timing) and
   other.....................................       (12,148)          (23,884)           (857)
                                                  ---------         ---------        --------
Net change...................................     $ 231,544         $(540,677)       $561,479
                                                  =========         =========        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of our executive officers and directors and a key consultant as of March 4, 2003. All directors are elected for a term of one year and serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.

Name                             Age        Position with the Company
----                             ---        -------------------------
Scott D. Josey                   45         Chairman of the Board and Chief Executive Officer
Judd Hansen                      47         Vice President
David S. Huber                   52         Consultant and Sr. Vice President
Cory L. Loegering                47         Vice President - Deepwater Operations
Dalton F. Polasek                51         Sr. Vice President
Mike C. van den Bold             40         Vice President - Development
Michael A. Wichterich            35         Vice President - Finance & Administration
Raymond M. Bowen, Jr.            43         Director
Craig A. Fox                     47         Director
Michael S. McConnell             43         Director
Jesus G. Melendrez               43         Director
Greg F. Piper                    40         Director

         Mr. Josey is the Chairman of the Board and Chief Executive Officer of Mariner Energy, Inc. From 2000 to 2002, Mr. Josey served as Vice President and Co-Manager of Enron Energy Capital Resources, which provided debt, mezzanine, and equity capital to energy companies. From 1995 to 2000, Mr. Josey was the managing partner of Sagestone Capital, which provided investment-banking services to the oil and gas industry and portfolio management services to Commonfund Capital, a fund of funds for endowments and foundations. From 1993 to 1995, Mr. Josey was a Director with Enron Capital & Trade Resources Corp. in its energy investment group. From 1982 to 1993, Mr. Josey was with Texas Oil and Gas Corp., where he worked in all phases of its drilling, production, pipeline, corporate planning and commercial activities. Mr. Josey is a member of the Society of Petroleum Engineers and the Independent Producers Association of America. Mr. Josey received his BS in mechanical engineering from Texas A&M University, his MBA from the University of Texas, and his MS in petroleum engineering from the University of Houston.

         Mr. Hansen has served as Vice President of Mariner Energy, Inc. since September 2002. Mr. Hansen has served as Manager of Drilling and Operations of Aeon Exploration Company since its inception in 2001. He was employed as Operations Manager, Gulf Coast Division for Basin Exploration, Inc. from November 1997 until it was merged with Stone Energy in February 2001. From 1991 to 1997, he was employed in various engineering positions at Greenhill Petroleum Corporation, including Senior Production Engineer and Workover/Completion Superintendent. He began his career in 1978 as a Drilling Engineer for Shell Oil Company.

         Mr. Huber, a consultant, began his association with us in 1991 as a deepwater project management consultant and is presently a Sr. Vice President over the Deepwater department. Prior to joining us, Mr. Huber was employed by Hamilton Oil Corporation in the North Sea from 1981 to 1991, holding positions of production manager, planning and economics manager, and engineering manager. He was the deepwater drilling engineering supervisor for Esso Exploration, Inc. from 1974 to 1980.

         Mr. Loegering has been our Vice President of Deepwater Operations since August 2002. He has been active in exploration and production in the Gulf of Mexico since 1977. Cory began with Conoco in 1977 in the construction, production and reservoir departments. In 1982 he joined Tenneco and held the position of reservoir engineering supervisor and was later moved to a position of senior engineer in the economic, planning and analysis group. He joined Hardy Oil and Gas, now Mariner, in 1990. In 1992, Cory became active in deepwater with the formulation and implementation of Mariner's objective to become a deepwater operator. Cory holds a BS degree in Civil Engineering from Montana State University.

         Mr. Polasek has been Sr. Vice President of Mariner Energy, Inc. since September 2002. Mr. Polasek has served as Vice President and Principal of Aeon Exploration Company since its inception in 2001. He served as Vice President of Gulf Coast Engineering for Basin Exploration, Inc. from 1996 until it was merged with Stone Energy in February 2001. From 1994 to 1996, he was employed by SMR Energy Income Funds as Vice President of Engineering. From 1991 to 1994, Mr. Polasek served as the director of Gulf Coast Acquisitions/Engineering for General Atlantic Resources. Prior to joining GA Resources, Mr. Polasek served as manager of planning and business development for Mark Producing Company from 1983 to 1991. He began his career in 1975 as a reservoir engineer for Amoco Production Company. Mr. Polasek is a Registered Professional Engineer in Texas and a member of the Independent Producers Association of America, the American Association of Drilling Engineers and the American Petroleum Institute.

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

         Mr. Bowen has served as a director since January 2000. He is currently Executive Vice President and Chief Financial Officer of ENA and has held various management positions with ENA since 1996. Prior to joining ENA, Mr. Bowen was a Vice President and Senior Banker in Citicorp's Petroleum, Metals and Mining Department in Houston.

         Mr. Fox is currently Senior Vice President and Senior Engineer at the Royal Bank of Scotland; prior to this position he was Vice President and Technical Manager for Enron Energy Capital Resources. Mr. Fox received his bachelor's of science degree in mechanical engineering from Texas A&M University in 1977. He was employed with Houston Oil & Minerals, Tenneco Oil Company, and Sandefer Oil & Gas as a reservoir and production engineer for 15 years before joining Enron Finance Corp. in 1992 as a Senior Reservoir Engineer. He became a Vice President in the engineering group supporting producer finance in 1995.

         Mr. McConnell is Chairman and Chief Executive Officer of the Enron Generation and Production Group, which is responsible for unregulated businesses in North America. He also serves on the Executive Committee of Enron Corp. Mr. McConnell graduated from the University of Oklahoma in 1982 with a BBA in Petroleum Land Management with an emphasis on Law. He is a member of the Price Business School Board of Advisors for the University of Oklahoma and is currently serving on several Boards of Directors.

         Mr. Melendrez is a Vice President of ENA and is responsible for the execution and structuring of upstream transactions. Prior to joining ENA in 1999, Mr. Melendrez was Sr. Vice President of Enserch Energy Services, Inc. He has held financial positions with several Enron affiliates since the early 1990's that involved loan restructuring and power marketing.

         Mr. Piper is Managing Director of Enron North America and President and Chief Operating Officer of the Generation and Production Group. Prior to his current position, Mr. Piper was Managing Director and Chief Information Officer of Enron Corp. Mr. Piper graduated from the Colorado School of Mines in 1986 with a Bachelor of Science degree in Petroleum Engineering and graduated from the University of Texas in 1997 with a Masters in Business Administration.

         The Shareholders' Agreement requires that the Board of Directors include at least three nominees of the Management Stockholders. The remaining board members are to include nominees of JEDI. See "Certain Relationships and Related Transactions on page 72.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual compensation for Mariner's Chief Executive Officer and the four other most highly compensated executive officers for the three fiscal years ended December 31, 2002, two of which were no longer with the Company at year end. These individuals are sometimes referred to as the "named executive officers".

                                                                          CURRENT YEAR
                                                                       COMPENSATION UNDER
                                            ANNUAL    OTHER ANNUAL       OUR OVERRIDING        ALL OTHER
  NAME AND PRINCIPAL POSITION      YEAR     SALARY   COMPENSATION (1)  ROYALTY PROGRAM (2)  COMPENSATION (3)
-------------------------------   ------   -------   ---------------   ------------------   ---------------
Scott D. Josey                     2002     90,909             1,825                    0           306,452
Chairman of the Board &            2001          0                 0                    0           112,500
Chief Executive Officer            2000          0                 0                    0                 0

Dave Huber                         2002          0                 0                1,120           283,407
Sr. Vice President, Deepwater      2001          0                 0                6,276           295,788
                                   2000          0                 0                5,003           257,462

Mike Wichterich                    2002    152,500            11,317                    0            83,906
Vice President of Finance          2001    127,797             8,773                    0            36,144
And Administration                 2000    111,250             5,320                    0            25,144

Mike van den Bold                  2002    152,500            10,228                    0            83,925
Vice President Exploration         2001    131,125             5,616                    0            13,662
                                   2000     59,000               750                    0                81

Cory Loegering                     2002    145,200             9,221                  462            72,053
Vice President Deepwater           2001    128,999             4,992                2,641               270
                                   2000    123,600             2,760                2,063               232

Kelly Zelikovitz                   2002          0                 0                    0           428,084
Corporate Secretary and General    2001          0                 0                    0           408,481
Counsel                            2000          0                 0                    0           218,815

Richard Clark                      2002     46,873                 0                1,232           334,223
Senior Vice President              2001    250,000             6,800                7,043               270
                                   2000    235,000             3,680                5,596               210

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

         (2) These amounts include the value conveyed during the applicable year attributable to overriding royalty interests assigned to the named executive officer during the applicable year and distributions received, if any, during the applicable year attributable to overriding royalty interests assigned to the named executive officers during the applicable year. For information on overriding royalty payments received during the applicable year attributable to overriding royalty interests assigned to the named executive officer during past years, see the table below under "Overriding Royalty Program." These amounts also do not include amounts received during the applicable year as a result of sales of overriding royalty interests by individuals, normally in connection with sales of properties by us. No such sales were made in 2002, 2001 or 2000.

         (3) Amounts shown reflect insurance premiums paid by us with respect to term life insurance for the benefit of the named executive officers and any performance bonuses, severance payments and contract fees paid during the year. In addition for Mr. Josey, the amounts also incurred payable to Enron North America under a Services Agreement . Mr. Josey, in 2002, became an employee of Mariner and is no longer working through the Services Agreement.

OPTIONS

         None of the named executive officers exercised stock options in 2002. The following table shows the number and value of options owned by our named executive officers at December 31, 2002. All of the options described in the table below have been issued under the Mariner Energy LLC 1996 Stock Option Plan.

                                                      NUMBER OF
                                                    COMMON SHARES
                                                      UNDERLYING
                                               UNEXERCISED OPTIONS AT
                                                 DECEMBER 31, 2001
                                                 -----------------
                                           EXERCISABLE     UNEXERCISABLE
                                           -----------     -------------
Dave Huber.........................           17,136            0

Mike Wichterich....................           20,568            0

Mike van den Bold..................            8,232            0

Cory Loegering.....................           48,456            0

Richard Clark......................          167,928            0

Under the Mariner Energy LLC 1996 Stock Option Plan, a committee of the board of directors is authorized to grant options to purchase common shares, including options qualifying as "incentive stock options" under Section 422 of the Internal Revenue Code and options that do not so qualify, to employees and consultants as additional compensation for their services to us. The 1996 plan is intended to promote our long-term financial interests by providing a means by which designated employees and consultants may develop a sense of proprietorship and personal involvement in our development and financial success. We believe that this encourages them to remain with and devote their best efforts to our business and to advance the mutual interests of our shareholders and us. A total of 2,433,600 common shares may be issued under options granted under the 1996 plan, subject to adjustment for any share split, share dividend or other change in the common shares or our capital structure. Options to purchase 1,926,468 common shares are outstanding under the 1996 plan, 1,926,468 of which are currently exercisable. The exercise price for outstanding options to purchase an aggregate of 1,574,244 shares under the 1996 plan is $8.33 per share, and the exercise price for options to purchase the remaining outstanding aggregate of 352,224 shares under the 1996 plan is $14.58 per share. Subject to the provisions of the 1996 plan, the compensation committee is authorized to determine who may participate in the 1996 plan, the number of shares that may be issued under each option granted under the 1996 plan, and the terms, conditions and limitations applicable to each grant. Subject to some limitations, the board of directors of Mariner Energy LLC is authorized to amend, alter or terminate the 1996 plan.

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

         All named executive officers are either employees at will with no employment contracts or contractors with contract cancellable upon 30 days notice, who became employees at will before March 4, 2002. Prior to becoming an employee Mr. Josey and Mr. Keel performed services under a Service Agreement with ENA at $25,000 per month. Mr. Josey became an employee at will in September 2002. Ms. Zelikovitz and Mr. Huber were performing their services under month to month cancellable contracts. Ms. Zelikovitz resigned her position in December 2002.

         The named executive officers are entitled to participate in any medical, dental, life and accidental death and dismemberment insurance programs and retirement, pension, ERISA severance, deferred compensation and other benefit programs instituted by us from time to time. The employees are also entitled to vacation, reimbursement of specified expenses. Mr. Huber, Mr. Wichterich, Mr. Loegering and Mr. van den Bold each have retention agreements which provide for the payments of $30,000, $25,000, $25,000 and $25,000, respectively, to be paid on June 23, 2003. Mr. Josey is currently in negotiating with the compensation committee to establish a retention agreement. The terms and conditions of this agreement have not been established.

         If we terminate a named executive officer's or any other employee without cause, the named executive officer or employee will be entitled to, among other things the higher of:

     a. One week of pay for every $10,000 increment in base salary, rounded up to the next $10,000 increment

     b. One week of pay for every year of service rounded up to the next whole year

     c. An equal amount of the combined a. and b. above upon the signing of a release of liability, or;

     d.   Any amounts owned under the our employee retention plan.

     If a named executive officer's employment agreement is terminated by us for cause, we will have no obligation to that employee other than to:

     -    pay his salary through the day of termination;

     - pay him the value of his benefits under the employment agreement through the month of termination

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

         The overriding royalty interest percentage of our working interest to which each named executive officer is entitled for the period before well payout is one-fourth of the overriding royalty interest percentage for the period after well payout. These percentages currently range from .051562 % to .137500 % before payout and from .206250 % to .550000 % after payout for the named executive officers.

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

                                              AGGREGATE CASH AMOUNTS RECEIVED
                                                  FROM PREVIOUSLY ASSIGNED
                                                        OVERRIDING
                                                    ROYALTY INTERESTS(1)
                                             ----------------------------------
        NAME                                   2001         2001         2000
-------------------                            ----         ----         ----
Richard Clark...................             $333,429     $544,237     $260,577

Dave Huber......................              262,084      409,895      128,659

Cory Loegering..................              119,191      189,063       79,596

----------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Mariner is an indirect wholly owned subsidiary of Mariner Energy LLC. The following table sets forth the name and address of the only shareholder of Mariner Energy LLC that is known by the Company to beneficially own more than 5% of the outstanding common shares of Mariner Energy LLC, the number of shares beneficially owned by such shareholder, and the percentage of outstanding shares of common shares of Mariner Energy LLC so owned, as of March 1, 1999. As of March 4, 2003, there were 13,928,308 common shares of Mariner Energy LLC outstanding.

                                NAME AND ADDRESS                    NATURE OF              AMOUNT AND
  TITLE OF CLASS               OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP     PERCENT OF CLASS
  --------------               -------------------             --------------------     ----------------
Common Stock of        Joint Energy Development                     13,334,186                95.7%
Mariner Energy LLC     Investments Limited Partnership (1)
                       1400 Smith Street
                       Houston, Texas 77002

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

         The table appearing below sets forth information as of March 4, 2003, with respect common shares of Mariner Energy LLC beneficially owned by each of our directors, the named officers listed in the compensation table, a key consultant and all directors and executive officers and such key consultant as a group, and the percentage of outstanding common shares of Mariner Energy LLC so owned by each.

                                            AMOUNT AND NATURE
       DIRECTORS, KEY CONSULTANT AND          OF BENEFICIAL      PERCENT
         NAMED EXECUTIVE OFFICERS             OWNERSHIP (1)     OF CLASS
         ------------------------             -------------     --------
David S. Huber...........................        61,440            *

Cory Loegering...........................        17,172            *

All directors and executive and
                                            -----------------   --------
  consultant as a group (2 persons)......        78,612            *
                                            -----------------   --------

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

         Enron and certain of its subsidiaries and other affiliates collectively participate in nearly all phases of the oil and natural gas industry and, therefore, compete with Mariner. In addition, ENA, JEDI and other affiliates of ENA have provided, and may in the future provide, and ECT Securities Limited Partnership, another affiliate of Enron, has assisted in arranging financing to non-affiliated participants in the oil and natural gas industry who are or may become competitors of Mariner. Because of these various possible conflicting interests, the Shareholders' Agreement includes provisions designed to clarify that generally Enron and its affiliates have no duty to make business opportunities available to Mariner and no duty to refrain from conducting activities that may be competitive with us.

         Under the terms of the Shareholders' Agreement, Enron and its affiliates (which include, without limitation, ENA and JEDI) are specifically permitted to compete with Mariner, and neither Enron nor any of its affiliates has any obligation to bring any business opportunity to Mariner.

         ENRON BANKRUPTCY - Commencing on December 2, 2001, Enron Corp. ("Enron") and certain of its affiliates, including Enron North America Corp. ("ENA"), filed voluntary petitions for bankruptcy protection. We have been informed that of our various direct or indirect owners, only Enron and ENA are debtors in the bankruptcy. We do not know at this time if any other owners will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership ("JEDI"), which owns approximately 96% of the issued and outstanding equity of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by Enron and affiliates of ENA. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and us. Additionally, five of the Company's directors are officers of Enron or affiliates of Enron. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the minority shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

         Mariner Energy LLC's only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner.

         Management cannot predict with certainty what impact Enron's bankruptcy may have on us. However, it does believe that our assets and liabilities will not become part of the Enron estate in bankruptcy. Although JEDI owns 96% of Mariner Energy LLC's common shares, we, as a separate corporation own or lease the assets used in its business and our management, separate from Enron, is responsible for our day-to-day operations. Contractual provisions restrict Enron access to our assets. We maintain our own accounting system as well as separate debt ratings. We maintain our own separate and complete cash management system and finance its operations separately from Enron, on both a short-term and long-term basis. We file a consolidated tax return with Mariner Energy LLC.

         Notwithstanding the above, we may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. Portions following Enron-related disclosures are based on discussions with Enron's legal advisors and management, including members of our Board of Directors. Although our management has implemented with Enron's legal advisor and management a systematic method of identifying Enron matters which may have a material impact on us, management cannot provide any assurance as the completeness or accuracy of the information provided by or on behalf of Enron.

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

The following chart represents our current ownership structure and affiliation with Enron entities.


------------------                                          ------------------
   Enron North    ____________________100%__________________    Enron Corp.
  America Corp.   _____                                     ------------------
------------------    |                                             |
        |             |                                             |
        |             |                                             |
        |             |                                             |
        |             |        ------------------                   |
        |             |________   JILP-LP, Inc.                     |
        |                      ------------------                   |
        |                               |                           |
        |                               |  (Asset Specific)         |
        |                               |                           |
        |                      ------------------                   |
        |                           Ponderosa                       |
        |                           Assets LP                      LP
        |                      ------------------                   |
        |                               |                           |
        |                               |  (Limited Partnership)    |
        |                               |                           |
------------------             ------------------                   |
   Enron Capital  _____GP______   Enron Capital                     |
       Corp.           ________   Management LP                     |
------------------     |       ------------------                   |
                       |                |                           |
                       |                GP                          |
                       |                |                           |
------------------     |       ------------------                   |
   Enron Capital  _____|           Joint Energy                     |
 Management, LLC  ____SLP______    Development   ___________________|
------------------             Investments (JEDI)
                               ------------------
                                        |
                                       96%
                                        |
                               ------------------             ------------------
                                     Mariner      _____4%_____  Employees and
                                   Energy, LLC                 Former Employees
                               ------------------             ------------------
                                        |
                                      100%
                                        |
                               ------------------
                                     Mariner
                                 Holdings, Inc.
                               ------------------
                                        |
                                      100%
                                        |
                               ------------------
                                     Mariner
                                   Energy, Inc.
                               ------------------


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

MARINER ENERGY LLC

         ENA Affiliate Term Loan - In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $164.4 million as of December 31, 2002, is due March 20, 2004. In conjunction with the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

         Covenants in Mariner's Senior Subordinated Notes restrict the funds of Mariner that can be distributed to Mariner Energy LLC. Accordingly, Mariner Energy LLC is restricted in its ability to repay the unsecured Term Loan or to distribute earnings to its shareholders. In the event Mariner Energy LLC is unable to restructure or extend the maturity of its obligations prior to March 2004 it would either default under the Term Loan or be forced to sell its interest in Mariner or cause Mariner to sell a substantial portion of its assets to repay any outstanding Senior Subordinated Notes so that it could distribute any remaining cash proceeds to Mariner Energy LLC to be used to repay the Term Loan.

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

         MARINER ENERGY, INC.

         Oil and Gas Production Sales to ENA or Affiliates - During the three years ending December 31, 2002, 2001 and 2000, sales of oil and gas production to ENA or affiliates were $56.4million, $50.2 million and $73.4 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA, however, we continued to sell our production to Bridgeline which ENA owned a minority interest. All amounts sold to this party have been collected. As of December 31, 2002, we had an outstanding receivable for $3 million from ENA. This amount was not paid as scheduled and is still outstanding. Mariner has submitted a proof of claim to the bankruptcy court for amounts owed to it by ENA. The Company has estimated 100% of this balance is uncollectible and has recorded a full allowance and related expense.

         Management Activities - We engage in price risk management activities from time to time. These activities are intended to manage our exposure to fluctuations in commodity prices for natural gas and crude oil. We primarily utilize price swaps and costless collars as a means to manage such risk. Historically, all of our hedging contracts were with ENA. As a result of ENA's bankruptcy, the contracts are currently in default. The November 2001 through April 30, 2002 settlements for oil and gas have not been collected. In addition, on May 14, 2002, we elected under its Master Service Agreement with ENA to terminate all open contracts. The effect of this termination is to fix the nominal value on all remaining contracts on May 14, 2002. Subsequent to this termination, the value of all oil and natural gas unpaid hedge contracts was $7.7 million. We have estimated 100% of this balance is uncollectible and has recorded a full allowance. We have submitted a proof of claims to the bankruptcy court for amounts owed under this agreement. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, we have de-designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in our earnings. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income ("AOCI"), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. For the year ending December 31, 2002 approximately $23.2 million has reversed out to earnings. As of December 31, 2002, $2.6 million remained in AOCI to be reversed out to earnings.

         The following table sets forth the results of hedging transactions during the periods indicated that were made with ENA (all amounts shown are non-cash items):

                                                                    YEAR ENDING DECEMBER 31,
                                                                 -----------------------------
                                                                  2002       2001       2000
                                                                 -------   --------   --------
Natural gas quantity hedged (Mmbtu)..........................     18,090     17,733     19,569

Increase (decrease) in natural gas sales (thousands).........    $20,413   $ (5,523)  $(21,364)

Crude oil quantity hedged (MBbls)............................        446        752      1,059

Increase (decrease) in crude oil sales (thousands)...........    $ 2,787   $  2,393   $(14,053)

Supplemental Affiliate Data - provided below is a supplemental balance sheet and income statement for affiliate entities:

                                          DECEMBER 31, 2002      DECEMBER 31, 2001
                                          -----------------      -----------------
                                               AMOUNTS                AMOUNTS
                BALANCE SHEET DATA          (IN MILLIONS)          (IN MILLIONS)
                ------------------                 TOTAL                 TOTAL
                                                -----------           -----------
RELATED PARTY RECEIVABLE:
  Derivative Asset                       $    --            $  2.5      $   --
  Settled Hedge Receivable                    --               0.4          --
  Oil and Gas Receivable                     8.2      8.2      0.3         3.2

ACCRUED LIABILITIES:
  Transportation Contract                     --       --      0.9          --
  Service Agreement                          0.6      0.6      0.3         1.2

               STOCKHOLDER'S EQUITY:
               --------------------
 Common Stock                            $  .001       --   $ .001          --
 Additional Paid in Capital              $ 227.3            $227.3
Accumulated other Comprehensive Income   $   2.3   $229.6   $ 25.8      $253.1

                                                      YEAR ENDED
                                                      DECEMBER 31
                                               ---------------------------
      INCOME STATEMENT DATA
                                                  2002            2001
                                               -----------    ------------
Oil and Gas Sales                              $   56.4       $  50.2
General and Administrative Expenses                 0.4           0.2
Transportation Expenses                             2.7           4.2
Unrealized loss and other non-cash                  3.2          29.5
derivative instrument adjustments

         As a result of the Enron and ENA bankruptcies, among other implications, we may not be able to obtain credit from banks or trade vendors or enter into hedging arrangements on acceptable terms. To date, our operations have not been materially affected by the bankruptcies; however, our ability to enter into certain transactions including purchase or sale arrangements and to conduct significant capital programs may be affected in the future Oil and gas sales and the related accounts receivable for the year ending December 31, 2002 relate to sales made to a minority owed affiliate of Enron.

CONTROLLED GROUP LIABILITY

         On November 12, 2002, Enron's legal advisors and management informed us that we may be an Enron Corp. Controlled Group Member as defined under the Employee Retirement Income Security Act of 1974 ("ERISA") due to Enron's indirect ownership interest in Mariner Energy LLC. Enron management has not made a final determination if we are in fact a Controlled Group Member. Because of numerous ownership issues within the Enron Group, we are unable to make our own determination as to whether we agree or disagree that we are a Controlled Group Member. In the event we are a Controlled Group Member, we may have potential liability for certain employee benefit plan obligations of Enron discussed below.

         Pension Plans - Applicable federal law authorizes the Pension Benefit Guaranty Corporation ("PBGC") to institute proceedings in federal district court for the termination of a pension plan if it determines the plan has failed to comply with minimum funding standards, the plan is or will be unable to pay benefits when due, or the failure to terminate the plan may reasonably be expected to unreasonably increase the possible long-run loss to the PBGC. Federal law also authorizes the sponsor of a pension plan to terminate the plan at a time when the plan is underfunded, subject to PBGC or court approval.

         Based on discussions with Enron management, it is our management's understanding that, as of December 31, 2001 the assets of Enron's pension plan (the "Enron Plan") were less than the present value of all accrued benefits by approximately $52 million on a SFAS No. 87 basis and approximately $182 million on a plan termination basis. Further, Enron's management has informed Mariner management that the PBGC has filed claims in the Enron bankruptcy cases. The claims are duplicative in nature, representing unliquidated claims for PBGC insurance premiums (the "Premium Claims") and unliquidated claims for due but unpaid minimum funding contributions (the "Contribution Claims") under the Internal Revenue Code of 1986, as amended (the "Tax Code") 29 U.S.C.Sections 412(a) and 1082 and claims for unfunded benefit liabilities (the "UBL" Claims"). Enron and the relevant sponsors of the defined benefit plans are current on their PBGC premiums and their contributions to the pension plans. Therefore, Enron has valued the Premium Claims and the Contribution Claims at $0. The total amount of the UBL Claims is $305.5 million (including $271 million for the Enron
Plan). In addition Enron Management has informed Mariner Management that the PBGC has informally alleged in pleadings filed with the bankruptcy court that the UBL Claim related to the Enron Plan could increase by as much as 100%. PBGC has provided no support (statutory or otherwise) for this assertion and Enron Management disputes the validity of any such claim. Because the Enron Plan is under funded and Enron is in bankruptcy, in certain circumstances the Enron Plan may be terminated and taken control of by the PBGC upon approval of a Federal District Court.

         Mariner's employees have not been participants in the Enron Plan. However, upon termination of a pension plan, all of the members of the controlled group of the plan sponsor become jointly and severally liable for the plan are under funding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically arises against all of the assets of that member of the controlled group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the Controlled Group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically arises against the assets of every member of the Controlled Group. In either case, the PBGC may file to perfect the lien and attempt to enforce it against the assets of members of the Enron controlled group. Mariner has been informed by Enron that Enron's management believes that the lien would be subordinate to prior perfected liens on the assets of the member of the controlled group. Based on discussions with Enron's management, Mariner's management understands that Enron has made all required contributions to date through October 15, 2002. Enron's management has advised us that it intends to make its next contribution, due in the first quarter of 2003.

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

         Mariner has also been informed by Enron management that Enron has contacted the PBGC as well as Unsecured Creditors Committee regarding their intention to terminate the Enron Plan, subject to approval by such parties, the bankruptcy court and authorization to fully fund the Enron Plan in accordance with its terms. If approved Enron would fully fund the Enron Plan in accordance with the terms, the plan could be terminated without any liability to Mariner. Enron has also stated that it believes it has the necessary funds to consummate such a termination. In addition to the extent that entities in the Controlled Group are sold prior to termination of the Plan, proceeds of the sale of such entities may be available to satisfy this liability. Enron estimates proceeds from such sale of Enron Control Group entities would far exceed any plan obligations.

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

         On August 27, 2002, Enron announced that it had commenced a formal sales process for its interests in certain major assets, including JEDI's ownership of Mariner Energy LLC. In its announcement, Enron indicated that it was extending invitations to visit electronic data rooms containing information on 12 of its most valuable businesses, including Mariner, to a broad universe of potential bidders with whom Enron had executed confidentiality agreements.

         Enron has announced its intent to move forward with the sale of four companies, however, it continues to evaluate its alternatives with regard to Mariner. Management is unable to give assurances that the Company will be or not be sold in the near future and there can be no assurance as to whether JEDI's ownership of Mariner Energy LLC will be sold in the future.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Vice President of Finance & Administration have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act. Although the Company's Chief Executive Officer and Vice President - Finance & Administration have concluded that the disclosure controls and procedures are effective, disclosures relating to Enron and the effects of its bankruptcy on Mariner were provided by Enron's management and its legal advisors. The Chief Executive Officer and Vice President - Finance & Administration rely on the information they provide for disclosure purposes.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         4.12(g) Term Loan Agreement, dated March 21, 2000, between Mariner Energy LLC and Enron North America Corp.

         4.12(h) First Amendment to Term Loan Agreement between Mariner Energy LLC and ECTMI Trutta Holdings LP dated September 6, 2002

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

         10.2* Gas Gathering Agreement, dated December 29, 1999, between MEGS LLC, Mariner Energy, Inc. and Burlington Resources.

         10.3(f) Amended and Restated Credit Agreement, dated June 28, 1999, between Mariner Energy and Bank of America, N.A.

         10.10** Retention Agreement between Mariner Energy Inc. and Dave Huber dated September 27, 2003.

         10.11(a)[]        Mariner Holdings, Inc. 1996 Stock Option Plan
                           (assumed by Mariner Energy LLC).

         10.12(a)[]        Form of Incentive Stock Option Agreement (pursuant
                           to the Mariner Holdings, Inc. 1996 Stock Option Plan, assumed by Mariner Energy LLC).

         10.13** List of executive officers who are parties to an Incentive Stock Option Agreement.

         10.14(a)[]        Form of Nonstatutory Stock Option Agreement
                           (pursuant to the Mariner Holdings, Inc. 1996 Stock
                           Option Plan, assumed by Mariner Energy LLC).

         10.15** List of executive officers who are parties to a Nonstatutory Stock Option Agreement.

         10.16(a)[]        Nonstatutory Stock Option Agreement, dated June 27,
                           1996, between the Registrant and David S. Huber.

         10.23** Retention Agreement between Mariner Energy Inc. and Mike Wichterich dated September 27, 2003.

         10.28(g) First Amendment to Amended and Restated Credit Agreement, dated December 31, 1999 by and among Mariner Energy, Inc., Bank of America, N.A., Toronto Dominion (Texas), Inc., Bank of Nova Scotia, and ABN-AMRO Bank, N.V.

         10.29(g)[]        Second Amendment to Amended and Restated Consulting
                           Services Agreement, effective as of January 1, 2000, between Mariner Energy, Inc. and David S. Huber.

         10.30(g)[]        Third Amendment to Amended and Restated Consulting
                           Services Agreement, effective as of March 4, 2002, between Mariner Energy, Inc. and David S. Huber.

         10.31** Retention Agreement between Mariner Energy Inc. and Mike van den Bold dated September 27, 2003.

         10.32** Retention Agreement between Mariner Energy Inc. and Cory Loegering dated September 27, 2003.

         10.39(g) Corporate Services Agreement, dated August 23, 2001, between the Mariner Energy, Inc. and Enron North America Corp.

         23.1**            Consent of Ryder Scott Company.

         23.2** Ryder Scott Company Letter of Estimated Proved Reserves dated March 6, 2002.

         99.1              Certificate of Chairman of Board and Chief Executive
                           Officer

         99.2              Certificate of Vice President of Finance and
                           Administration

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

         (e) Incorporated by reference to the Mariner Energy LLC November 4, 1999 filing on Forms S-1 (Registration No. 333-87287).

         (f) Incorporated by reference to the Mariner Energy, Inc. March 31, 2001, June 30, 2001 or September 30, 2001 quarterly filings on Form 10-Q.

         (g) Incorporated by reference to the Mariner Energy Inc. December 31, 2001 annual filing on form 10-K.

         (h) Incorporated by reference to the Mariner Energy, Inc. March 31, 2002, June 30, 2002 or September 30, 2002 quarterly filings on Form 10-Q.

(b)      REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

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

         MMBls. One million barrels of crude oil or other liquid hydrocarbons

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

April 16, 2003

         MARINER ENERGY, INC.

         by: /s/ Scott D. Josey
             ------------------
             Scott D. Josey,
             Chairman of the Board & Chief Executive Officer

         This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                 TITLE                                     DATE
            ---------                                 -----                                     ----
/s/ Scott D. Josey                       Chairman of the Board                             April 15, 2003
--------------------------------
Scott D. Josey

/s/ Judd Hansen                          Vice President                                    April 15, 2003
--------------------------------
Judd Hansen

/s/ David S. Huber                       Sr. Vice President                                April 15, 2003
--------------------------------
David S. Huber

/s/ Cory L. Loegering                    Vice President - Deepwater Operations             April 15, 2003
--------------------------------
Cory L. Loegering

/s/ Dalton F. Polasek                    Sr. Vice President                                April 15, 2003
--------------------------------
Dalton F. Polasek

/s/ Mike C. van den Bold                 Vice President - Development                      April 15, 2003
--------------------------------
Mike C. van den Bold

/s/ Michael A. Wichterich                Vice President - Finance & Administration         April 15, 2003
--------------------------------
Michael A. Wichterich

/s/ Raymond M. Bowen, Jr.                Director                                          April 15, 2003
--------------------------------
Raymond M. Bowen, Jr.

/s/ Craig A. Fox                         Director                                          April 15, 2003
--------------------------------
Craig A. Fox

/s/ Michael S. McConnell                 Director                                          April 15, 2003
--------------------------------
Michael S. McConnell

/s/ Jesus G. Melendrez                   Director                                          April 15, 2003
--------------------------------
Jesus G. Melendrez

/s/ Greg F. Piper                        Director                                          April 15, 2003
--------------------------------
Greg F. Piper

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

                                CERTIFICATION OF
                           CHAIRMAN OF THE BOARD / CEO

I, Scott D. Josey, certify that:

1.   I have reviewed this annual report on Form 10-K of Mariner Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

         /s/ Scott D. Josey
         --------------------------------
         Scott D. Josey
         Chairman of the Board / CEO

                                CERTIFICATION OF
                    VICE PRESIDENT - FINANCE & ADMINISTRATION

I, Michael A. Wichterich, certify that:

1.   I have reviewed this annual report on Form 10-K of Mariner Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

         /s/ Michael A. Wichterich
         --------------------------------
         Michael A. Wichterich
         Vice President - Finance & Administration

                                 EXHIBIT INDEX

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

         4.12(g) Term Loan Agreement, dated March 21, 2000, between Mariner Energy LLC and Enron North America Corp.

         4.12(h) First Amendment to Term Loan Agreement between Mariner Energy LLC and ECTMI Trutta Holdings LP dated September 6, 2002

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

         10.2* Gas Gathering Agreement, dated December 29, 1999, between MEGS LLC, Mariner Energy, Inc. and Burlington Resources.

         10.3(f) Amended and Restated Credit Agreement, dated June 28, 1999, between Mariner Energy and Bank of America, N.A.

         10.10** Retention Agreement between Mariner Energy Inc. and Dave Huber dated September 27, 2003.

         10.11(a)[]        Mariner Holdings, Inc. 1996 Stock Option Plan
                           (assumed by Mariner Energy LLC).

         10.12(a)[]        Form of Incentive Stock Option Agreement (pursuant
                           to the Mariner Holdings, Inc. 1996 Stock Option Plan, assumed by Mariner Energy LLC).

         10.13** List of executive officers who are parties to an Incentive Stock Option Agreement.

         10.14(a)[]        Form of Nonstatutory Stock Option Agreement
                           (pursuant to the Mariner Holdings, Inc. 1996 Stock
                           Option Plan, assumed by Mariner Energy LLC).

         10.15** List of executive officers who are parties to a Nonstatutory Stock Option Agreement.

         10.16(a)[]        Nonstatutory Stock Option Agreement, dated June 27,
                           1996, between the Registrant and David S. Huber.

         10.23** Retention Agreement between Mariner Energy Inc. and Mike Wichterich dated September 27, 2003.

         10.28(g) First Amendment to Amended and Restated Credit Agreement, dated December 31, 1999 by and among Mariner Energy, Inc., Bank of America, N.A., Toronto Dominion (Texas), Inc., Bank of Nova Scotia, and ABN-AMRO Bank, N.V.

         10.29(g)[]        Second Amendment to Amended and Restated Consulting
                           Services Agreement, effective as of January 1, 2000, between Mariner Energy, Inc. and David S. Huber.

         10.30(g)[]        Third Amendment to Amended and Restated Consulting
                           Services Agreement, effective as of March 4, 2002, between Mariner Energy, Inc. and David S. Huber.

         10.31** Retention Agreement between Mariner Energy Inc. and Mike van den Bold dated September 27, 2003.

         10.32** Retention Agreement between Mariner Energy Inc. and Cory Loegering dated September 27, 2003.

         10.39(g) Corporate Services Agreement, dated August 23, 2001, between the Mariner Energy, Inc. and Enron North America Corp.

         23.1**            Consent of Ryder Scott Company.

         23.2** Ryder Scott Company Letter of Estimated Proved Reserves dated March 6, 2002.

         99.1              Certificate of Chairman of Board and Chief Executive
                           Officer

         99.2              Certificate of Vice President of Finance and
                           Administration

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

         (e) Incorporated by reference to the Mariner Energy LLC November 4, 1999 filing on Forms S-1 (Registration No. 333-87287).

         (f) Incorporated by reference to the Mariner Energy, Inc. March 31, 2001, June 30, 2001 or September 30, 2001 quarterly filings on Form 10-Q.

         (g) Incorporated by reference to the Mariner Energy Inc. December 31, 2001 annual filing on form 10-K.

         (h) Incorporated by reference to the Mariner Energy, Inc. March 31, 2002, June 30, 2002 or September 30, 2002 quarterly filings on Form 10-Q.