Form 10-Q
period 2003-03-31
MARINER ENERGY INC
filed 2003-05-15
CIK 1022345

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                        COMMISSION FILE NUMBER 333-12707


                              MARINER ENERGY, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       86-0460233
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)


                         2101 CITYWEST BLVD., SUITE 1900
                            HOUSTON, TEXAS 77042-3020
           (Address of principal executive offices including Zip Code)


                                 (713) 954-5500
                         (Registrant's telephone number)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

   Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This quarterly report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of August 1, 1996, under which the Company is the issuer of certain debt.

     As of May 10, 2003, there were 1,380 shares of the registrant's common stock outstanding.

===============================================================================

                              MARINER ENERGY, INC.
                                    FORM 10-Q
                                 MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----

         PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheets at March 31, 2003 and December 31, 2002......................................................1

         Statements of Operations for the three-months ended March 31, 2003 and 2002 ............................... 2

         Statements of Cash Flows for the three-months ended March 31, 2003 and 2002 ............................... 3

         Notes to Financial Statements ............................................................................. 5

         Independent Accountants' Report........................................................................... 17

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................... 18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................................ 30

Item 4.  Controls and Procedures................................................................................... 30


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................... 30

Item 2.  Changes in Securities and Use of Proceeds................................................................. 30

Item 3.  Defaults Upon Senior Securities........................................................................... 30

Item 4.  Submission of Matters to a Vote of Security Holders....................................................... 30

Item 5. Other Information    ...................................................................................... 30

Item 6.  Exhibits and Reports on Form 8-K.......................................................................... 31


SIGNATURE ......................................................................................................... 34

Exhibit 99.1....................................................................................................... 35

Exhibit 99.2....................................................................................................... 36

PART I, ITEM 1.
                              MARINER ENERGY, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              -------------------------------------
                                                                              MARCH 31, 2003      DECEMBER 31, 2002
                                                                              --------------      -----------------
                                         ASSETS
            CURRENT ASSETS:
                 Cash and cash equivalents................................    $     23,644        $     18,344
                 Restricted cash..........................................         121,070              15,195
                 Receivables..............................................          44,888              29,673
                 Prepaid expenses and other...............................           6,502               6,757
                                                                              ------------        ------------
                       Total current assets...............................         196,104              69,969
                                                                              ------------        ------------
            PROPERTY AND EQUIPMENT:
                 Oil and gas properties, at full cost:
                       Proved.............................................         529,813             620,949
                       Unproved, not subject to amortization..............          53,366              44,630
                                                                              ------------        ------------
                            Total.........................................         583,179             665,579
                       Other property and equipment.......................           5,603               5,601

                 Accumulated depreciation, depletion and amortization.....        (398,577)           (383,601)
                                                                              ------------        ------------
                       Total property and equipment, net..................         190,205             287,579
                                                                              ------------        ------------
            OTHER ASSETS, NET OF AMORTIZATION.............................
                                                                                     2,482               2,636

            TOTAL ASSETS..................................................    $    388,791        $    360,184
                                                                              ============        ============
                          LIABILITIES AND STOCKHOLDER'S EQUITY
            CURRENT LIABILITIES:
                 Accounts payable.........................................    $     58,715        $     38,438
                 Accrued liabilities......................................          26,478              36,313
                 Accrued interest.........................................           1,750               4,375
                   Other current Liabilities                                         4,705
                                                                              ------------        ------------
                       Total current liabilities..........................          91,648              79,126
                                                                              ------------        ------------
            OTHER LIABILITIES.............................................
                                                                                    10,726              11,141
            LONG-TERM DEBT:
                 Senior Subordinated Notes................................          99,833              99,821
            STOCKHOLDER'S EQUITY:
                 Common stock, $1 par value; 2,000 and 1,000
                   shares authorized, 1,380 issued and outstanding,
                   at December 31 2002 and December 31, 2001..............               1                   1
                 Additional paid-in-capital...............................         227,318             227,318
                 Accumulated other comprehensive income(loss).............         (21,571)            (14,177)
                 Accumulated deficit......................................         (19,164)            (43,046)
                                                                              ------------        ------------
                       Total stockholder's equity.........................         186,584             170,096
                                                                              ------------        ------------
            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                              $    388,791        $    360,184
                                                                              ============        ============

   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                                              THREE-MONTHS ENDED
                                                                   MARCH 31,
                                                        -----------------------------
                                                             2003               2002
                                                        ----------         ----------
REVENUES:
   Oil sales                                            $    7,083         $   10,810
   Gas sales                                                38,128             17,093
                                                        ----------         ----------
          Total revenues                                    45,211             27,903
                                                        ----------         ----------
COSTS AND EXPENSES:
   Lease operating expenses                                  6,656              3,937
   Transportation                                            1,518              1,874
   General and administrative expenses                       2,116              1,938
   Depreciation, depletion and amortization                 11,591             14,100
   Unrealized loss on derivative instruments                    --              1,252
                                                        ----------         ----------
          Total costs and expenses                          21,881             23,101
                                                        ----------         ----------
OPERATING INCOME                                            23,330              4,802
INTEREST:
   Income                                                       80                 45
   Expense                                                  (2,516)            (2,991)
                                                        ----------         ----------
INCOME BEFORE TAXES, AND CUMULATIVE EFFECT OF A             20,894              1,856
CHANGE IN ACCOUNTING
PROVISION FOR INCOME TAXES                                      --                 --
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING                  2,988                 --
                                                        ----------         ----------
NET INCOME                                              $   23,882         $    1,856
                                                        ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                      THREE-MONTHS ENDED MARCH 31,
                                                                                   ----------------------------------
                                                                                       2003                 2002
                                                                                   ------------        --------------
OPERATING ACTIVITIES:
    Net Income                                                                     $     23,882        $        1,856
    Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
              Depreciation, depletion and amortization                                   11,545                14,048

              Unrealized loss and other non-cash derivative instrument
                  adjustments                                                            (7,394)               (5,338)
              Cumulative effect of a change in accounting principal                      (2,988)                   --
    Changes in operating assets and liabilities:
              Restricted Cash                                                             7,190
              Receivables                                                               (15,215)                4,283
              Other current assets                                                          255                 3,246
              Other assets                                                                  154                   500
              Accounts payable and accrued liabilities                                    6,848               (22,410)
                                                                                   ------------        --------------
          Net cash provided by (used in) operating activities                            24,277                (3,815)
                                                                                   ------------        --------------
INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (27,535)              (33,439)
    Proceeds from property conveyances                                                  121,625                    --
    Proceeds from property conveyances held in escrow                                  (113,065)                   --
    Additions to other property and equipment                                                (2)                  (71)
                                                                                   ------------        --------------
          Net cash used in investing activities                                         (18,977)              (33,510)
                                                                                   ------------        --------------
FINANCING ACTIVITIES:
    Borrowings (repayment) of proceeds from revolving credit facility                        --                25,500
                                                                                   ------------        --------------
          Net cash provided by (used in) financing activities                                --                25,500
                                                                                   ------------        --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,300               (11,825)
CASH AND CASH EQUIV. AT BEGINNING OF PERIOD                                              18,344                11,838
                                                                                   ------------        --------------
CASH AND CASH EQUIV. AT END OF PERIOD                                                   $23,644        $           13
                                                                                   ============        ==============

   The accompanying notes are an integral part of these financial statements.

                              MARINER ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The condensed financial statements of Mariner Energy, Inc. (the "Company" or "Mariner") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year.


2.       OIL AND GAS PROPERTIES

         Under the full cost method of accounting for oil and gas properties, the net carrying value of proved oil and gas properties is limited to an estimate of the future net revenues, plus the lower of cost or estimated fair value of unproved properties discounted at 10%, from proved oil and gas reserves based on period-end prices and costs.

         Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 was adopted on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

                  The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) an $11.3 million increase in the carrying values of proved properties, and (ii) a $4.5 million increase in current abandonment liabilities. The net impact of these items was to record a gain of $3.0 million as a cumulative effect adjustment of a change in accounting principle in our statements of operations upon adoption on January 1, 2003. The amount of amortization charged to depreciation, depletion and amortization expense in the quarter ended March 31, 2003 was approximately $411,000. In connection with the recording of the initial adjustment for the impact of implementing FAS 143, we revised our calculations from those disclosed in our 2002 Form 10-K. The revised computation increased our initial adjustment to the carrying values of proved properties by $9.2 million, increased our current abandonment liability by $2.9 million and decreased our gain as a cumulative effect by $6.5 million.

         The following rollforward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation.

                                                       (in millions)


Abandonment Liability as of January 1, 2003              $  15.7
Liabilities incurred                                          .0
Claims settled                                               (.7)
Accretion Expense                                             .4
                                                         =======
Abandonment Liability as of March 31, 2003               $  15.4


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

         In January 2003 we made a deepwater Gulf of Mexico Discovery at "Harrier", East Breaks 759, and a shelf Gulf of Mexico discovery at Vermillion
144. Harrier was drilled in 4,100 feet of water to a total measured depth of 9,510 feet and encountered 315 net feet of gas pay. Mariner had a 25% working interest in Harrier. Vermilion 144 was drilled in 87 feet of water to a total measured depth of 16,522 feet and encountered 90 net feet of pay. Mariner is operator of Vermillion 144 with a 42% working interest and first production is expected in June 2003.

         In March 2003, we sold our remaining 25% working interest in our Falcon and Harrier discoveries and surrounding blocks, located in East Breaks area in the western Gulf of Mexico, for $121.6 million, subject to closing adjustments. We retained a 4 1/4 percent overriding royalty interest on seven non-producing blocks. As of March 31, 2003 the net proceeds of $113.1 million were held in escrow pending the receipt of a No Objection Letter to be obtained from Enron's unsecured creditors committee. The terms and approval to the sale had been previously agreed by all parties and the No Objection Letter being received on April 1, 2003 thereby releasing the proceeds from escrow. The proceeds from the sale are expected to be used for debt reduction, capital expenditures, and other corporate purposes. At the time of the sale the Falcon and Harrier projects had approximately 46 Bcfe assigned as proved oil and gas reserves to our interest.

3.  RELATED PARTY TRANSACTIONS

         ENRON BANKRUPTCY - Commencing on December 2, 2001, Enron Corp. ("Enron") and certain of its affiliates, including Enron North America Corp. ("ENA"), filed voluntary petitions for bankruptcy protection. We have been informed that of our various direct or indirect owners, only Enron and ENA are debtors in the bankruptcy. We do not know at this time if any other owners will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership ("JEDI"), which owns approximately 96% of the issued and outstanding equity of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by Enron and affiliates of ENA. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and us. Additionally, five of the Company's directors are representatives of Enron or affiliates of Enron. Three of the five Enron representative directors are no longer employed by Enron or its affiliates however remain on Mariner's Board. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the minority shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

         Mariner Energy LLC's only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner.

         Management cannot predict with certainty what impact Enron's bankruptcy may have on us. However, we do not believe that our assets and liabilities will become part of the Enron estate in bankruptcy. Although JEDI owns 96% of Mariner Energy LLC's common shares, we, as a separate corporation own or lease the assets used in its business and our management, separate from Enron, is responsible for our day-to-day operations. Contractual provisions restrict Enron access to our assets. We maintain our own accounting system as well as separate debt ratings. We maintain our own separate and complete cash management system and finance our operations separately from Enron, on both a short-term and long-term basis. We file a consolidated tax return with Mariner Energy LLC.

         Notwithstanding the above, we may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. Portions of the following Enron-related disclosures are based on discussions with Enron's legal advisors and management, including members of our Board of Directors. Although our management has implemented with Enron's legal advisor and management a systematic method of identifying Enron matters which may have a material impact on us, management cannot provide any assurance as the completeness or accuracy of the information provided by or on behalf of Enron.

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

         MARINER ENERGY LLC

         ENA Affiliate Term Loan - In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $172.6 million as of March 31, 2003, is due March 20, 2004. In conjunction with the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

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

         MARINER ENERGY, INC.

         Oil and Gas Production Sales to ENA or Affiliates - During the three years ending December 31, 2002, 2001 and 2000, sales of oil and gas production to ENA or affiliates were $56.4million, $50.2 million and $73.4 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA, however, we continued to sell our production to Bridgeline in which ENA owned a minority interest. All amounts sold to this entity have been collected. As of March 31, 2003, we had an outstanding receivable for $3 million from ENA. This amount was not paid as scheduled and is still outstanding. Mariner has submitted a proof of claim to the bankruptcy court for amounts owed to it by ENA. The Company has estimated 100% of this balance is uncollectible and has recorded a full allowance and related expense.

         Management Activities - We engage in price risk management activities from time to time. These activities are intended to manage our exposure to fluctuations in commodity prices for natural gas and crude oil. We primarily utilize price swaps and costless collars as a means to manage such risk. Historically, all of our hedging contracts were with ENA. As a result of ENA's bankruptcy, the contracts are currently in default. The November 2001 through April 30, 2002 settlements for oil and gas have not been collected. In addition, on May 14, 2002, we elected under our Master Service Agreement with ENA to terminate all open contracts. The effect of this termination is to fix the nominal value on all remaining contracts on May 14, 2002. Subsequent to this termination, the value of all oil and natural gas unpaid hedge contracts was $7.7 million. We have estimated 100% of this balance is uncollectible and have recorded a full allowance. We have submitted a proof of claims to the bankruptcy court for amounts owed under this agreement. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, we have de-designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in our earnings. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income ("AOCI"), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. As of March 31, 2003, $2.1 million remained in AOCI to be reversed out to earnings.

         The following table sets forth the results of hedging transactions during the periods indicated that were made with ENA (all amounts shown are non-cash items):


                                                                       THREE MONTH ENDING MARCH 31,
                                                                    --------------------------------
                                                                        2003              2002

                                                                    --------------    --------------
                                                                           900             4,415
Natural gas quantity hedged (Mmbtu)..........................

Increase (decrease) in natural gas sales (thousands).........             $488          $(10,630)
Crude oil quantity hedged (MBbls)............................               --                --

Increase (decrease) in crude oil sales (thousands)...........               --                --

Supplemental Affiliate Data - provided below is a supplemental balance sheet and income statement for affiliate entities:

                                                              MARCH 31, 2003                    DECEMBER 31, 2002
                                                              --------------                    -----------------
                                                                  AMOUNTS                            AMOUNTS
                BALANCE SHEET DATA                             (IN MILLIONS)                      (IN MILLIONS)
                ------------------
                                                                      TOTAL                              TOTAL
                                                             ------------------------------------------------------
RELATED PARTY RECEIVABLE:                                    $   --                           $   --
     Derivative Asset
    Settled Hedge Receivable                                     --                               --
    Oil and Gas Receivable                                      0.7           0.7                8.2            8.2
ACCRUED LIABILITIES:
     Transportation Contract                                     --            --                0.9             --
      Service Agreement                                         0.6           0.6                0.6            1.5

STOCKHOLDER'S EQUITY:
   Common Stock                                                .001            --               .001             --
   Additional Paid in Capital                                 227.3                            227.3
Accumulated other Comprehensive Income                       $  2.1          29.4             $  2.3         $229.6

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                             ------------------------------------------------------
               INCOME STATEMENT DATA
                                                                             2003               2002
                                                             ------------------------------------------------------
   Oil and Gas Sales                                                       $  6.0             $   --
   General and Administrative  Expenses                                        --                0.1
   Transportation Expenses                                                    0.5                2.0


         As a result of the Enron and ENA bankruptcies, among other implications, we may not be able to obtain credit from banks or trade vendors or enter into hedging arrangements on acceptable terms. To date, our operations have not been materially affected by the bankruptcies; however, our ability to enter into certain transactions including purchase or sale arrangements and to conduct significant capital programs may be affected in the future. Oil and gas sales and the related accounts receivable for the three month period ending March 31, 2003 relate to sales made to a minority owned affiliate of Enron.

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

         Based on discussions with Enron management, it is our management's understanding that, as of December 31, 2002 the assets of Enron's pension plan (the "Enron Plan") were less than the present value of all accrued benefits by approximately $52 million on a SFAS No. 87 basis and approximately $182 million on a plan termination basis. Further, Enron's management has informed Mariner management that the PBGC has filed claims in the Enron bankruptcy cases. The claims are duplicative in nature, representing unliquidated claims for PBGC insurance premiums (the "Premium Claims") and unliquidated claims for due but unpaid minimum funding contributions (the "Contribution Claims") under the Internal Revenue Code of 1986, as amended (the "Tax Code") 29 U.S.C.ss.ss. 412(a) and 1082 and claims for unfunded benefit liabilities (the "UBL" Claims"). Enron and the relevant sponsors of the defined benefit plans are current on their PBGC premiums and their contributions to the pension plans. Therefore, Enron has valued the Premium Claims and the Contribution Claims at $0. The total amount of the UBL Claims is $305.5 million (including $271 million for the Enron
Plan). In addition Enron Management has informed Mariner Management that the PBGC has informally alleged in pleadings filed with the bankruptcy court that the UBL Claim related to the Enron Plan could increase by as much as 100%. PBGC has provided no support (statutory or otherwise) for this assertion and Enron Management disputes the validity of any such claim. Because the Enron Plan is under funded and Enron is in bankruptcy, in certain circumstances the Enron Plan may be terminated and taken control of by the PBGC upon approval of a Federal District Court.

         Mariner's employees have not been participants in the Enron Plan. However, upon termination of a pension plan, all of the members of the controlled group of the plan sponsor become jointly and severally liable for the plan are under funding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically arises against all of the assets of that member of the Controlled Group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the controlled group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically arises against the assets of every member of the controlled group. In either case, the PBGC may file to perfect the lien and attempt to enforce it against the assets of members of the Enron Controlled Group. Enron has informed Mariner that Enron's management believes that the lien would be subordinate to prior perfected liens on the assets of the member of the controlled group. Based on discussions with Enron's management, Mariner's management understands that Enron has made all required contributions to date through April 15, 2003. Enron's management has advised Mariner that it intends to make its next contribution due on July 15, 2003.

         Management cannot predict the outcome of the above matters or estimate any potential loss. In addition, if the PBGC did look solely to Mariner to pay any amount with respect to the Enron Plan, Mariner would exercise all legal rights available to it to defend against such a demand and to recover any contributions from the other solvent members of the Controlled Group. Mariner has established no reserves for any amounts related to this issue.

         Mariner has also been informed by Enron management that Enron has contacted the PBGC as well as Unsecured Creditors Committee regarding their intention to terminate the Enron Plan, subject to approval by such parties, the bankruptcy court and authorization to fully fund the Enron Plan in accordance with its terms. If approved Enron would fully fund the Enron Plan in accordance with its terms, and the plan could be terminated without any liability to Mariner. Enron has also stated that it believes it has the necessary funds to consummate such a termination. In addition, to the extent that entities in the Controlled Group are sold prior to termination of the Plan, proceeds of the sale of such entities may be available to satisfy this liability. Enron management has also informed Mariner that the proceeds from such sale of Enron Control Group entities would exceed any plan obligations.

         Retiree Health Benefits - Under COBRA, if certain retirees of Enron lose coverage under Enron's group health plan due to Enron's bankruptcy proceedings, they would be entitled to elect continuation of their health coverage in a group plan maintained by Enron or a member of its Controlled Group. Mariner's employees have not participated in this plan. Mariner management understands, based on discussions with Enron management, that Enron had provided a plan for retiree health insurance and that the actuarial liability for such coverage was approximately $112 million as of December 31, 2002. Management further understands that to meet its obligation, Enron, at December 31, 2002, had set aside approximately $31 million of assets in a VEBA trust, which may be protected under ERISA from Enron's creditors, leaving an unfunded liability of approximately $86 million.

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

         Management cannot predict the outcome of the above matter or estimate any potential loss. However, management believes that in the event Enron terminates coverage, any liability to Mariner associated with the number of retirees that choose to remain under Enron's retiree health plan will not be material. Mariner has established no reserves related to this issue.

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


3.  LIQUIDITY

         As of March 31, 2003, we had working capital of approximately $104.5 million, of which $121.1 million is restricted, compared to a working capital deficit of $9.2 million at December 31, 2002. On April 1, 2003, $113.1 million of the restricted cash was released from its restricted status. The improvement in the working capital was primarily a result of the sale of the Company's remaining working interest in its Falcon and Harrier Projects for approximately $121.6 prior to adjustment and $113.1 post adjustments. We expect our 2003 capital expenditures, excluding capitalized indirect costs and proceeds from property conveyances to be approximately $103.0 million, which would exceed cash flow from operations. However, we believe that cash on hand together with expected cash flow from operations will permit us to fund our remaining planned activities in 2003. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. Accordingly, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.

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

4.       CURRENT HEDGING ACTIVITY

         In June 2002 the Company commenced price risk activities with a third party. These activities are intended to manage the Company's exposure to fluctuations in commodity prices for natural gas and crude. As of March 31, 2003 the Company had the following fixed price swaps outstanding.

                                 TIME PERIOD                       NOTIONAL           FIXED            MARCH 31, 2003
                                 -----------                      QUANTITIES          PRICE              FAIR VALUE
                                                                                                         (millions)
               CRUDE OIL (MBBL)
                  April 1, 2003 - December 31, 2003
                     Fixed Price Swap Purchase                        413              $23.69            $ (2.0)
                  April 1, 2003 - December 31, 2003
                     Fixed Price Swap Purchase                        138              $24.51              (0.5)
               NATURAL GAS (MMBTU)
                  April 1, 2003 - December 31, 2003
                     Fixed Price Swap Purchase                      5,500               $3.55              (8.7)
                     Fixed Price Swap Purchase                      5,500               $3.61              (8.4)
                                                                                                           -
                     Fixed Price Swap Purchase                     (8,560)              $5.32              (4.1)
                                                                                                         ------
                                                                                                         $(23.7)
                                                                                                         ======

         The following table sets forth the results of hedging transactions during the periods indicated that were made with non-Enron related parties.

                                                                              MARCH 31,
                                                                          2003          2002
                                                                       -----------    ----------
NATURAL GAS                                                              1,240             --
   Quantity hedged (Mmbtu)
   Increase (Decrease) in Natural Gas Sales (in thousands)             $(6,989)            --
CRUDE OIL
   Quantity hedged (MBbls)                                                 180             --
   Increase (Decrease) in Crude Oil Sales (in thousands)               $(1,550)            --

         As a result of these swaps and other hedging transactions the Company will have approximately 22% of the remainder of 2003 production. Mark to market value changes approximately $2.3 million for every 10% overall change in commodity prices.

         The Company has reviewed the financial strength of its counterparty to these hedge transactions and believes credit risk to be minimal. As of March 31, 2003 the Company had on deposit, classified as restricted cash, $8.0 million with the third party for collateral.


5.       COMMITMENTS AND CONTINGENCIES

         MMS APPEAL - Mariner operates numerous properties in the Gulf of Mexico. Three of such properties were leased from the Mineral Management Service subject to the 1996 Royalty Relief Act. This Act relieved the obligation to pay royalties on certain predetermined leases until a designated volume is produced. These three leases contained language that limited royalty relief if commodity prices exceeded predetermined levels. Beginning in January 2000 commodity prices exceeded the predetermined levels. Management believes the MMS did not have the authority to set pricing limits and the Company filed an administrative appeal with the MMS and has withheld royalties regarding this matter. The Company has recorded a liability for 100% of the exposure on this matter which on March 31, 2003 was $7.4 million.

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

6.       OTHER COMPREHENSIVE INCOME

         Other Comprehensive Income includes net income and certain items recorded directly to Stockholder's Equity and classified as Other Comprehensive Income. The following table illustrates the calculation of Other Comprehensive
Income:

                                                                                               THREE-MONTHS ENDED
                                                                                                 MARCH 31, 2003
                                                                                                 (IN THOUSANDS)
                                                                                  ----------------------------------------------
                                                                                     COMPREHENSIVE           ACCUMULATED OTHER
                                                                                                               COMPREHENSIVE
                                                                                        INCOME                    INCOME
                                                                                  --------------------      --------------------
Accumulated other comprehensive income - January 1, 2003........................                                    (14,177)
Net income......................................................................       $23,882                           --
Other comprehensive loss
     Reclassification adjustment for price risk management settled contracts....         8,051
     Change in fair value of non-ENA outstanding hedge positions................       (15,445)
                                                                                  --------------------
Other comprehensive income......................................................        (7,394)                      (7,394)
                                                                                  --------------------
Comprehensive income............................................................       $16,488
                                                                                  ====================      --------------------
Other comprehensive income......................................................                                   $(21,571)
                                                                                                            ====================

         There were no items in Other Comprehensive Income other than the Company's hedging activity.


7.       NEW ACCOUNTING PRONOUNCEMENTS


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

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Mariner Energy, Inc.
Houston, Texas


We have reviewed the accompanying condensed balance sheet of Mariner Energy, Inc. as of March 31, 2003 and the related condensed statements of operations and cash flow for the three-month periods end March 31, 2003 and 2002. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United Sates of America, the balance sheet as of December 31, 2002, and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2001 (not presented herein), and in our report dated April 14, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

As described in Note 3 and 5, the Company has various related-party transactions and certain control relationships with Enron Corp. The Company may have potential exposure to certain liabilities and asset impairments as a result of the Enron Corp. bankruptcy.

As discussed in Note 2 to the financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations upon adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Houston, Texas
May 14, 2003

PART I, ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

         The following review of operations for the three-month period ended March 31, 2003 should be read in conjunction with the condensed financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 16, 2003.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from the Company's expectations. Factors that could influence these results include, but are not limited to, Enron-related matters, oil and gas price volatility, results of future drilling, availability of drilling rigs, future production and costs, capital resources, liquidity and other factors described in the Company's annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 16, 2003.

    In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for the Company to differ materially from those disclosed in the forward looking statements include matters related to Enron and certain of its subsidiaries' filings to initiate bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code (Mariner is not included in the filing) and events related to Enron's bankruptcy proceedings.

RESULTS OF OPERATIONS

The following table sets forth certain information regarding results of operations for the periods shown:

                                                        THREE-MONTHS ENDED MARCH 31,
                                                        ---------------------------
                                                            2003              2002
                                                        ----------      -----------


TOTAL REVENUE, $MM                                      $     45.2       $     27.9

NET  INCOME, $MM                                        $     23.9       $      1.9

PRODUCTION:
     Oil and condensate (Mbbls)                                282              531
     Natural gas (Mmcf)                                      6,708            4,635
                    Natural gas equivalents (Mmcfe)          8,396            7,821

AVERAGE REALIZED SALES PRICES:
     Oil and condensate ($/Bbl)                         $    25.17       $    20.35
     Natural gas ($/Mcf)                                      5.68             3.68
     Natural gas equivalents ($/Mcfe)                         5.38             3.56

CASH MARGIN(1) PER MCFE:
     Revenue (pre-hedge)                                $    6.33        $    2.72
     Hedging impact                                         (0.95)            0.84
     Lease operating expenses                               (0.79)           (0.50)
     Transportation                                         (0.18)           (0.24)
     Gross G&A costs                                        (0.46)           (0.48)
                                                        ---------        ---------
         Cash margin                                    $    3.95        $    2.34
                                                        =========        =========
CAPITAL EXPENDITURES, $MM:
    Exploration:
         Leasehold and G&G costs                        $    1.5         $     6.8
         Drilling                                            9.0               1.5
    Development & other                                     15.0              23.4
    Capitalized G&A and interest costs                       2.0               1.8
    Total Capital                                            27.5             33.5
                                                        ---------        ---------
    Less property conveyances                              (121.6)              --
                                                        ---------        ---------

        TOTAL NET CAPITAL                                  $(94.1)       $    33.5
                                                        =========        =========


(1) - Cash margin measures the net cash generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 2003

         NET PRODUCTION was 8.4 billion cubic feet of natural gas equivalent
(Bcfe) as compared to 7.8 Bcfe in the same period of 2002. The increase of production was due to a full quarter of production on our King Kong and Yosemite projects located in Garden Banks 472 and 516, respectively.

         HEDGING ACTIVITIES for the first quarter of 2003 decreased our average realized natural gas sales price $.97 per Mcf and revenues by $6.5 million and realized oil prices by $5.50 per Bbl and revenues by $1.6 million during the first quarter of 2003. Hedging activities for the first quarter 2002 increased our average realized natural gas and crude oil prices by $1.20 per Mcf and resulting in reductions in revenue of $6.6 million.

         OIL AND GAS REVENUES increased to $45.2 million for the first quarter of 2003 from $27.9 million for the first quarter of 2002 due to the decrease in production mentioned above and an increase in realized prices to $5.38 per Mcfe for the first quarter from $3.56 per Mcfe in the same period of 2002.

         LEASE OPERATING EXPENSES increased to $6.7 million for the first quarter of 2003 from $3.9 million for the first quarter of 2002 due to the addition of two wells mentioned above.

         TRANSPORTATION EXPENSES decreased to $1.5 million for the first quarter of 2003 from $1.9 million for the same period of 2002. This decrease was primarily attributable to the reduced production from our Black Widow and Pluto Projects.

         DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE (DD&A) decreased to $11.6 million for the first quarter of 2002 from $14.1 million for the first quarter of 2002 as a result of the sale of our Falcon Project offset by an increase in equivalent volumes produced in the unit-of-production DD&A rate to $1.38 per Mcfe from $1.81 per Mcfe.

         GENERAL AND ADMINISTRATIVE EXPENSES, which are net of overhead reimbursements received from other working interest owners increased $2.1 million for the first quarter of 2003 from $1.9 for the same period of 2002 due to lower recovery from other working interest owners.

         NET INTEREST EXPENSE for the first quarter of 2003 decreased to $2.5 million from $2.9 million in the first quarter of 2002 due to a reduction in borrowings under our Revolving Credit Facility.

         NET INCOME increased to $23.9 million for the first quarter of 2003 from $1.9 million for the comparable period last year, as a result of the aforementioned factors.

         LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

         As of March 31, 2003, we had working capital of approximately $104.5 million, of which $121.1 million is restricted, compared to a working capital deficit of $9.2 million at December 31, 2002. On April 1, 2003, $113.1 million of the restricted cash was released from its restricted status. The improvement in the working capital was primarily a result of the sale of the Company's remaining working interest in its Falcon and Harrier Projects for approximately $121.6 prior to adjustment and $113.1 post adjustments. We expect our 2003 capital expenditures, excluding capitalized indirect costs and proceeds from property conveyances to be approximately $103.0 million, which would exceed cash flow from operations. However, we believe that cash on hand together with expected cash flow from operations will permit us to fund our remaining planned activities in 2003. There can be no assurance that our access to capital will be sufficient to meet our needs for capital. Accordingly, we may be required to reduce our planned capital expenditures and forego planned exploratory drilling.

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

         Net cash inflow from operating activities was $23.3 million in the first quarter of 2003, a increase of $27.1 million from the same period of 2002. A period to period increase of approximately $24.7 million in operating cash flow before changes in operating assets and liabilities was due primarily to higher production and higher commodity prices. An increase of $5.4 million in net cash used by changes in working capital was caused by reductions in joint interest receivables and the timing of payments made on accounts payable.

         Net cash outflows from investing activities in the first three months of 2003 decreased to $19.0 million from a cash outflow of $33.5 million for the same period in 2002 due primarily to proceeds from property conveyances of $121.6 million offset by $113.1 million held in escrow in the first quarter of 2003.

         Cash flow in financing activities was $0 for the first three months of 2003 compared to cash inflow of $25.5 million for the same period in 2002.

         Capital expenditures excluding proceeds from property conveyance for the first three months of 2003 were $28.4 million including $2.0 million of capitalized general, administrative and interest costs. Net capital expenditures included $10.5 million for exploration activities and $17.9 million for development and other activities.

         During the remainder of 2003, we expect to conduct drilling operations on eight to twelve exploratory wells, making additions to our seismic and leasehold positions. The development budget includes funds for completing the Roaring Fork project as well as funds for the Swordfish Project due to commence production in 2004.

         Long-term debt outstanding as of March 31, 2003 was approximately $99.8 million for our senior subordinated notes.

         We believe there will be adequate cash flow in order for us to fund our remaining planned activities in 2003. Our capital resources still may not be sufficient to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness. There can be no assurance that anticipated growth will be realized, that our business will generate sufficient cash flow from operations or that future borrowings or equity capital will be available in an amount sufficient to enable us to service our indebtedness or make necessary capital expenditures. In addition, depending on the levels of our cash flow and capital expenditures (the latter of which are, to a large extent, discretionary), we may need to refinance a portion of the principal amount of our senior subordinated debt at or prior to maturity. However, there can be no assurance that we would be able to obtain financing on acceptable terms to complete a refinancing.


   RELATED PARTY TRANSACTIONS

         ENRON BANKRUPTCY - Commencing on December 2, 2001, Enron Corp. ("Enron") and certain of its affiliates, including Enron North America Corp. ("ENA"), filed voluntary petitions for bankruptcy protection. We have been informed that of our various direct or indirect owners, only Enron and ENA are debtors in the bankruptcy. We do not know at this time if any other owners will seek bankruptcy protection or what effect, if any, this may have on the ownership of Mariner Energy LLC which owns 100% of Mariner Holdings, Inc. (our direct parent) or on Joint Energy Development Investments Limited Partnership ("JEDI"), which owns approximately 96% of the issued and outstanding equity of Mariner Energy LLC. Enron is the parent of ENA, and an affiliate of ENA is the general partner of JEDI. JEDI is 100% owned by Enron and affiliates of ENA. Accordingly, Enron may be deemed to control JEDI, Mariner Energy LLC, Mariner Holdings and us. Additionally, five of the Company's directors are representatives of Enron or affiliates of Enron. Three of the five Enron representative directors are no longer employed by Enron or its affiliates however remain on Mariner's Board. Because of these various potentially conflicting interests, ENA, the Company, JEDI and the minority shareholders of Mariner Energy LLC have entered into an agreement that is intended to make clear that Enron and its affiliates have no duty to make business opportunities available to the Company.

         Mariner Energy LLC's only asset is 100% of the common stock of Mariner Holdings, Inc., our direct parent. The only asset of Mariner Holdings is 100% of the common shares of Mariner.

         Management cannot predict with certainty what impact Enron's bankruptcy may have on us. However, we do not believe that our assets and liabilities will become part of the Enron estate in bankruptcy. Although JEDI owns 96% of Mariner Energy LLC's common shares, we, as a separate corporation own or lease the assets used in its business and our management, separate from Enron, is responsible for our day-to-day operations. Contractual provisions restrict Enron access to our assets. We maintain our own accounting system as well as separate debt ratings. We maintain our own separate and complete cash management system and finance our operations separately from Enron, on both a short-term and long-term basis. We file a consolidated tax return with Mariner Energy LLC.

         Notwithstanding the above, we may have potential exposure to certain liabilities and asset impairments as a result of Enron's bankruptcy. Portions of the following Enron-related disclosures are based on discussions with Enron's legal advisors and management, including members of our Board of Directors. Although our management has implemented with Enron's legal advisor and management a systematic method of identifying Enron matters which may have a material impact on us, management cannot provide any assurance as the completeness or accuracy of the information provided by or on behalf of Enron.

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

         MARINER ENERGY LLC

         ENA Affiliate Term Loan - In March 2000, Mariner Energy LLC established an unsecured term loan with ENA to repay amounts outstanding under various affiliate credit facilities at Mariner Energy LLC and Mariner and to provide additional working capital. The additional working capital of $55 million was contributed to Mariner in 2000. The loan bears interest at 15%, which interest accrues and is added to the loan principal. Repayment of the balance of loan principal and accrued interest, which was approximately $172.6 million as of March 31, 2003, is due March 20, 2004. In conjunction with the loan agreement, two five-year warrants were issued to ENA providing the right to purchase up to 900,000 of common shares of Mariner Energy LLC for $0.01 per share.

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

         MARINER ENERGY, INC.

         Oil and Gas Production Sales to ENA or Affiliates - During the three years ending December 31, 2002, 2001 and 2000, sales of oil and gas production to ENA or affiliates were $56.4million, $50.2 million and $73.4 million, respectively. These sales were generally made on 1 to 3 month contracts. At the time ENA filed its petition for bankruptcy protection, the Company immediately ceased selling its physical production to ENA, however, we continued to sell our production to Bridgeline in which ENA owned a minority interest. All amounts sold to this entity have been collected. As of March 31, 2003, we had an outstanding receivable for $3 million from ENA. This amount was not paid as scheduled and is still outstanding. Mariner has submitted a proof of claim to the bankruptcy court for amounts owed to it by ENA. The Company has estimated 100% of this balance is uncollectible and has recorded a full allowance and related expense.

         Management Activities - We engage in price risk management activities from time to time. These activities are intended to manage our exposure to fluctuations in commodity prices for natural gas and crude oil. We primarily utilize price swaps and costless collars as a means to manage such risk. Historically, all of our hedging contracts were with ENA. As a result of ENA's bankruptcy, the contracts are currently in default. The November 2001 through April 30, 2002 settlements for oil and gas have not been collected. In addition, on May 14, 2002, we elected under our Master Service Agreement with ENA to terminate all open contracts. The effect of this termination is to fix the nominal value on all remaining contracts on May 14, 2002. Subsequent to this termination, the value of all oil and natural gas unpaid hedge contracts was $7.7 million. We have estimated 100% of this balance is uncollectible and have recorded a full allowance. We have submitted a proof of claims to the bankruptcy court for amounts owed under this agreement. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, we have de-designated our contracts effective December 2, 2001 and are recognizing all market value changes subsequent to such de-designation in our earnings. The value recorded up to the time of de-designation and included in Accumulated Other Comprehensive Income ("AOCI"), will reverse out of AOCI and into earnings as the original corresponding production, as hedged by the contracts, is produced. As of March 31, 2003, $2.1 million remained in AOCI to be reversed out to earnings.

         The following table sets forth the results of hedging transactions during the periods indicated that were made with ENA (all amounts shown are non-cash items):

                                                                                THREE MONTH ENDING MARCH 31,
                                                                        ---------------------------------------------
                                                                             2003               2002

                                                                        ---------------    ---------------
                                                                               900              4,415
Natural gas quantity hedged (Mmbtu)..........................

Increase (decrease) in natural gas sales (thousands).........           $      488         $  (10,630)
Crude oil quantity hedged (MBbls)............................                   --                 --

Increase (decrease) in crude oil sales (thousands)...........                   --                 --

Supplemental Affiliate Data - provided below is a supplemental balance sheet and income statement for affiliate entities:

                                                              MARCH 31, 2003                    DECEMBER 31, 2002
                                                              --------------                    -----------------
                                                                  AMOUNTS                            AMOUNTS
                BALANCE SHEET DATA                             (IN MILLIONS)                      (IN MILLIONS)
                ------------------
                                                                       TOTAL                              TOTAL
                                                     ----------------- ---------------- ----------------- ----------------
RELATED PARTY RECEIVABLE:                                 $   --                             $   --
     Derivative Asset
    Settled Hedge Receivable                                  --                                 --
    Oil and Gas Receivable                                   0.7              0.7               8.2             8.2
ACCRUED LIABILITIES:
     Transportation Contract                                  --               --               0.9              --
      Service Agreement                                      0.6              0.6               0.6             1.5

STOCKHOLDER'S EQUITY:
   Common Stock                                             .001               --              .001              --
   Additional Paid in Capital                              227.3                              227.3
Accumulated other Comprehensive Income                    $  2.1            229.4            $  2.3          $229.6


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ------------------------
                                                                             2003             2002
                                                                            -------          -------
               INCOME STATEMENT DATA
   Oil and Gas Sales                                                        $   6.0          $   --
   General and Administrative  Expenses                                          --             0.1
   Transportation Expenses                                                      0.5             2.0

         As a result of the Enron and ENA bankruptcies, among other implications, we may not be able to obtain credit from banks or trade vendors or enter into hedging arrangements on acceptable terms. To date, our operations have not been materially affected by the bankruptcies; however, our ability to enter into certain transactions including purchase or sale arrangements and to conduct significant capital programs may be affected in the future. Oil and gas sales and the related accounts receivable for the three month period ending March 31, 2003 relate to sales made to a minority owned affiliate of Enron.

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

         Based on discussions with Enron management, it is our management's understanding that, as of December 31, 2002 the assets of Enron's pension plan (the "Enron Plan") were less than the present value of all accrued benefits by approximately $52 million on a SFAS No. 87 basis and approximately $182 million on a plan termination basis. Further, Enron's management has informed Mariner management that the PBGC has filed claims in the Enron bankruptcy cases. The claims are duplicative in nature, representing unliquidated claims for PBGC insurance premiums (the "Premium Claims") and unliquidated claims for due but unpaid minimum funding contributions (the "Contribution Claims") under the Internal Revenue Code of 1986, as amended (the "Tax Code") 29 U.S.C.ss.ss. 412(a) and 1082 and claims for unfunded benefit liabilities (the "UBL" Claims"). Enron and the relevant sponsors of the defined benefit plans are current on their PBGC premiums and their contributions to the pension plans. Therefore, Enron has valued the Premium Claims and the Contribution Claims at $0. The total amount of the UBL Claims is $305.5 million (including $271 million for the Enron
Plan). In addition Enron Management has informed Mariner Management that the PBGC has informally alleged in pleadings filed with the bankruptcy court that the UBL Claim related to the Enron Plan could increase by as much as 100%. PBGC has provided no support (statutory or otherwise) for this assertion and Enron Management disputes the validity of any such claim. Because the Enron Plan is under funded and Enron is in bankruptcy, in certain circumstances the Enron Plan may be terminated and taken control of by the PBGC upon approval of a Federal District Court.

         Mariner's employees have not been participants in the Enron Plan. However, upon termination of a pension plan, all of the members of the controlled group of the plan sponsor become jointly and severally liable for the plan are under funding. The PBGC can demand payment from one or more of the members of the controlled group. If payment is not made, a lien in favor of the PBGC automatically arises against all of the assets of that member of the Controlled Group. The amount of the lien is equal to the lesser of the underfunding or 30% of the aggregate net worth of all of the controlled group members. In addition, if the sponsor of a pension plan does not timely satisfy its minimum funding obligation to the pension plan, once the aggregate missed amounts exceed $1 million, a lien in favor of the plan in the amount of the missed funding automatically arises against the assets of every member of the controlled group. In either case, the PBGC may file to perfect the lien and attempt to enforce it against the assets of members of the Enron Controlled Group. Enron has informed Mariner that Enron's management believes that the lien would be subordinate to prior perfected liens on the assets of the member of the controlled group. Based on discussions with Enron's management, Mariner's management understands that Enron has made all required contributions to date through April 15, 2003. Enron's management has advised Mariner that it intends to make its next contribution due on July 15, 2003.

         Management cannot predict the outcome of the above matters or estimate any potential loss. In addition, if the PBGC did look solely to Mariner to pay any amount with respect to the Enron Plan, Mariner would exercise all legal rights available to it to defend against such a demand and to recover any contributions from the other solvent members of the Controlled Group. Mariner has established no reserves for any amounts related to this issue.

         Mariner has also been informed by Enron management that Enron has contacted the PBGC as well as Unsecured Creditors Committee regarding their intention to terminate the Enron Plan, subject to approval by such parties, the bankruptcy court and authorization to fully fund the Enron Plan in accordance with its terms. If approved Enron would fully fund the Enron Plan in accordance with its terms, and the plan could be terminated without any liability to Mariner. Enron has also stated that it believes it has the necessary funds to consummate such a termination. In addition, to the extent that entities in the Controlled Group are sold prior to termination of the Plan, proceeds of the sale of such entities may be available to satisfy this liability. Enron management has also informed Mariner that the proceeds from such sale of Enron Control Group entities would exceed any plan obligations.

         Retiree Health Benefits - Under COBRA, if certain retirees of Enron lose coverage under Enron's group health plan due to Enron's bankruptcy proceedings, they would be entitled to elect continuation of their health coverage in a group plan maintained by Enron or a member of its Controlled Group. Mariner's employees have not participated in this plan. Mariner management understands, based on discussions with Enron management, that Enron had provided a plan for retiree health insurance and that the actuarial liability for such coverage was approximately $112 million as of December 31, 2002. Management further understands that to meet its obligation, Enron, at December 31, 2002, had set aside approximately $31 million of assets in a VEBA trust, which may be protected under ERISA from Enron's creditors, leaving an unfunded liability of approximately $86 million.

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

         Management cannot predict the outcome of the above matter or estimate any potential loss. However, management believes that in the event Enron terminates coverage, any liability to Mariner associated with the number of retirees that choose to remain under Enron's retiree health plan will not be material. Mariner has established no reserves related to this issue.


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

PART I, ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART 1, ITEM 4.     CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Vice President of Finance & Administration have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act. Although the Company's Chief Executive Officer and Vice President - Finance & Administration have concluded that the disclosure controls and procedures are effective, disclosures relating to Enron and the effects of its bankruptcy on Mariner were provided by Enron's management and its legal advisors. The Chief Executive Officer and Vice President - Finance & Administration rely on the information they provide for disclosure purposes.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls

PART II. OTHER INFORMATION

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


         99.1      Certificate of Chairman of Board and Chief Executive Officer

         99.2      Certificate of Vice President of Finance and Administration


         (b) The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2003.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MARINER ENERGY, INC.



Date: May 15, 2003                  /s/ Michael A. Wichterich
                                    ---------------------------------------
                                    Michael A. Wichterich
                                    Vice President of Finance & Administration
                                    (Principal Financial Officer and Officer
                                    Duly Authorized to Sign on Behalf of the
                                    Registrant)

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

Date: May 15, 2003


                                            /s/ Scott D. Josey
                                            -----------------------------------
                                            Scott D. Josey
                                            Chairman of the Board / CEO

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.;

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

Date: May 15, 2003


                                    /s/ Michael A. Wichterich
                                    -------------------------------------------
                                    Michael A. Wichterich
                                    Vice President - Finance & Administration

                                INDEX TO EXHIBIT

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------

     99.1          Certificate of Chairman of Board and Chief Executive Officer

     99.2          Certificate of Vice President of Finance and Administration