Form 10-Q
period 2006-03-31
MARINER ENERGY INC
filed 2006-05-12
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-32747

MARINER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0460233 (I.R.S. Employer Identification Number)
One BriarLake Plaza, Suite 2000
2000 West Sam Houston Parkway South
Houston, Texas 77042
(Address of principal executive offices and zip code)
(713) 954-5500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 8, 2006, there were 86,247,785 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

	PART I

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	26

	PART II

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		32

Index to Exhibits		33
Amendment No.4 to Credit Agreement
Amendment No.5 to Credit Agreement
Form of Restricted Stock Agreement - directors
Form of Restricted Stock Agreement - employee with employment agreement
Form of Restricted Stock Agreement - employee without employment agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I
Item 1. Consolidated Financial Statements
MARINER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
Current Assets:
Cash and cash equivalents	$5,414	$4,556
Receivables, net of allowances of $500 at March 31, 2006 and December 31, 2005, respectively	135,480	88,651
Deferred tax asset	10,215	26,017
Prepaid expenses and other	77,967	22,208

Total current assets	229,076	141,432
Property and Equipment:
Oil and gas properties, full cost method:
Proved	1,750,113	574,725
Unproved, not subject to amortization	180,336	40,176

Total	1,930,449	614,901
Other property and equipment	12,629	11,048
Accumulated depreciation, depletion and amortization	(140,736)	(110,006)

Total property and equipment, net	1,802,342	515,943
Goodwill	261,472	—
Other Assets, Net of Amortization	28,699	8,161

TOTAL ASSETS	$2,321,589	$665,536

Current Liabilities:
Accounts payable	$114,235	$37,530
Accrued liabilities	232,328	123,689
Accrued interest	1,514	614
Derivative liability	42,119	42,173

Total current liabilities	390,196	204,006
Long-Term Liabilities:
Abandonment liability	176,796	38,176
Deferred income tax	224,515	25,886
Derivative liability	13,523	21,632
Bank debt	366,202	152,000
Note payable	—	4,000
Other long-term liabilities	16,600	6,500

Total long-term liabilities	797,636	248,194
Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Common stock, $.0001 par value; 180,000,000 shares authorized, 86,100,994 shares issued and outstanding at March 31, 2006; 70,000,000 shares authorized, 35,615,400 shares issued and outstanding at December 31, 2005	9	4
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in-capital	1,053,296	160,705
Accumulated other comprehensive (loss)	(24,778)	(41,473)
Accumulated retained earnings	105,230	94,100

Total stockholders’ equity	1,133,757	213,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,321,589	$665,536

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Oil sales	$31,471	$19,084
Gas sales	48,101	34,866
Other revenues	688	1,857

Total revenues	80,260	55,807

Costs and Expenses:
Lease operating expense	13,182	6,159
Transportation expense	730	990
General and administrative expense	10,509	5,165
Depreciation, depletion and amortization	32,824	15,129

Total costs and expenses	57,245	27,443

OPERATING INCOME	23,015	28,364
Interest:
Income	115	514
Expense, net of amounts capitalized	(6,007)	(1,832)

Income before taxes	17,123	27,046
Provision for income taxes	(5,993)	(9,271)

NET INCOME	$11,130	$17,775

Earnings per share:
Net income per share—basic	$0.22	$0.58
Net income per share—diluted	$0.21	$0.58

Weighted average shares outstanding—basic	49,615,479	30,588,130
Weighted average shares outstanding—diluted	51,844,610	30,599,152
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Operating Activities:
Net income	$11,130	$17,775
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	5,993	11,050
Depreciation, depletion and amortization	34,356	15,415
Stock compensation expense	6,427	1,323
Changes in operating assets and liabilities:
Receivables	7,251	(6,778)
Prepaid expenses and other	(18,169)	(327)
Other assets	(5,900)	—
Accounts payable and accrued liabilities	25,419	10,494

Net cash provided by operating activities	66,507	48,952

Investing Activities:
Additions to properties and equipment	(78,863)	(42,075)
Proceeds from property conveyances	—	18
Purchase Price Adjustment	(20,808)	—

Net cash used in investing activities	(99,671)	(42,057)

Financing Activities:
Repayment of term note	(4,000)	(6,000)
Credit facility borrowings (repayments), net	214,200	(50,000)
Debt and working capital acquired from Forest Energy Resources, Inc.	(176,200)	—
Proceeds from private equity offering	—	45,163
Proceeds from exercise of stock options	22	—
Capital contribution from affiliates	—	2,879

Net cash (used in) provided by financing activities	34,022	(7,958)

Increase (Decrease) in Cash and Cash Equivalents	858	(1,063)
Cash and Cash Equivalents at Beginning of Period	4,556	2,541

Cash and Cash Equivalents at End of Period	$5,414	$1,478

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
1. Summary of Significant Accounting Policies
     Operations—Mariner Energy, Inc. (“Mariner” or “the Company”) is an independent oil and gas exploration, development and production company with principal operations in the Gulf of Mexico, both shelf and deepwater, and in West Texas. Effective March 2, 2006, a subsidiary of the Company completed a merger transaction with Forest Energy Resources, Inc. pursuant to which the Company acquired the offshore Gulf of Mexico operations of Forest Oil Corporation. Please see Note 3 “Acquisitions” for further discussion of this transaction. Unless otherwise indicated, references to “Mariner”, “the Company”, “we”, “our”, “ours” and “us” refer to Mariner Energy, Inc. and its subsidiaries collectively.
     Interim Financial Statements—The accompanying unaudited consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Our balance sheet at December 31, 2005 is derived from the December 31, 2005 audited financial statements, but does not include all disclosures required by GAAP. These unaudited consolidated financial statements included herein should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant financial estimates are based on remaining proved natural gas and oil reserves. Estimates of proved reserves are key components of our depletion rate for natural gas and oil properties, our unevaluated properties and our full cost ceiling test. In addition, estimates are used in computing taxes, preparing accruals of operating costs and production revenues, asset retirement obligations, fair value and effectiveness of derivative instruments and fair value of stock options and the related compensation expense. Because of the inherent nature of the estimation process, actual results could differ materially from these estimates.
     Principles of Consolidation—Our consolidated financial statements for the period ending March 31, 2006 include our accounts and the accounts of our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.
     Recent Accounting Pronouncements—In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF Issue 04-13 requires that purchases and sales of inventory with the same counterparty in the same line of business should be accounted for as a single non-monetary exchange, if entered into in contemplation of one another. The consensus is effective for inventory arrangements entered into, modified or renewed in interim or annual reporting periods beginning after March 15, 2006. We adopted EITF Issue 04-13 on April 1, 2006 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle, including voluntary changes in accounting principle and changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle. If impractical to determine either the period-specific effects or the cumulative effect of the change, the new accounting principle would be applied as if it were adopted prospectively from the earliest date practical. The correction of errors in prior period financial statements should be identified as a “restatement.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Accordingly, we adopted this statement effective January 1, 2006 and, upon adoption, it did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
     The FASB recently issued FASB Staff Position No. 19-1, Accounting for Suspended Well Costs (“FSB 19-1”). This position provides that in situations wherein exploration wells have been drilled and found to have oil and gas reserves, but such reserves cannot be classified as proved when completed, such cost of drilling can be capitalized only if the well has been found to have sufficient reserves to justify completion as a producing well and the Company is making sufficient progress in assessing the reserves and the economic viability of the project. The Company has reviewed the standard and does not expect that FSB 19-1 would have a material impact on our consolidated financial position, results of operations or cash flows.
2. Related Party Transactions
     Organization and Ownership of the Company—On March 2, 2004, Mariner Energy LLC, the Company’s indirect parent, merged with a subsidiary of MEI Acquisitions Holdings, LLC, an affiliate of the private equity funds Carlyle/Riverstone Global Energy and Power Fund II, L.P. and ACON Investments LLC (the “Merger”). Prior to the Merger, Joint Energy Development Investments Limited Partnership (“JEDI”), which was an indirect wholly-owned subsidiary of Enron Corp. (“Enron”), owned approximately 96% of the common stock of Mariner Energy LLC. In the Merger, all the shares of common stock in Mariner Energy LLC were converted into the right to receive cash and certain other consideration. As a result, JEDI no longer owned any interest in Mariner Energy LLC, and the Company ceased to be affiliated with JEDI or Enron.
     Until February 10, 2005, the Company was a wholly-owned subsidiary of Mariner Holdings, Inc., which was a wholly-owned subsidiary of Mariner Energy LLC. On February 10, 2005, in anticipation of the Company’s private placement of 31,452,500 shares of common stock in March 2005 (the “Private Equity Placement”), Mariner Holdings, Inc. and Mariner Energy LLC were merged into the Company and ceased to exist. The mergers of Mariner Holdings, Inc. and Mariner Energy LLC into the Company had no operational or financial impact on the Company; however, intercompany receivables of $0.2 million and $2.9 million in cash held by the affiliates were transferred to the Company in February 2005 and accounted for as additional paid in capital.
     The Company was previously party to management agreements with two affiliates of its former parent company. These agreements provided for the payment by Mariner Energy LLC of an aggregate of $2.5 million to the affiliates in connection with the provision of management services. Such payments have been made. Mariner Energy LLC also entered into monitoring agreements with two affiliates of its former parent, providing for the payment by Mariner Energy LLC of an aggregate of one percent of its annual EBITDA to the affiliates in connection with certain monitoring activities. Under the terms of the monitoring agreements, the affiliates provided financial advisory services in connection with the ongoing operations of Mariner. Effective February 7, 2005, these contracts were terminated in consideration of lump sum cash payments by Mariner totaling $2.3 million. The Company recorded the termination payments as general and administrative expenses for the quarter ended March 31, 2005.
3. Acquisitions
          Forest Gulf of Mexico Operations—On March 2, 2006, a subsidiary of the Company completed a merger transaction with Forest Energy Resources, Inc. (the “Forest Transaction”). Prior to the consummation of the merger, Forest Oil Corporation (“Forest”) transferred and contributed the assets of, and certain liabilities associated with, its offshore Gulf of Mexico operations to Forest Energy Resources, Inc. Immediately prior to the merger, Forest distributed all of the outstanding shares of Forest Energy Resources, Inc. to Forest shareholders on a pro rata basis. Forest Energy Resources, Inc. then merged with a newly formed subsidiary of Mariner, became a new wholly owned subsidiary of Mariner and changed its name to Mariner Energy Resources, Inc. (“MERI”). Immediately following the merger, approximately 59% of the Mariner common stock was held by shareholders of Forest and approximately 41% of Mariner common stock was held by the pre-merger stockholders of Mariner.

     To acquire MERI, Mariner issued 50,637,010 shares of its common stock to Forest shareholders. The aggregate consideration was valued at $890.0 million, comprised of $3.8 million in pre-merger costs and $886.2 million in common stock, based on the closing price of the Company’s common stock of $17.50 per share on September 12, 2005 (which was the date that the terms of the acquisition were agreed to and announced).
     The Forest Transaction was accounted for using the purchase method of accounting under the accounting standards established in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets. As a result, the assets and liabilities acquired by Mariner in the Forest Transaction are included in the Company’s March 31, 2006 balance sheet. The Company reflected the results of operations of the Forest Transaction beginning March 2, 2006. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at the March 2, 2006 closing date, which are summarized in the following table:

(In millions)
Oil and natural gas properties	$1,211.4
Abandonment liabilities	(165.2)
Long-term debt	(176.2)

Fair value of oil and natural gas derivatives	(17.5)
Deferred tax liability	(199.4)
Other assets and liabilities	(24.5)
Goodwill	261.4

Net Assets Acquired	$890.0
     The Forest Transaction includes a large undeveloped offshore acreage position which complements the Company’s large seismic database and a large portfolio of potential exploratory prospects. The initial fair value estimate of the underlying assets and liabilities acquired is determined by estimating the value of the underlying proved reserves at the transaction date plus or minus the fair value of other assets and liabilities, including inventory, unproved oil and gas properties, gas imbalances, debt (at face value), derivatives, and abandonment liabilities. The deferred tax liability recognizes the difference between the historical tax basis of the assets of Forest Energy Resources, Inc. and the acquisition cost recorded for book purposes. The purchase price allocation is preliminary and will be subject to change as additional information becomes available. The final purchase price allocation may differ in material respects from that presented above. Carryover basis accounting applies for tax purposes.
     Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in the acquisition. SFAS 142, Goodwill and Other Intangible Assets, requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis at December 31 for impairment or more frequently if an event occurs or circumstances change that could potentially result in an impairment.
     The sources and uses of funds related to the Forest Transaction were as follows (in millions):

	Sources	Uses
Mariner Energy, Inc. and Mariner Energy Resources, Inc. bank loan proceeds	$180.2	$—
Refinancing of assumed debt	—	176.2
Acquisition costs and other expenses	—	4.0
     In addition, approximately $3.8 million in merger-related costs were funded from bank loan proceeds prior to the closing of the transaction.
     On March 2, 2006, Mariner and Mariner Energy Resources, Inc. entered into a $500 million senior secured revolving credit facility and an additional $40 million senior secured letter of credit facility. Please refer to Note 4, “Long Term Debt” for further discussion of the amended and restated bank credit facility.

     Payable to Forest— In the merger documentation, Forest and the Company agreed that, beginning on July 1, 2005, operating expenses of the Forest Gulf of Mexico operations would be for the account of the Company. In addition, Forest and MERI entered into a transition services agreement under which Forest provides services to MERI on an as-needed basis for a limited period of time after the Forest Transaction until the services can be transitioned to Mariner. As a result of these arrangements, MERI has incurred working capital charges that are payable to Forest. Total charges incurred are $37.0 million and are included in accrued liabilities at March 31, 2006, of which $20.8 million was incurred prior to the Forest Transaction and the remaining $16.2 million was incurred after the Forest Transaction. A total of $20.8 million was paid by MERI on April 7, 2006 and April 25, 2006 in satisfaction of these obligations.
     Pro Forma Financial Information—The pro forma information set forth below gives effect to our merger with Forest Energy Resources, Inc. as if it had been consummated at January 1, 2005. The merger was consummated on March 2, 2006. The pro forma information has been derived from the historical consolidated financial statements of the Company and the statements of revenues and direct operating expenses of the Forest Gulf of Mexico operations. The pro forma information is for illustrative purposes only. The financial results may have been different had the Forest Gulf of Mexico operations been an independent company and had the companies always been combined. You should not rely on the pro forma financial information as being indicative of the historical results that would have been achieved had the merger occurred in the past or the future financial results that the Company will achieve after the merger.

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Pro Forma:
Revenue	$147,740	$176,650
Net Income available to common stockholders	$25,528	$29,982

Basic earnings per share	$0.30	$0.37
Diluted earnings per share	$0.30	$0.37
4. Long-Term Debt
     Bank Credit Facility—On March 2, 2004, the Company obtained a revolving line of credit with initial advances of $135 million from a group of banks led by Union Bank of California, N.A. and BNP Paribas. The bank credit facility initially provided up to $150 million of revolving borrowing capacity, subject to a borrowing base, and a $25 million term loan. The initial advance was made in two tranches: a $110 million Tranche A and a $25 million Tranche B. The Tranche B loan was converted to a Tranche A note in July 2004 and all subsequent advances under the credit facility were Tranche A advances.
     The borrowing base is based upon the evaluation by the lenders of the Company’s oil and gas reserves and other factors. Any increase in the borrowing base requires the consent of all lenders. Substantially all of the Company’s assets are pledged to secure the bank credit facility.
     In connection with the Forest Transaction, on March 2, 2006 the Company amended and restated the existing bank credit facility to, among other things, increase maximum credit availability to $500 million, with a $400 million borrowing base as of that date, add an additional dedicated $40 million letter of credit facility, and add Mariner Energy Resources, Inc. as a co-borrower. The revolving credit facility will mature on March 2, 2010, and the $40 million letter of credit facility will mature on March 2, 2009. Mariner used borrowings under the revolving credit facility to facilitate the merger and to retire existing debt, and we may use borrowings in the future for general corporate purposes. The $40 million letter of credit facility has been used to obtain a letter of credit in favor of Forest to secure Mariner’s performance of its obligations under an existing drill-to-earn program. The outstanding principal balance of loans under the revolving credit facility may not exceed the borrowing base, which initially was set at $400 million. If the borrowing base falls below the outstanding balance under the revolving credit facility, Mariner will be required to prepay the deficit, pledge additional unencumbered collateral, repay the deficit and cash collateralize certain letters of credit, or effect some combination of such prepayment, pledge and repayment and collateralization. Please see Footnote 10, “Subsequent Events” related to the pay down of the revolving credit facility and issuance of senior unsecured notes.
     The amended and restated bank credit facility contains various restrictive covenants and other usual and customary terms and conditions of a revolving bank credit facility, including limitations on the payment of cash dividends and other restricted payments, the incurrence of additional debt, the sale of assets, and speculative hedging. The financial covenants were modified under the amended and restated bank credit facility to require the Company to, among other things:

•	maintain a ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities of not less than 1.0 to 1.0; and

•	maintain a ratio of total debt to EBITDA of not more than 2.5 to 1.0.
     The Company was in compliance with the financial covenants under the bank credit facility as of March 31, 2006.
     As of March 31, 2006 and December 31, 2005, $366.2 million and $152.0 million, respectively, was outstanding under the bank credit facility, and the weighted average interest rate was 6.97% and 7.15%, respectively. Net proceeds of approximately $38 million generated by the Private Equity Placement in March 2005 were used to repay existing bank debt.
     The Company must pay a commitment fee of 0.25% to 0.50% per year on the unused availability under the bank credit facility.
     On April 7, 2006, the borrowing base was increased to $430 million, subject to redetermination or adjustment, and the bank credit facility was further amended regarding borrowing base reductions in connection with certain qualifying bond issuances.
     On April 24, 2006, the Company sold and issued to eligible purchasers $300 million aggregate principal amount of its 7 1/2% senior notes due 2013 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were priced to yield 7.75% to maturity. Mariner used the entire $287.8 million net proceeds of the offering to repay debt under the bank credit facility. The issuance of the senior notes was a qualifying bond issuance under Mariner’s secured bank credit facility and resulted in an automatic reduction of its borrowing base to $362.5 million as of April 24, 2006. Please see Note 10, “Subsequent Events” for further discussion.
     JEDI Term Promissory Note—On March 2, 2004, the Company issued a $10 million term promissory note to JEDI as a part of merger consideration. The note matured on March 2, 2006, and bore interest, payable in kind at our option, at a rate of 10% per annum until March 2, 2005, and 12% per annum thereafter unless paid in cash in which event the rate remained 10% per annum. We chose to pay interest in cash rather than in kind. The JEDI note was secured by a lien on three of the Company’s non-proven, non-producing properties located in the Outer Continental Shelf of the Gulf of Mexico. The Company could offset against the note the amount of certain claims for indemnification that could be asserted against JEDI under the terms of the merger agreement. The JEDI term promissory note contained customary events of default, including the occurrence of an event of default under the Company’s bank credit facility. In March 2005, the Company repaid $6.0 million of the note utilizing proceeds from the Private Equity Placement in March 2005. The $4.0 million balance remaining on the JEDI note was repaid in full on its maturity date of March 2, 2006.
     Cash Interest Expense —Cash paid for interest was $3.5 million and $1.4 million for the three-month periods ending March 31, 2006 and 2005, respectively.
     Debt Issuance Costs—The Company capitalizes certain direct costs associated with the issuance of long term debt. In conjunction with the Forest Transaction, the Company’s bank credit facility was amended and restated to, among other things, increase the borrowing capacity from $185 million to $400 million, based upon an initial borrowing base of that amount. The amendment and restatement was treated as an extinguishment of debt for accounting purposes. This treatment resulted in a charge of approximately $1.2 million in the first quarter of 2006. This charge is included in the interest expense line of the consolidated statement of operations.
5. Oil and Gas Properties
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
6. Accrual for Future Abandonment Costs
     SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation.

(In millions)
Abandonment liability as of December 31, 2005 (1)	$49.5
Liabilities Incurred	4.8
Claims Settled	(1.8)
Accretion Expense	2.1
Revisions to previous estimates	—
Liabilities incurred from assets acquired (2)	165.2

Abandonment Liability as of March 31, 2006 (3)	$219.8

(1)	Includes $11.4 million classified as a current accrued liability at December 31, 2005.

(2)	Represents the fair value of the asset retirement obligation acquired through the Forest Transaction.

(3)	Includes $43.0 million classified as a current accrued liability at March 31, 2006.
7. Stockholders’ Equity
     Increase in Number of Shares Outstanding—On March 2, 2006, the Company’s certificate of incorporation was amended to increase authorized stock to 200,000,000 shares, of which 180,000,000 shares are common stock and 20,000,000 shares are preferred stock.
     Equity Participation Plan—We have adopted an Equity Participation Plan as amended, that provided for the one-time grant at the closing of our Private Equity Placement on March 11, 2005 of 2,267,270 restricted shares of our common stock to certain of our employees. No further grants will be made under the Equity Participation Plan, although persons who receive such a grant will be eligible for future awards of restricted stock or stock options under our Amended and Restated Stock Incentive Plan, as amended, described below. We intended the grants of restricted stock under the Equity Participation Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common stock.

Therefore, Equity Participation Plan grantees did not pay any consideration for the common stock they received, and we received no remuneration for the stock. Grantees are entitled to vote, and accrue dividends on, the restricted stock prior to vesting; provided, however that any dividends that accrue on the restricted stock prior to vesting will only be paid to grantees to the extent the restricted stock vests. As a result of closing the Forest Transaction, (i) the 463,656 shares of restricted stock held by non-executive employees vested, and (ii) each of Mariner’s executive officers agreed, in exchange for a cash payment of $1,000, that his or her shares of restricted stock will not vest before the later of March 11, 2006 or ninety days after the effective date of the merger, which is May 31, 2006.
     Amended and Restated Stock Incentive Plan—We adopted a Stock Incentive Plan which became effective March 11, 2005 and was amended and restated on March 2, 2006 and further amended on March 16, 2006. Awards to participants under the Amended and Restated Stock Incentive Plan may be made in the form of incentive stock options, or ISOs, non-qualified stock options or restricted stock. The participants to whom awards are granted, the type or types of awards granted to a participant, the number of shares covered by each award, the purchase price, conditions and other terms of each award are determined by the Board of Directors or a committee thereof. A total of 6,500,000 shares of Mariner’s common stock is subject to the Amended and Restated Stock Incentive Plan. No more than 2,850,000 shares issuable upon exercise of options or as restricted stock can be issued to any individual. As of March 31, 2006, approximately 5,700,000 shares remained available under the Amended and Restated Stock Incentive Plan for future issuance to participants. Unless sooner terminated, no award may be granted under the Amended and Restated Stock Incentive Plan after October 12, 2015.
     During the quarter ending March 31, 2005, we granted 2,267,270 shares of restricted common stock under the Equity Participation Plan and options to purchase 787,360 shares of common stock under the Stock Incentive Plan. We also issued 3,600,000 shares of common stock in March 2005 in connection with our Private Equity Placement. In 2005, additional options to purchase 21,640 shares of common stock were granted. As of March 31, 2006, options to purchase 798,400 shares of common stock were outstanding under the Amended and Restated Stock Incentive Plan. In connection with the Forest Transaction, the Company granted options to acquire 154,844 shares of the Company’s common stock to certain former employees of Forest or Forest Energy Resources, Inc. (“Rollover Options”). The Rollover Options are evidenced by non-qualified stock option agreements and are not covered by the Amended and Restated Stock Incentive Plan. As of March 31, 2006, Rollover Options to purchase 114,802 shares of the Company’s common stock remained outstanding.
     The Company adopted SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), Share-Based Payment, using the modified retrospective application effective January 1, 2005. As a result of the adoption of SFAS No. 123(R), we recorded compensation expense for the value of restricted stock that was granted pursuant to our Equity Participation Plan. We also record compensation expense for the value of restricted stock and options granted under the Stock Incentive Plan before March 2, 2006 and the Amended and Restated Stock Incentive Plan, as amended, on and after March 2, 2006. The fair value of the restricted shares at date of grant is being recorded in stockholders’ equity as a component of additional paid in capital and is being amortized over the vesting period as compensation expense. We recorded compensation expense of $6.4 million and $1.3 million for the quarters ended March 31, 2006 and 2005, respectively, related to the restricted stock granted in 2005 and stock options outstanding for the periods then ended. As of March 31, 2006, there was $0.7 million of total unrecognized compensation cost related to the non-vested portion of the restricted stock awards. As noted above, the executive officers will become fully vested in restricted stock granted under the Equity Participation Plan by May 31, 2006, at which time the unrecognized compensation related to the non-vested portion of their restricted stock awards will be fully recognized. Unrecognized compensation expense for non-vested options was $1.0 million at March 31, 2006.
     A summary of stock option activity as of March 31, 2006 and 2005, respectively, and changes during the three-month period is as follows:

	2006			2005
			Weighted			Weighted
			Average			Average
			Exercise			Exercise
	Shares		Price	Shares		Price
Outstanding at beginning of period: January 1,	809,000		$14.02	—		$—
Granted	154,844	(1)	8.31	787,360	(3)	14.00
Exercised	(1,600)		14.00	—		—
Expired	—		—	—		—
Forfeited	(49,042	)(1)(2)	11.59	—		—

Outstanding at end of period: March 31,	913,202		$13.78	787,360		14.00

Outstanding exercisable at end of period: March 31,	409,070		—	—		—
Available for future grant as options or restricted stock	5,700,000		—	1,212,640		—

(1) The options exercisable for an aggregate 154,844 shares were the Rollover Options granted pursuant to the Forest Transaction merger agreement. Rollover Options exercisable for an aggregate 40,042 shares were forfeited due to terminations of employment with Mariner Energy Resources, Inc., but are not indicative of a historical forfeiture rate.
(2) In-the-money options exercisable for an aggregate 9,000 shares issued to two directors of the Company were cancelled on March 31, 2006, to be replaced by restricted stock grants.
(3) The option grants were made under Mariner’s Stock Incentive Plan.
     The following table summarizes certain information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$8.81 - $17.00	913,202	7.8	$13.78	409,070	$14.00
The following table summarizes certain information about stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$14.00	787,360	9.9	$14.00	—	—
     Options generally vest over two to three-year periods and are exercisable for periods ranging from seven to ten years. The weighted average fair value of options granted during the quarters ended March 31, 2006 and 2005 was $2.15 and $2.65, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table at March 31, 2006:

	Amended and
	Restated Stock
	Incentive Plan
	Options	Rollover Options
Expected Life (years)	3.0	2.0
Risk Free Interest Rate	4.85%	4.86%
Expected Volatility	35%	35%
Dividend Yield	0.0%	0.0%
At March 31, 2005, the Black-Scholes option valuation model assumptions were:

Stock
Incentive
Plan

Expected Life (years)	3.0
Risk Free Interest Rate	3.8%
Expected Volatility	38%
Dividend Yield	0.0%
     The expected life (estimated period of time outstanding) of options granted was estimated. Due to lack of historical data, it was estimated that the options would be exercised shortly after the vesting date. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the Company’s ability to pay dividends.
     A summary of the activity for nonvested restricted stock share awards under the Equity Participation Plan as of March 31, 2006 and 2005, respectively, and changes during the three-month period is as follows:

	Restricted Shares
	March 31,
	2006	2005
Total nonvested shares at beginning of period: January 1	2,267,270	—
Shares granted	—	2,267,270
Share vested	(463,656)	—
Shares forfeited	—	—

Total nonvested shares at end of period: March 31	1,803,614	2,267,270

Total vested shares at end of period: March 31	463,656	—

Available for future grant under Equity Participation Plan	—	—
Average Fair Value of Shares Granted During the Period	—	$14.00

8. Commitments And Contingencies
     Minimum Future Lease Payments—The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum rental obligations under the Company’s operating leases in effect at March 31, 2006 are as follows (in thousands):

2007	$1,323.4
2008	1,192.4
2009	967.1
2010	1,217.3
2011 and thereafter	2,231.1
     Hedging Program—The energy markets have historically been very volatile, and we expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company’s operations, management has elected to hedge oil and natural gas prices from time to time through the use of commodity price swap agreements and costless collars. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements.
     As of March 31, 2006, the Company had the following fixed price swaps outstanding:

			March 31,
			2006 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
April 1—December 31, 2006	89,760	$29.31	$(3.6)
Natural Gas (MMbtus)
April 1—December 31, 2006	11,729,547	6.08	(22.5)

Total			$(26.1)

     As of March 31, 2006, the Company had the following costless collars outstanding:

				March 31,
				2006 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
April 1—December 31, 2006	189,750	$32.65	$41.52	$(5.1)
January 1—December 31, 2007	202,575	31.27	39.83	(5.6)
Natural Gas (MMbtus)
April 1—December 31, 2006	5,535,750	5.78	7.85	(4.8)
January 1—December 31, 2007	5,310,750	5.49	7.22	(14.0)

Total				$(29.5)

     Subsequent to March 31, 2006, the Company entered into the following hedging transactions:

Fixed Price Swaps	Quantity	Fixed Price
Crude Oil (Bbls)
June 1—December 31, 2006	992,600	$75.26
Natural Gas (MMbtus)
June 1—December 31, 2006	3,682,000	$9.30
January 1, 2007 —March 31, 2007	3,690,000	$9.30

Costless Collars	Quantity	Floor	Cap
Crude Oil (Bbls)
January 1—December 31, 2007	1,331,200	$63.38	$89.40
January 1—December 31, 2008	1,080,020	61.63	86.80
Natural Gas (MMbtus)
April 1—December 31, 2007	8,796,000	7.70	14.60
January 1—December 31, 2008	12,347,000	7.83	14.60
     The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
     Other Commitments—In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data. The minimum annual payments under these contracts are $22.9 million and $19.5 million in 2006 and 2007, respectively. In 2005, the Company entered into a joint exploration agreement granting the joint venture partner the right to participate in prospects covered by certain seismic data licensed by the Company in return for $6.0 million in scheduled payments to be received by the Company over a two-year period. In the first quarter of 2006, the Company entered into three two-year and one three-year additional commitments to purchase seismic data in the amount of $26.9 million.
     MMS Appeal—Mariner operates numerous properties in the Gulf of Mexico. Two of such properties were leased from the Mineral Management Service subject to the 1996 Royalty Relief Act. This Act relieved the obligation to pay royalties on certain leases until a designated volume is produced. These leases contained language that limited royalty relief if commodity prices exceeded predetermined levels. Since 2000, commodity prices have exceeded the predetermined levels, except in 2002. The Company believes the MMS did not have the authority to set pricing limits in these leases and has withheld payment of royalties on the leases while disputing the MMS’ authority in two pending proceedings. The Company has recorded a liability for 100% of the exposure on these matters, which at March 31, 2006 was $17.2 million. In April 2005, the MMS denied our administrative appeal of its April 2001 order asserting royalties were due because price limits had been exceeded. On October 3, 2005, we filed suit in the U.S. District Court for the Southern District of Texas seeking judicial review of the dismissal of our appeal by the Board of Land Appeals. The second pending proceeding concerns the December 2005 order of the MMS asserting price limits were exceeded in calendar year 2004 and, accordingly, that royalties were due under these leases on oil and gas produced in 2004. Mariner has filed and is pursuing an administrative appeal of this order.
     Insurance Matters—In September 2004, the Company incurred damage from Hurricane Ivan that affected its Mississippi Canyon 66 (Ochre) and Mississippi Canyon 357 fields. Production from Mississippi Canyon 357 was shut-in until March 2005, when necessary repairs were completed and production recommenced. Production from Ochre is currently shut-in awaiting rerouting of umbilical and flow lines to another host platform. Prior to Hurricane Ivan, this field was producing at a net rate of approximately 6.5 MMcfe per day. Production from Ochre is expected to recommence late in the second quarter or early in the third quarter of 2006. In addition, a semi-submersible rig on location at the Company’s Viosca Knoll 917 (Swordfish) field was blown off location by the hurricane and incurred damage. Until we are able to complete all the repair work and submit costs to the insurance underwriters for review, the full extent of our insurance recovery and the resulting net cost to the Company is unknown. We expect the net cost to the Company to be at least equal to the amount of our annual deductible of $1.25 million plus the single occurrence deductible of $.375 million for the insurance period ending September 30, 2004. We expect to recover approximately $2.0 million in insurance proceeds in the second quarter of 2006.

     In 2005 our operations were adversely affected by one of the most active and severe hurricane seasons in recorded history. As of March 31, 2006, we had approximately 42 MMcfe per day of net production related to the Forest Assets shut-in as a result of Hurricanes Rita and Katrina. Additionally, we experienced delays in the startup of four of our deepwater projects primarily as a result of Hurricane Katrina. One project commenced production in the fourth quarter of 2005, one project commenced production in the first quarter of 2006 and the remaining two are expected to commence production in the second quarter of 2006.
     We estimate that the costs to repair damage caused by Hurricanes Katrina and Rita to our platforms and facilities will be approximately $50 million. However, until we are able to complete all of the repair work, this estimate is subject to significant variance. For the insurance period covering the 2005 hurricane activity, we carried a $3 million annual deductible and a $0.5 million single occurrence deductible for the Mariner assets. Insurance covering the Forest Gulf of Mexico properties carried a $5 million deductible for each occurrence. Until the repairs are completed and we submit costs to our insurance underwriters for their review, the full extent of our insurance recoveries and the resulting net costs to us for Hurricanes Katrina and Rita will be unknown. However, we expect the total costs not covered by the combined insurance policies to be less than $15 million.
     Effective March 2, 2006, Mariner has been accepted as a member of OIL Insurance, Ltd., or OIL, an industry insurance cooperative, through which the assets of both Mariner and the Forest Gulf of Mexico operations are insured. The coverage contains a $5 million annual per occurrence deductible for the combined assets and a $250 million per occurrence loss limit. However, if a single event causes losses to OIL insured assets in excess of $1 billion in the aggregate (effective June 1, 2006, such amount will be reduced to $500 million), amounts covered for such losses will be reduced on a pro rata basis among OIL members. Pending review of our insurance program, we have maintained our commercially underwritten insurance coverage for the pre-merger Mariner assets which expires on September 30, 2006. This coverage contains a $3 million annual deductible and a $500,000 occurrence deductible, $150 million of aggregate loss limits, and limited business interruption coverage. While the coverage remains in effect, it will be primary to the OIL coverage for the pre-Forest Transaction Mariner assets.
     Litigation—The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually and in the aggregate, to be material.
     Letter of Credit—On March 2, 2006, Mariner obtained a $40 million letter of credit under its senior secured credit facility. The letter of credit was issued in favor of Forest to secure our performance of our obligations under an existing drill-to-earn program.
9. Net Income per Share
     Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.

	For the three month period ending
	March 31,
	2006	2005
	(In Thousands, except per share data)
Numerator:
Net Income	$11,130	$17,775
Denominator:
Weighted average shares outstanding	49,615	30,588
Add dilutive securities	2,230	11

Total weighted average shares outstanding and dilutive securities	51,845	30,599

Earnings per share—basic:	$0.22	$0.58
Earnings per share—diluted:	$0.21	$0.58

     Effective March 3, 2005, we effected a stock split increasing our authorized shares from 2,000,000 to 70,000,000 and our outstanding shares from 1,380 to 29,748,130. We also changed the stated par value of our stock from $1 to $.0001 per share. The accompanying financial and earnings per share information has been restated utilizing the post-split shares. In March 2005, 2,267,270 restricted stock awards were granted under the Equity Participation Plan and options to purchase 787,360 shares of common stock were granted under the Stock Incentive Plan. During the second and third quarters of 2005, additional options to purchase 21,640 shares of common stock were granted under the Stock Incentive Plan. As of March 31, 2006, options to purchase 807,400 shares of common stock were outstanding under the Amended and Restated Stock Incentive Plan, and Rollover Options to purchase 114,802 shares of common stock were outstanding. Outstanding restricted stock and unexercised stock options diluted earnings by $ 0.01 per share for the quarter ending March 31, 2006.
10. Subsequent Events
     Amendment of Secured Bank Credit Facility— On April 7, 2006, the borrowing base under the Company’s amended and restated secured bank credit facility was increased to $430 million, subject to redetermination or adjustment. On April 24, 2006 the borrowing base was reduced to $362.5 million as a result of the Company’s offering of senior notes. In addition, the facility was further amended to provide that the borrowing base in effect on the closing date of a qualifying bond issuance automatically reduces by (a) $55 million with respect to the first such bond issuance that is $250 million or less in aggregate principal amount (or if more than $250 million, by $55 million plus 25% of the aggregate principal amount that exceeds $250 million), or (b) 25% of the aggregate principal amount of any other bond issuance to the extent that it does not refinance the principal amount of an existing bond issuance. The bank credit facility permits Mariner’s issuance of certain unsecured bonds of up to $350 million in aggregate principal amount that have a non-default interest rate of 10% or less per annum and a scheduled maturity date after March 1, 2012.
     Private Offering of Senior Unsecured Notes due 2013— On April 24, 2006, the Company sold and issued to eligible purchasers $300 million aggregate principal amount of its 7 1/2% senior notes due 2013 (the “Notes”) pursuant to Rule 144A under the Securities Act. The Notes were priced to yield 7.75% to maturity. Net proceeds, after deducting initial purchasers’ discounts and commissions and estimated offering expenses, were approximately $287.8 million. Mariner used the net proceeds to repay borrowings under its secured bank credit facility. The issuance of the Notes was a qualifying bond issuance under Mariner’s secured bank credit facility and resulted in an automatic reduction of its borrowing base to $362.5 million as of April 24, 2006.
     The Notes are senior unsecured obligations of the Company, rank senior in right of payment to any future subordinated indebtedness, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness and are effectively subordinated in right of payment to the Company’s senior secured indebtedness, including its obligations under its credit facility, to the extent of the collateral securing such indebtedness, and to all existing and future indebtedness and other liabilities of any non-guarantor subsidiaries.
     The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under the Company’s credit facility, to the extent of the collateral securing such indebtedness.
     The Company will pay interest on the Notes on April 15 and October 15 of each year, beginning on October 15, 2006. The Notes mature on April 15, 2013. There is no sinking fund for the Notes.
     The Company may redeem the Notes at any time prior to April 15, 2010 at a price equal to the principal amount redeemed plus a make-whole premium, using a discount rate of the Treasury rate plus 0.50% and accrued but unpaid interest. Beginning on April 15 of the years indicated below, the Company may redeem the Notes from time to time, in whole or in part, at the prices set forth below (expressed as percentages of the principal amount redeemed) plus accrued but unpaid interest:
     2010 at 103.750%
     2011 at 101.875%
     2012 and thereafter at 100.000%
In addition, prior to April 15, 2009, the Company may redeem up to 35% of the Notes with the proceeds of equity offerings at a price equal to 107.50% of the principal amount of the Notes redeemed. If the Company experiences a change of control (as defined in the indenture governing the Notes), subject to certain exceptions, the Company must give holders of the Notes the opportunity to sell to the Company their Notes, in whole or in part, at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and liquidated damages to the date of purchase.
     The Company and its restricted subsidiaries are subject to certain negative covenants under the indenture governing the Notes. The indenture governing the Notes limits the Company’s and each of its restricted subsidiaries’ ability to, among other things:
•	make investments;

•	incur additional indebtedness or issue preferred stock;

•	create certain liens;

•	sell assets;

•	enter into agreements that restrict dividends or other payments from its subsidiaries to itself;

•	consolidate, merge or transfer all or substantially all of its assets;

•	engage in transactions with affiliates;

•	pay dividends or make other distributions on capital stock or subordinated indebtedness; and

•	create unrestricted subsidiaries.
     Under an Exchange and Registration Rights Agreement executed on April 24, 2006 relating to the Notes, the Company agreed to:
•	file a registration statement within 180 days after the closing date of the offering enabling holders of Notes to exchange the privately placed Notes offered in this offering for publicly registered Notes with substantially identical terms;

•	use its reasonable best efforts to cause the registration statement to become effective within 270 days after the closing date of the offering and to complete the exchange offer within 360 days after the closing of the offering; and

•	file a shelf registration statement for the resale of the Notes if it cannot effect an exchange offer within the time periods listed above and in other circumstances.
If the Company fails to comply with its obligations to register the Notes within the specified time periods, it will be required to pay special interest on the Notes.
     Costs associated with the Notes offering are expected to be approximately $8.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Forward-Looking Statements and Other Information” and “Risk Factors” in Item 1A of this Quarterly Report for a discussion of certain risk factors relating to the Company.
Overview
     We are an independent oil and natural gas exploration, development and production company with principal operations in the Gulf of Mexico and in West Texas. In the Gulf of Mexico, our areas of operation include the deepwater and the shelf area. We have been active in the Gulf of Mexico and West Texas since the mid-1980’s. As a result of increased drilling of shelf prospects, the acquisition of Forest’s offshore Gulf of Mexico assets located primarily on the shelf, and development activities in West Texas, we have evolved from a company with primarily a deepwater focus to one with a balance of exploitation and exploration of the Gulf of Mexico deepwater and shelf, and longer-lived West Texas properties. As of December 31, 2005, (after giving effect for the Forest Transaction) approximately 56% of our proved reserves were classified as proved developed, with 31.9% of the reserves located in West Texas, 19.3% in the Gulf of Mexico deepwater and 48.8% on the Gulf of Mexico shelf.
     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas and our ability to find, develop and acquire oil and gas reserves that are economically recoverable while controlling and reducing costs. The energy markets have historically been very volatile. Commodity prices are currently at or near historical highs and may fluctuate significantly in the future. Although we attempt to mitigate the impact of price declines and provide for more predictable cash flows through our hedging strategy, a substantial or extended decline in oil and natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of natural gas and oil reserves that we can economically produce and our access to capital. Conversely, the use of derivative instruments also can prevent us from realizing the full benefit of upward price movements.
Recent Developments
     Amendment of Secured Bank Credit Facility. On April 7, 2006, we made certain amendments to our amended and restated secured bank credit facility, as described further under the caption “Liquidity and Capital Resources”.
     Private Offering of Senior Unsecured Notes due 2013. On April 24, 2006 we issued $300 million aggregate principal amount of our 7 1/2% senior notes due 2013, priced to yield 7.75% to maturity. The notes are discussed in more detail under the caption “Liquidity and Capital Resources”.
     Forest Gulf of Mexico Merger. On March 2, 2006, a subsidiary of the Company completed a merger transaction with Forest Energy Resources, Inc. (the “Forest Transaction”). Prior to the consummation of the merger, Forest Oil Corporation (“Forest”) transferred and contributed the assets of and certain liabilities associated with, its offshore Gulf of Mexico operations to Forest Energy Resources, Inc. Immediately prior to the merger, Forest distributed all of the outstanding shares of Forest Energy Resources, Inc. to Forest shareholders on a pro rata basis. Forest Energy Resources, Inc. then merged with a newly formed subsidiary of Mariner, became a new wholly owned subsidiary of Mariner and changed its name to Mariner Energy Resources, Inc. Immediately following the merger, approximately 59% of the Mariner common stock was held by shareholders of Forest and approximately 41% of Mariner common stock was held by the pre-merger stockholders of Mariner. In the merger, Mariner issued 50,637,010 shares of common stock to Forest shareholders. Our acquisition of Forest Energy Resources, Inc. added approximately 306 Bcfe of estimated proved reserves as of December 31, 2005, of which 76% were natural gas and 24% were oil and condensate and natural gas liquids.
     Effects of the 2005 Hurricane Season. In 2005 our operations were adversely affected by one of the most active and severe hurricane seasons in recorded history. As of March 31, 2006, we had approximately 42 MMcfe per day of net production shut-in as a result of Hurricanes Rita and Katrina, all of which relate to the Forest properties. Additionally, we experienced delays in the startup of four of our deepwater projects primarily as a result of Hurricane Katrina. One of the projects commenced in the fourth quarter of

2005, one project commenced production in the first quarter of 2006 and the remaining two are anticipated to commence production late in the second quarter or early in the third quarter of 2006 at approximately 20 MMcfe per day, net to the Company. We estimate that 8 Bcfe of production will be deferred in 2006 before repairs to offshore and onshore infrastructure are fully completed, allowing return of full production from our fields. However, the actual volumes deferred in 2006 will vary based on circumstances beyond our control, including the timing of repairs to both onshore and offshore platforms, pipelines and facilities, the actions of operators on our fields, availability of service equipment and weather.
     We estimate that the costs to repair damage caused by the hurricanes to our platforms and facilities will total approximately $50 million. However, until we are able to complete all of the repair work, this estimate is subject to significant variance. For the insurance period covering the 2005 hurricane activity, we carried a $3 million annual deductible and a $0.5 million single occurrence deductible for the Mariner assets. Insurance covering the Forest Gulf of Mexico properties carried a $5 million deductible for each occurrence. Until the repairs are completed and we submit costs to our insurance underwriters for their review, the full extent of our insurance recoveries and the resulting net costs to us for Hurricanes Katrina and Rita will be unknown. However, we expect the total costs not covered by the combined insurance policies to be less than $15 million.
Results of Operations
          Offshore— Mariner drilled seven offshore wells in the first quarter of 2006 with five successes. Four wells budgeted for drilling in 2005 were postponed until the first quarter of 2006 because of impacts from the 2005 active hurricane season. Information regarding the five successful wells is shown below:

				Expected date of
Well Name	Operator	Working Interest	Water Depth (Ft)	Production	Location
NW Nansen (EB 602 #11)	Kerr-McGee	33%	3,507 feet	TBD	Deep Water
Reliant (SS 26 #14)	Mariner	50%	12 feet	2nd Quarter 2006	Conventional Shelf
West Cameron 130 #3	Dominion	15%	38 feet	3rd Quarter 2006	Deep Shelf
King Kong (GC473 #2ST1)	ENI	50%	3,842 feet	April 2006	Deep Water
Brazos 491 #5	Mariner	100%	77 feet	2nd Quarter 2006	Conventional Shelf
          Since March 31, 2006, the NW Nansen (EB 602 #12), High Island 131 #2 (King of the Hill), and Reliant (SS 26 #14) wells reached total depth and are successes. The NW Nansen (EB 602 #12) well is located at a water depth of approximately 3,500 feet and was drilled to a total depth of 9,994 feet. The well is the third discovery in the NW Nansen development project. Kerr-McGee is the operator, and Mariner owns a 33% working interest in the first three wells. Kerr-McGee also operates the fourth planned well in the project, NW Nansen (EB 558 #2), in which Mariner and Kerr-McGee each own a 50% working interest. The exploratory test at High Island 131 #2 (King of the Hill) is located at a water depth of approximately 50 feet and was drilled to a total depth of 16,300 feet. Gryphon Exploration Company is the operator and Mariner owns a 25% working interest in the well, which is expected to commence production in the second quarter of 2006. Our Reliant (SS 26 #14) well is located at a water depth of 12 feet and was included as a discovery in the first quarter of 2006 after drilling to a depth of 16,713 feet. The well has been successfully deepened to a total depth of 17,175 feet to access additional non-proved reserves. Mariner operates the field and owns a 50% working interest in the discovery well which should also commence production in the second quarter of 2006.
          With these recent successes, Mariner has been successful in seven of the nine wells drilled to date through April 30, 2006. As of April 30, 2006, five offshore drilling wells are in progress, including NW Nansen (EB 558 #2).
          In addition, Mariner was the apparent high bidder on ten blocks in the MMS OCS Oil and Gas Lease Sale 198 held on March 15, with a net cost exposure of approximately $18 million. Two of the blocks are located in deepwater areas of the Gulf (depths greater than 400 meters). To date, Mariner has been awarded four of the blocks, one of which is in the deep water.
          Onshore – In the first quarter of 2006, Mariner drilled 46 development wells in West Texas, all of which were successful. We currently have five rigs operating on our West Texas properties.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Operating and Financial Results for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

	For the three-month period
	ending March 31,
Summary Operating Information:	2006	2005
	(In thousands, except average sales
	prices and production volumes)
Net Production:
Oil (MBbls)	601.8	494.3
Natural Gas (MMcf)	6,913.4	5,334.9
Total (MMcfe)	10,524.0	8,300.9
Average daily production (MMcfe/d)	114.4	90.2
Average sales prices:
Oil (per Bbl) (1)	$52.30	$38.61
Natural gas (per Mcf) (1)	6.96	6.54
Total natural gas equivalent ($/Mcfe) (1)	7.40	6.50
Oil and gas revenues:
Oil sales	$31,471	$19,084
Gas sales	48,101	34,866
Total oil and gas revenues	79,572	53,950
Other revenues	688	1,857
Lease operating expenses	13,182	6,159
Transportation expenses	730	990
Depreciation, depletion and amortization	32,824	15,129
General and administrative expenses	10,509	5,165
Net interest expense (income)	5,892	1,318
Income before taxes	17,123	27,046
Provision for income taxes	5,993	9,271
Net Income	11,130	17,775

(1)	Average prices include the effects of hedging
     Production: Production for the first quarter 2006 continued to be negatively effected by the lingering impact of the 2005 hurricane season. As of March 31, 2006 approximately 42 MMcfe per day of production associated with the Forest assets was shut-in awaiting repairs to pipelines, facilities and terminals, and approximately 20 MMcfe per day of production from Mariner development projects awaited completion of hurricane repairs. We expect approximately two-thirds of the shut-in or deferred production to recommence by mid-year with the remainder recommencing before year-end.
     For the first quarter 2006, production increased 26.8% to 10.5 Bcfe compared to 8.3 Bcfe for the first quarter 2005. Offshore production in the Gulf of Mexico increased 20.0% to 8.4 Bcfe compared to 7.0 Bcfe for the first quarter 2005, while onshore production in West Texas increased 61.5% to 2.1 Bcfe for the first quarter 2006 compared to 1.3 Bcfe for the first quarter 2005. Natural gas and oil production totaled 6.9 Bcf and 0.6 MBbls, respectively, in the first quarter 2006 compared to 5.3 Bcf and 0.5 MBbls, respectively, for the first quarter of 2005.
     Oil and gas revenues: For the first quarter 2006, the Company generated total natural gas revenues of $48.1 million compared to the $34.9 million for the first quarter 2005. Total oil revenues for first quarter 2006 were $31.5 million, compared to $19.1 million in the first quarter 2005. Total oil and gas revenues increased approximately 47.5% to $79.6 million in the first quarter 2006 compared to $54.0 million in the first quarter 2005. The increase was primarily the result of consolidating the Forest assets.
     Prices for the first quarter of 2006 averaged $7.96/Mcf for natural gas and $57.38/Bbl for oil, compared to $6.52/Mcf and $46.57/Bbl, respectively, for the first quarter 2005. The impact of hedges reduced average pricing in the first quarter 2006 by $1.00/Mcf for natural gas and $5.08/Bbl for oil to $6.96/Mcf and $52.30/Bbl, respectively. This compares to an increase in natural gas pricing of $0.02/Mcf and a decrease in oil pricing of $7.96/Bbl, to $6.54/Mcf and $38.61/Bbl, respectively, in the first quarter 2005. Hedge losses in the first quarter 2006 were $10.0 million compared to $3.9 million in the first quarter 2005.
     Lease operating expenses (including severance, ad valorem taxes and workover expenses) for the first quarter 2006 were $13.2 million compared to $6.2 million in the first quarter 2005. The increase primarily was attributable to the consolidation of the Forest assets and increased costs attributable to the addition of new productive wells at the Company’s Aldwell Unit. On a per-unit basis, lease operating costs rose to $1.25/Mcfe in the first quarter 2006 from $0.74/Mcfe in the first quarter 2005. Continued shut-in production from the impact of the 2005 hurricanes contributed to the increased per-unit operating costs.
     Transportation expenses were $0.7 million or $0.07 per Mcfe for the first quarter 2006, compared to $1.0 million or $0.12 per Mcfe for the first quarter 2005. The decrease is a result of lower production in our deepwater fields.
     Depreciation, depletion, and amortization (“DD&A”) expense increased 117% to $32.9 million from $15.1 million for the first quarters of 2006 and 2005, respectively. The increase was a result of increased production due to one month of activity from the Forest Gulf of Mexico properties, as well as an increase in the unit-of-production depreciation, depletion and amortization rate to $3.12 per Mcfe for the first quarter 2006 from $1.82 per Mcfe for the first quarter 2005. The per unit increase was primarily the result of consolidation of the Forest assets at their estimated fair value as of the transaction date.
     General and administrative (“G&A”) expenses totaled $10.5 million in the first quarter 2006 compared to $5.2 million in the first quarter 2005. Reported G&A expenses are net of $1.8 million and $1.0 million of overhead reimbursements billed or received from other working interest owners in the first quarter 2006 and the first quarter 2005, respectively. The first quarter 2006 includes $6.4 million of stock compensation expense as compared to $1.3 million in the first quarter 2005, which primarily resulted from the amortization of the cost of restricted stock granted at the closing of our private equity placement in March 2005 in consideration of past performance. Salaries and wages in the first quarter 2006 increased by $2.6 million compared to the first quarter of 2005 as a result of staffing additions, partially related to the Forest Transaction. The first quarter 2005 also included $2.3 million in payments to our former stockholders to terminate a services agreement.
     Net interest expense increased 347.0% to $5.9 million from $1.3 million for the first quarter 2006 and 2005, respectively, primarily due to higher average debt levels for the first quarter 2006 compared to the same period for 2005 and the write off of debt issuance costs of $1.2 million. Borrowings were increased under the credit facility by $38.0 million in January 2006 and by an additional $176.2 million in connection with the Forest transaction on March 2, 2006. The amendment and restatement of the credit facility on March 2, 2006 was treated as an extinguishment of debt for accounting purposes, and resulted in a charge of $1.2 million of related debt issuance costs.
     Income before income taxes decreased to $17.1 million for the first quarter 2006 compared to $27.0 million for the first quarter 2005, primarily attributable to the increased DD&A, increased G&A expenses and increased interest expense as noted above. Offsetting these factors were the increased revenues attributable to the Forest transaction.
Liquidity and Capital Resources
     Cash Flows and Liquidity
          Secured Bank Credit Facility. In January 2006, the borrowing base under our revolving credit facility was increased to $185 million. In connection with the merger with Forest Energy Resources on March 2, 2006, we amended and restated our existing credit facility to increase maximum credit availability to $500 million, with a $400 million borrowing base as of that date. On March 2, 2006, after giving effect to funds required at closing to refinance $176.2 million of debt assumed in the merger and other merger-related costs, our total debt drawn under the facility was approximately $350 million, including a $4.2 million letter of credit required for plugging and abandonment obligations at one of our offshore fields. In addition, we have established a $40 million letter of credit for the benefit of Forest Oil Corporation to guarantee certain drilling obligations in West Texas that is not included as a use of our borrowing base availability. The $4 million balance remaining on a note payable to JEDI at December 31, 2005 was repaid in full on its maturity date of March 2, 2006. At March 31, 2006, we had $366.2 million in advances outstanding under our revolving credit facility.

     On April 7, 2006, the borrowing base under the Company’s amended and restated secured bank credit facility was increased to $430 million, subject to redetermination or adjustment. On April 24, 2006, the borrowing base was reduced to $362.5 million as a result of the Company’s offering of senior notes. In addition, the facility was further amended to provide that the borrowing base in effect on the closing date of a qualifying bond issuance automatically reduces by (a) $55 million with respect to the first such bond issuance that is $250 million or less in aggregate principal amount (or if more than $250 million, by $55 million plus 25% of the aggregate principal amount that exceeds $250 million), or (b) 25% of the aggregate principal amount of any other bond issuance to the extent that it does not refinance the principal amount of an existing bond issuance. The bank credit facility permits Mariner’s issuance of certain unsecured bonds of up to $350 million in aggregate principal amount that have a non-default interest rate of 10% or less per annum and a scheduled maturity date after March 1, 2012.
     Private Offering of Senior Unsecured Notes due 2013— On April 24, 2006, the Company sold and issued to eligible purchasers $300 million aggregate principal amount of its 7 1/2% senior notes due 2013 (the “Notes”) pursuant to Rule 144A under the Securities Act. The Notes were priced to yield 7.75% to maturity. Net proceeds, after deducting initial purchasers’ discounts and commissions and estimated offering expenses, were approximately $287.8 million. The Company used the net proceeds to repay borrowings under its secured bank credit facility. The issuance of the Notes was a qualifying bond issuance under the Company’s secured bank credit facility and resulted in an automatic reduction of its borrowing base to $362.5 million as of April 24, 2006.
     The Notes are senior unsecured obligations of the Company, rank senior in right of payment to any future subordinated indebtedness, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness and are effectively subordinated in right of payment to the Company’s senior secured indebtedness, including its obligations under its credit facility, to the extent of the collateral securing such indebtedness, and to all existing and future indebtedness and other liabilities of any non-guarantor subsidiaries.
     The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under the Company’s credit facility, to the extent of the collateral securing such indebtedness.
     The Company will pay interest on the Notes on April 15 and October 15 of each year, beginning on October 15, 2006. The Notes mature on April 15, 2013. There is no sinking fund for the Notes.
     The Company may redeem the Notes at any time prior to April 15, 2010 at a price equal to the principal amount redeemed plus a make-whole premium, using a discount rate of the Treasury rate plus 0.50% and accrued but unpaid interest. Beginning on April 15 of the years indicated below, the Company may redeem the Notes from time to time, in whole or in part, at the prices set forth below (expressed as percentages of the principal amount redeemed) plus accrued but unpaid interest:
2010 at 103.750%
2011 at 101.875%
2012 and thereafter at 100.000%
In addition, prior to April 15, 2009, the Company may redeem up to 35% of the Notes with the proceeds of equity offerings at a price equal to 107.50% of the principal amount of the Notes redeemed. If the Company experiences a change of control (as defined in the indenture governing the Notes), subject to certain exceptions, the Company must give holders of the Notes the opportunity to sell to the Company their Notes, in whole or in part, at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and liquidated damages to the date of purchase.
     The Company and its restricted subsidiaries are subject to certain negative covenants under the indenture governing the Notes. The indenture governing the Notes limits the Company’s and each of its restricted subsidiaries’ ability to, among other things:
•	make investments;

•	incur additional indebtedness or issue preferred stock;

•	create certain liens;

•	sell assets;

•	enter into agreements that restrict dividends or other payments from its subsidiaries to itself;

•	consolidate, merge or transfer all or substantially all of its assets;

•	engage in transactions with affiliates;

•	pay dividends or make other distributions on capital stock or subordinated indebtedness; and

•	create unrestricted subsidiaries.
     Under an Exchange and Registration Rights Agreement executed on April 24, 2006 relating to the Notes, the Company agreed to:
•	file a registration statement within 180 days after the closing date of the offering enabling holders of Notes to exchange the privately placed Notes offered in this offering for publicly registered Notes with substantially identical terms;

•	use its reasonable best efforts to cause the registration statement to become effective within 270 days after the closing date of the offering and to complete the exchange offer within 360 days after the closing of the offering; and

•	file a shelf registration statement for the resale of the Notes if it cannot effect an exchange offer within the time periods listed above and in other circumstances.
If the Company fails to comply with its obligations to register the Notes within the specified time periods, it will be required to pay special interest on the Notes.
          Costs associated with the Notes offering are expected to be approximately $8.2 million.
          Cash Flows — Net cash flows from operations increased by $17.5 million to $66.5 million from $49.0 million for the quarters ending March 31, 2006 and 2005, respectively. The increase was primarily due to increased operating revenues attributable to the Forest assets acquired.
          Net cash flows used for investing activities increased to $78.9 million from $42.1 million for the quarters ending March 31, 2006 and 2005, respectively, due to increased capital expenditures of $36.8 million over the prior quarter. Significant capital expenditures for the period related to the Company’s King Kong and NW Nansen deepwater projects as well as development drilling in our West Texas fields.
          Net cash provided by financing activities was $13.2 million for the first quarter 2006 compared to net cash used in financing activities of $8.0 million for the first quarter 2005. Financings in the first quarter 2006 were primarily used to fund the Forest Transaction. Mariner also paid the remaining balance of the term note on March 2, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Market Risk – Our primary market risk exposure continues to be the prices applicable to our natural gas and oil production. Our sales price is primarily driven by the prevailing market price, which historically, has been unpredictable and volatile. Commodity prices are currently at or near historical highs and may fluctuate and decline significantly in the future. Although we attempt to mitigate the impact of price declines and provide for a more predictable cash flows through our hedging strategy, a substantial or extended decline in oil and natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of natural gas and oil reserves that we can economically produce and our access to capital. Conversely, the use of derivative instruments also can prevent us from realizing the full benefit of upward price movements.
          Commodity Prices and Related Hedging Activites – The energy markets have historically been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. If an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices from time to time primarily through the use of commodity price sway agreements and costless collar arrangements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements.
          As of March 31, 2006, Mariner had the following hedge contracts outstanding:

			March 31,
			2006 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
April 1—December 31, 2006	89,760	$29.31	$(3.6)
Natural Gas (MMbtus)
April 1—December 31, 2006	11,729,547	6.08	(22.5)

Total			$(26.1)

				March 31,
				2006 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
April 1—December 31, 2006	189,750	$32.65	$41.52	$(5.1)
January 1—December 31, 2007	202,575	31.27	39.83	(5.6)
Natural Gas (MMbtus)
April 1—December 31, 2006	5,535,750	5.78	7.85	(4.8)
January 1—December 31, 2007	5,310,750	5.49	7.22	(14.0)

Total				$(29.5)

     Subsequent to March 31, 2006, the Company entered into the following hedging transactions:

Fixed Price Swaps	Quantity	Fixed Price
Crude Oil (Bbls)
June 1—December 31, 2006	992,600	$75.26
Natural Gas (MMbtus)
June 1—December 31, 2006	3,682,000	$9.30
January 1, 2007 —March 31, 2007	3,690,000	$9.30

Costless Collars	Quantity	Floor	Cap
Crude Oil (Bbls)
January 1—December 31, 2007	1,331,200	$63.38	$89.40
January 1—December 31, 2008	1,080,020	61.63	86.80
Natural Gas (MMbtus)
April 1—December 31, 2007	8,796,000	7.70	14.60
January 1—December 31, 2008	12,347,000	7.83	14.60
          The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
          Interest Rate Market Risk — Borrowings under our revolving credit facility mature on March 2, 2010, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered in to interest rate hedges that would mitigate such risk. During the first quarter of 2006, the interest rate on our outstanding bank debt averaged 6.97%. If the balance of our bank debt at March 31, 2006 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.3 million per quarter.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Mariner, under the supervision and with the participation of its management, including the Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of March 31, 2006 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
     During the quarter ended March 31, 2006, there were no changes that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “will,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;
•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural disasters such as fires, floods and other catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness;

•	our merger with Forest Energy Resources, including strategic plans, expectations and objectives for future operations, and the realization of expected benefits from the transaction; and

•	disruption from the merger with Forest Energy Resources making it more difficult to manage our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number (or
	Number of	Average	(or Units) Purchased as	Approximate Dollar Value) of
	Shares (or	Price Paid	Part of Publicly	Shares (or Units) that May Yet Be
	Units)	per Share	Announced Plans or	Purchased Under the Plans or
Period	Purchased	(or Unit)	Programs	Programs
March 1, 2006 to March 31, 2006 (1)	153,016	$21.36

(1)	These shares were withheld upon the vesting of employee restricted stock grants in order to pay required withholding taxes.
Item 4. Submission of Matters to a Vote of Security Holdings
     On March 2, 2006, we held our annual meeting of stockholders. At the meeting, the following five proposals were voted upon and approved:
1. To adopt the Agreement and Plan of Merger, dated as of September 9, 2005, as amended, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc., subject to the approval of the amendment to the Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., described in proposal 2 below.

For	Against	Abstain	Broker Non-Votes
26,403,549			8,235,243

2. To approve an amendment to the Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc. to increase the number of authorized shares from 70 million shares of common stock and 20 million shares of preferred stock, to 180 million shares of common stock and 20 million shares of preferred stock, subject to completion of the merger described in proposal 1 above.

For	Against	Abstain	Broker Non-Votes
26,403,549	0	0	8,235,243

3. To approve an amendment and restatement of the Mariner Energy, Inc. Stock Incentive Plan, subject to the completion of the merger described in proposal 1 above.

For	Against	Abstain	Broker Non-Votes
21,392,589	23,460	4,987,500	8,235,243
4. To grant to the proxyholders the authority to vote in their discretion with respect to the approval of any proposal to postpone or adjourn the annual meeting to a later date to solicit additional proxies in favor of the approval of any of the other proposals if there are not sufficient votes for approval of any of the other proposals at the annual meeting.

For	Against	Abstain	Broker Non-Votes
29,228,127	423,165	4,987,500	0
5. Election of directors:
	For	Withhold
Bernard Aronson (term expires in 2009)	34,624,332	14,460
John F. Greene (term expires in 2007)	34,638,792	0
John L. Schwager (term expires in 2007)	34,638,792	0
Mariner’s Board of Directors is composed of seven directors. Directors in addition to Messrs. Aronson, Greene and Schwager are Alan R. Crain, Jr. (term expires in 2009, subject to reelection in 2007), Jonathan Ginns (term expires in 2008), Scott D. Josey (term expires in 2008) and H. Clayton Peterson (term expires in 2009, subject to reelection in 2007); these four directors were not up for reelection at, or were appointed after, the annual meeting held on March 2, 2006.

Item 5. Other Information.
UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
     The merger between a subsidiary of Mariner and Forest Energy Resources, Inc. was consummated on March 2, 2006. Accordingly, the consolidated balance sheet included in this Quarterly Report reflects the financial position of the combined company at March 31, 2006. The following unaudited pro forma combined statement of operations and explanatory notes present how the combined statement of operations of Mariner and the Forest Gulf of Mexico operations may have appeared had the businesses actually been combined as of January 1, 2006. The merger agreement was executed on September 9, 2005 and provided for Mariner to issue approximately 50.6 million shares of common stock as consideration to Forest Energy Resources, Inc. common stockholders.
     The unaudited pro forma combined statement of operations has been derived from the historical consolidated statement of operations of Mariner and the statements of revenues and direct operating expenses of the Forest Energy Resources, Inc. The statements of revenues and direct operating expenses of the Forest Gulf of Mexico operations do not include all of the costs of doing business. The historical Mariner information presented in the unaudited pro forma combined statement of operations for the quarter ending March 31, 2006 excludes the activity related to the Forest assets as the merger was consummated on March 2, 2006.
     The unaudited pro forma combined statement of operations is for illustrative purposes only. The financial results may have been different had the Forest Gulf of Mexico operations been an independent company and had the companies always been combined. You should not rely on the unaudited pro forma combined condensed financial information as being indicative of the historical results that would have been achieved had the merger occurred in the past or the future financial results that Mariner will achieve after the merger. Please see Footnote 3 “Acquisitions” in Part 1, Item 1 of this Quarterly Report for further discussion of the purchase price allocation.
Mariner Energy, Inc.
Unaudited Pro Forma Combined Statement of Operations
For the Quarter Ending March 31, 2006

		Forest
		Energy			Mariner
	Mariner	Resources,	Merger		Pro Forma
	Historical(1)	Inc.(2)	Adjustments(3)		Combined
Revenues	$50,385	$97,355			$147,740

Costs and Expenses
Lease Operating Expenses	8,792	21,080			29,872
Transportation Expenses	474	410			884
G&A Expenses	10,140			(4)	10,140
DD&A	15,250		44,343	(5)	59,593

Total Costs and Expenses	34,656	21,490	44,343		100,489

Operating Income	15,729	75,865	(44,343)		47,251
Interest:
Income	114				114
Expense	(5,497)		(2,595)	(6)	(8,092)

Income before taxes	10,346	75,865	(46,938)		39,273
Provision for income taxes	(3,621)	—	(10,125)	(7)	(13,746)

Net Income	$6,725	$75,865	$(57,062)		$25,528

Earnings per Share:
Net income per share — basic	$0.14				$0.30
Net income per share — diluted	0.13				0.30

Weighted average shares outstanding — basic	49,615,479		34,218,245		83,833,724
Weighted average shares outstanding — diluted	51,844,610		34,218,245		85,922,684

(1)	The Historical Mariner presented excludes the activity related to the Forest assets as the merger was consummated on March 2, 2006.

(2)	The Forest Gulf of Mexico operations historically have been operated as part of Forest’s total oil and gas operations. No historical GAAP-basis financial statements exist for the Forest Gulf of Mexico operations on a stand-alone basis; however, statements of revenues and direct operating expenses are presented for the quarter ended March 31, 2006.

(3)	Transaction costs consisting of accounting, consulting and legal fees are anticipated to be approximately $7.8 million. These costs are directly attributable to the transaction and have been excluded from the pro forma financial statements as they represent material nonrecurring charges.

(4)	The proforma general and administrative expenses do not include costs associated with the Forest Gulf of Mexico assets. Mariner believes the overhead costs associated with these operations in 2006 will approximate $6.4 million, net of capitalized amounts.

(5)	To adjust depreciation, depletion and amortization expense to give effect to the acquisition of the Forest Gulf of Mexico operations and their step-up in value using the unit of production method under the full cost method of accounting.

(6)	To adjust interest expense to give effect to the financing activities in connection with the organization of Forest Energy Resources, Inc. assuming an interest rate of 5.89% based on the terms of the senior bank credit facility obtained by Forest Energy Resources, Inc. The interest rates used reflect 30-day LIBOR plus 1.50%, or 5.89% as of December 31, 2005. A change in interest rates of approximately 10% would result in a change in pro forma combined interest of approximately $0.5 million and $0.4 million at March 31, 2006.

(7)	To record income tax expense on the combined company results of operations based on a statutory combined federal and state tax rate of 35%.

Item 6. Exhibits

Number	Description
2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

4.1*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.2*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.4*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.5*	Credit Agreement among Mariner Energy Inc., the Lenders party thereto and Union Bank of California, N.A., dated as of March 2, 2004 (incorporated by reference to Exhibit 10.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.6*	Amendment No. 1 and Assignment Agreement among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2004 (incorporated by reference to Exhibit 10.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.7*	Waiver and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Union Bank of California, N.A. and the Lenders party thereto, dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.8*	Amendment No. 2 and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of February 7, 2005 (incorporated by reference to Exhibit 10.4 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.9*	Amendment No. 3 and Consent among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of March 3, 2005 (incorporated by reference to Exhibit 10.5 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

Number	Description
4.10	Amendment No. 4 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2005.

4.11	Amendment No. 5 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of August 5, 2005.

4.12*	Amendment No. 6, Waiver and Agreement among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of January 20, 2006 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on January 25, 2006).

10.1*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.2*	First Amendment to Mariner Energy, Inc. Amended and Restated Stock Incentive Plan, effective as of March 16, 2006 (incorporated by reference to Exhibit 10.22 to Mariner’s Form 10-K filed on March 31, 2006).

10.3*	First Amendment to Mariner Energy, Inc. Equity Participation Plan, effective as of March 16, 2006 (incorporated by reference to Exhibit 10.23 to Mariner’s Form 10-K filed on March 31, 2006).

10.4	Form of Restricted Stock Agreement (directors) under Mariner Energy, Inc. Amended and Restated Stock Incentive Plan, as amended.

10.5	Form of Restricted Stock Agreement (employee with employment agreement) under Mariner Energy, Inc. Amended and Restated Stock Incentive Plan, as amended.

10.6	Form of Restricted Stock Agreement (employee without employment agreement) under Mariner Energy, Inc. Amended and Restated Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2006.

Mariner Energy, Inc.

By: /s/ Scott D. Josey
Name: Scott D. Josey
Title: Chairman of the Board,
Chief Executive Officer and President

By: /s/ RICK G. LESTER
Name: Rick G. Lester
Title: Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Number	Description
2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

4.1*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.2*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.4*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.5*	Credit Agreement among Mariner Energy Inc., the Lenders party thereto and Union Bank of California, N.A., dated as of March 2, 2004 (incorporated by reference to Exhibit 10.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.6*	Amendment No. 1 and Assignment Agreement among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2004 (incorporated by reference to Exhibit 10.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.7*	Waiver and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Union Bank of California, N.A. and the Lenders party thereto, dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.8*	Amendment No. 2 and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of February 7, 2005 (incorporated by reference to Exhibit 10.4 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.9*	Amendment No. 3 and Consent among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of March 3, 2005 (incorporated by reference to Exhibit 10.5 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.10	Amendment No. 4 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2005.

4.11	Amendment No. 5 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of August 5, 2005.

4.12*	Amendment No. 6, Waiver and Agreement among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of January 20, 2006 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on January 25, 2006).

Number	Description
10.1*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.2*	First Amendment to Mariner Energy, Inc. Amended and Restated Stock Incentive Plan, effective as of March 16, 2006 (incorporated by reference to Exhibit 10.22 to Mariner’s Form 10-K filed on March 31, 2006).

10.3*	First Amendment to Mariner Energy, Inc. Equity Participation Plan, effective as of March 16, 2006 (incorporated by reference to Exhibit 10.23 to Mariner’s Form 10-K filed on March 31, 2006).

10.4	Form of Restricted Stock Agreement (directors) under Mariner Energy, Inc. Amended and Restated Stock Incentive Plan, as amended.

10.5	Form of Restricted Stock Agreement (employee with employment agreement) under Mariner Energy, Inc. Amended and Restated Stock Incentive Plan, as amended.

10.6	Form of Restricted Stock Agreement (employee without employment agreement) under Mariner Energy, Inc. Amended and Restated Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.