Form 10-Q
period 2006-06-30
MARINER ENERGY INC
filed 2006-08-11
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 7, 2006, there were 86,233,725 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Condensed Consolidated Unaudited Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
Current Assets:
Cash and cash equivalents	$5,656	$4,556
Receivables, net of allowances of $190 at June 30, 2006 and $500 at December 31, 2005, respectively	124,806	84,109
Insurance receivables	61,798	4,542
Prepaid seismic	16,327	6,542
Prepaid expenses and other	28,509	15,666
Deferred tax asset	10,215	26,017

Total current assets	247,311	141,432
Property and Equipment:
Oil and gas properties, full cost method: Proved	1,901,992	574,725
Unproved, not subject to amortization	211,260	40,176

Total	2,113,252	614,901
Other property and equipment	13,598	11,048
Accumulated depreciation, depletion and amortization	(213,241)	(110,006)

Total property and equipment, net	1,913,609	515,943
Goodwill	261,472	—
Other Assets, Net of Amortization	34,716	8,161

TOTAL ASSETS	$2,457,108	$665,536

Current Liabilities:
Accounts payable	$57,674	$37,530
Accrued liabilities	275,414	123,689
Accrued interest	4,828	614
Derivative liability	21,400	42,173

Total current liabilities	359,316	204,006
Long-Term Liabilities:
Abandonment liability	188,764	38,176
Deferred income tax	252,562	25,886
Derivative liability	4,262	21,632
Long term debt, revolving credit facility	157,000	152,000
Long term debt, senior unsecured notes	300,000	—
Note payable	—	4,000
Other long-term liabilities	11,000	6,500

Total long-term liabilities	913,588	248,194
Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Common stock, $.0001 par value; 180,000,000 shares authorized, 86,243,379 shares issued and outstanding at June 30, 2006; 70,000,000 shares authorized, 35,615,400 shares issued and outstanding at December 31, 2005	9	4
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in-capital	1,055,412	160,705
Accumulated other comprehensive loss	(7,151)	(41,473)
Accumulated retained earnings	135,934	94,100

Total stockholders’ equity	1,184,204	213,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,457,108	$665,536

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share data)
(Unaudited)

	Three-months Ended		Six-months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Oil sales	$56,256	$19,351	$87,726	$38,435
Gas sales	110,475	32,224	158,576	67,090
Other revenues	936	201	1,623	2,058

Total revenues	167,667	51,776	247,925	107,583

Costs and Expenses:
Lease operating expense	24,384	7,035	37,567	13,194
Transportation expense	1,548	511	2,277	1,501
General and administrative expense	6,964	10,235	17,473	15,400
Depreciation, depletion and amortization	76,982	15,925	109,806	31,054

Total costs and expenses	109,878	33,706	167,123	61,149

OPERATING INCOME	57,789	18,070	80,802	46,434
Interest:
Income	136	47	249	561
Expense, net of amounts capitalized	(8,663)	(1,735)	(14,668)	(3,567)

Income before taxes	49,262	16,382	66,383	43,428
Provision for income taxes	(18,557)	(5,537)	(24,549)	(14,808)

NET INCOME	$30,705	$10,845	$41,834	$28,620

Earnings per share:
Net income per share—basic	$0.36	$0.33	$0.62	$0.90
Net income per share—diluted	$0.36	$0.32	$0.62	$0.89
Weighted average shares outstanding—basic	84,720,331	33,348,130	67,244,331	31,975,754
Weighted average shares outstanding—diluted	85,027,561	33,822,079	67,829,117	32,241,159
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six-months
	Ended June 30,
	2006	2005
Operating Activities:
Net income	$41,834	$28,620
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	24,549	20,325
Depreciation, depletion and amortization	111,851	31,626
Stock compensation expense	7,891	9,496
Net realized loss on derivative contracts acquired	3,548	—
Changes in operating assets and liabilities:
Receivables	13,382	(17,825)
Insurance receivable	(42,128)	—
Prepaid expenses and other	(1,134)	(249)
Other assets	(5,150)	—
Accounts payable and accrued liabilities	(58,548)	685

Net cash provided by operating activities	96,095	72,678

Investing Activities:
Additions to properties and equipment	(185,997)	(98,724)
Proceeds from property conveyances	2,012	18
Purchase price adjustment	(20,808)	—

Net cash investing activities	(204,793)	(98,706)

Financing Activities:
Repayment of term note	(4,000)	(6,000)
Credit facility borrowings (repayments), net	5,000	(10,000)
Debt and working capital acquired from Forest Energy Resources, Inc.	(176,200)	—
Proceeds from note offering	300,000	—
Deferred offering costs	(12,129)	—
Net realized loss on derivative contracts acquired	(3,548)	—
Proceeds from private equity offering	—	44,659
Capital contribution from affiliates	—	2,879
Proceeds from exercise of stock options	675	—

Net cash provided by financing activities	109,798	31,538

Increase in Cash and Cash Equivalents	1,100	5,510
Cash and Cash Equivalents at Beginning of Period	4,556	2,541

Cash and Cash Equivalents at End of Period	$5,656	$8,051

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
1. Summary of Significant Accounting Policies
     Operations—Mariner Energy, Inc. (“Mariner” or “the Company”) is an independent oil and gas exploration, development and production company with principal operations in the Gulf of Mexico, both shelf and deepwater, and in West Texas. Effective March 2, 2006, a subsidiary of the Company completed a merger transaction with Forest Energy Resources, Inc. pursuant to which the Company acquired the Gulf of Mexico operations of Forest Oil Corporation. Please see Note 3, “Acquisitions” for further discussion of this transaction. Unless otherwise indicated, references to “Mariner”, “the Company”, “we”, “our”, “ours” and “us” refer to Mariner Energy, Inc. and its subsidiaries collectively.
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
     Principles of Consolidation—Our consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three-month and six-month periods ended June 30, 2006 and 2005 include our accounts and the accounts of our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.
     Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation.
     Income Tax Provision—Our provision for taxes includes both state and federal taxes. In May 2006, the State of Texas enacted substantial changes to its tax structure beginning in 2007 by implementing a new margin tax of 1% to be imposed on revenues less certain costs, as specified in the legislation. During the second quarter of 2006, we increased our provision by an additional $1.3 million to provide for deferred taxes to the State of Texas under the newly enacted state margin tax.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies SFAS No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of the new interpretation will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholders’ equity, as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact, if any, that this interpretation will have on our financial statements.

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
     Until February 10, 2005, the Company was a wholly-owned subsidiary of Mariner Holdings, Inc., which was a wholly-owned subsidiary of Mariner Energy LLC. On February 10, 2005, in anticipation of the private placement by the Company and its sole stockholder of an aggregate 31,452,500 shares of the Company’s common stock in March 2005 (the “Private Equity Placement”), Mariner Holdings, Inc. and Mariner Energy LLC were merged into the Company and ceased to exist. The mergers of Mariner Holdings, Inc. and Mariner Energy LLC into the Company had no operational or financial impact on the Company; however, intercompany receivables of $0.2 million and $2.9 million in cash held by the affiliates were transferred to the Company in February 2005 and accounted for as additional paid in capital. In the Private Equity Placement, the Company sold 16,350,000 shares of its common stock and its sole stockholder sold 15,102,500 shares of the Company’s common stock. The Company’s net proceeds in the Private Equity Placement were $212.9 million, before offering costs of $2.2 million, of which $166.0 million was paid to its sole stockholder to redeem 12,750,000 shares of the Company’s common stock in March 2005.
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
     To acquire MERI, Mariner issued 50,637,010 shares of its common stock to Forest shareholders. The aggregate consideration was valued at $890.0 million, comprised of $3.8 million in pre-merger costs and $886.2 million in common stock, based on the closing price of the Company’s common stock of $17.50 per share on September 12, 2005 (which was the date that the terms of the acquisition were announced).
     The Forest Transaction was accounted for using the purchase method of accounting under the accounting standards established in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets. As a result, the assets and liabilities acquired by Mariner in the Forest Transaction are included in the Company’s June 30, 2006 balance sheet. The Company reflected the results of operations of the Forest Transaction beginning March 2, 2006. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at the March 2, 2006 closing date, which are summarized in the following table:

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
     Payable to Forest— In the merger documentation, Forest and Mariner agreed that, beginning on July 1, 2005, operating expenses of the Forest Gulf of Mexico operations would be for the account of Mariner. In addition, Forest and MERI entered into a transition services agreement under which Forest provides services to MERI on an as-needed basis for a limited period of time after the Forest Transaction until the services can be transitioned to Mariner. As a result of these arrangements, MERI has incurred working capital charges that are payable to Forest. Through June 30, 2006, net charges incurred were $38.4 million, of which $24.8 million remained outstanding as a component of accrued liabilities at June 30, 2006. A total of $20.8 million was incurred prior to the Forest Transaction and the remaining amounts were incurred after the Forest Transaction. The $24.8 million accrued liability outstanding at June 30, 2006 was paid by MERI in July 2006 in satisfaction of these obligations.
     Pro Forma Financial Information—The pro forma information set forth below gives effect to our merger with Forest Energy Resources, Inc. as if it had been consummated as of the beginning of the applicable period. The merger was consummated on March 2, 2006. The pro forma information has been derived from the historical consolidated financial statements of the Company and the statements of revenues and direct operating expenses of the Forest Gulf of Mexico operations. The pro forma information is for illustrative purposes only. The financial results may have been different had the Forest Gulf of Mexico operations been an independent company and had the companies always been combined. You should not rely on the pro forma financial information as being indicative of the historical results that would have been achieved had the merger occurred in the past or the future financial results that the Company will achieve after the merger.

	Three-months Ended June 30.		Six-months Ended June 30.
	2006	2005	2006	2005
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Pro Forma:
Revenue	$167,667	$165,265	$315,407	$341,915
Net income available to common stockholders	$30,705	$26,326	$56,233	$56,308
Basic earnings per share	$0.36	$0.32	$0.67	$0.68
Diluted earnings per share	$0.36	$0.32	$0.66	$0.68
4. Long-Term Debt
     Secured Bank Credit Facility—On March 2, 2004, the Company obtained a revolving line of credit with initial advances of $135 million from a group of banks led by Union Bank of California, N.A. and BNP Paribas. The bank credit facility initially provided up to $150 million of revolving borrowing capacity, subject to a borrowing base, and a $25 million term loan. The initial advance was made in two tranches: a $110 million Tranche A and a $25 million Tranche B. The Tranche B loan was converted to a Tranche A note in July 2004 and all subsequent advances under the credit facility were Tranche A advances.
     The borrowing base is based upon the evaluation by the lenders of the Company’s oil and gas reserves and other factors. Any increase in the borrowing base requires the consent of all lenders. Substantially all of the Company’s assets are pledged to secure the bank credit facility.
     Amendments of Secured Bank Credit Facility— In connection with the Forest Transaction, on March 2, 2006 the Company amended and restated the existing bank credit facility to, among other things, increase maximum credit availability to $500 million, with a $400 million borrowing base as of that date, add an additional dedicated $40 million letter of credit facility, and add Mariner Energy Resources, Inc. as a co-borrower. The revolving credit facility will mature on March 2, 2010, and the $40 million letter of credit facility will mature on March 2, 2009. Mariner used borrowings under the revolving credit facility to facilitate the merger and to retire existing debt, and it may use borrowings in the future for general corporate purposes. The $40 million letter of credit facility has been used to obtain a letter of credit in favor of Forest to secure Mariner’s performance of its obligation to drill 150 wells under an existing drill-to-earn program and is not included as a use of the borrowing base. The outstanding principal balance of loans under the revolving credit facility may not exceed the borrowing base, which initially was set at $400 million. If the borrowing base falls below the outstanding balance under the revolving credit facility, Mariner will be required to prepay the deficit, pledge additional unencumbered collateral, repay the deficit and cash collateralize certain letters of credit, or effect some combination of such prepayment, pledge and repayment and collateralization.
     On April 7, 2006, the borrowing base under the Company’s amended and restated bank credit facility was increased to $430 million, subject to redetermination or adjustment. On April 24, 2006, the borrowing base was reduced to $362.5 million in accordance with an amendment to the revolving credit facility related to the Company’s offering of $300 million of senior notes. For subsequent qualifying bond issuances, the amendment provides that the borrowing base in effect on the closing date of such a bond issuance will automatically reduce by 25% of the aggregate principal amount of such bond issuance to the extent that it does not refinance the principal amount of an existing bond issuance. The bank credit facility permits Mariner’s issuance of certain unsecured bonds of up to $350 million in aggregate principal amount that have a non-default interest rate of 10% or less per annum and a scheduled maturity date after March 1, 2012. Mariner’s sale and issuance of $300 million of senior notes in April 2006 constituted such a qualifying bond issuance. At June 30, 2006, we had approximately $161.2 million in advances outstanding under our revolving credit facility, including a $4.2 million letter of credit required for plugging and abandonment obligations at one of our offshore fields.
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
     The Company was in compliance with the financial covenants under the bank credit facility as of June 30, 2006.
     As of June 30, 2006 and December 31, 2005, $157.0 million and $152.0 million, respectively, was outstanding under the bank credit facility, and the weighted average interest rate was 6.85% and 7.15%, respectively. Net proceeds of approximately $38 million generated by the Private Equity Placement in March 2005 were used to repay existing bank debt.

     The Company must pay a commitment fee of 0.25% to 0.50% per year on the unused availability under the bank credit facility.
     Private Offering of Senior Unsecured Notes due 2013—On April 24, 2006, the Company sold and issued to eligible purchasers $300 million aggregate principal amount of its 7 1/2% senior notes due 2013 (the “Notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes were priced to yield 7.75% to maturity. Net proceeds, after deducting initial purchasers’ discounts and commissions and offering expenses, were approximately $287.9 million. Mariner used the net proceeds of the offering to repay debt under the bank credit facility. The issuance of the Notes was a qualifying bond issuance under Mariner’s secured bank credit facility and resulted in an automatic reduction of its borrowing base to $362.5 million as of April 24, 2006.
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
     Costs associated with the Notes offering were approximately $8.3 million, excluding discounts of $3.8 million.
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
     Cash Interest Expense—Cash paid for interest was $4.8 million and $1.3 million for the three-month periods ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, interest payments were $8.4 million and $2.8 million, respectively.
     Bank Debt Issuance Costs—The Company capitalizes certain direct costs associated with the issuance of long term debt. In conjunction with the Forest Transaction, the Company’s bank credit facility was amended and restated to, among other things, increase the borrowing capacity from $185 million to $400 million, based upon an initial borrowing base of that amount. The amendment and restatement was treated as an extinguishment of debt for accounting purposes. This treatment resulted in a charge of approximately $1.2 million in the first quarter of 2006. This charge is included in the interest expense line of the consolidated statement of operations.
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
     The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date and adjusted for “basis” or location differential, held constant over the life of the reserves. We use derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to hedge against the volatility of natural gas prices and, in accordance with SEC guidelines, we include estimated future cash flows from our hedging program in our ceiling test calculation. In addition, subsequent to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations,” the future cash outflows associated with settling asset retirement obligations are not included in the computation of the discounted present value of future net revenues for the purposes of the ceiling test calculation.
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
     The following roll-forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation.

(In millions)
Abandonment liability as of December 31, 2005 (1)	$49.5
Liabilities Incurred	17.3
Claims Settled	(12.1)
Accretion Expense	6.6
Revisions to previous estimates	5.3
Liabilities incurred from assets acquired (2)	165.2

Abandonment Liability as of June 30, 2006 (3)	$231.8

(1)	Includes $11.4 million classified as a current accrued liability at December 31, 2005.

(2)	Represents the fair value of the asset retirement obligation acquired through the Forest Transaction.

(3)	Includes $43.1 million classified as a current accrued liability at June 30, 2006.
7. Stockholders’ Equity
     Increase in Number of Shares Outstanding—On March 2, 2006, the Company’s certificate of incorporation was amended to increase its authorized stock to 200,000,000 shares, of which 180,000,000 shares are common stock and 20,000,000 shares are preferred stock.
     Equity Participation Plan—We adopted an Equity Participation Plan, as amended, that provided for the one-time grant at the closing of our Private Equity Placement on March 11, 2005 of 2,267,270 restricted shares of our common stock to certain of our employees. No further grants will be made under the Equity Participation Plan, although persons who received such a grant are eligible for future awards of restricted stock or stock options under our Amended and Restated Stock Incentive Plan, as amended, described below. We intended the grants of restricted stock under the Equity Participation Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common stock. Therefore, Equity Participation Plan grantees did not pay any consideration for the common stock they received, and we received no remuneration for the stock. As a result of closing the Forest Transaction, all shares of restricted stock granted under the Equity Participation Plan vested as follows: (i) the 463,656 shares of restricted stock held by non-executive employees vested on March 2, 2006, and (ii) the 1,803,614 shares of restricted stock held by executive officers vested on May 31, 2006 pursuant to an agreement, made in exchange for a cash payment of $1,000 to each officer, that his or her shares of restricted stock would not vest before the later of March 11, 2006 or ninety days after the effective date of the merger. The Equity Participation Plan expired upon the vesting of all shares granted thereunder. Stock could be withheld by us upon vesting to satisfy our tax withholding obligations with respect to the vesting of the restricted stock. Participants in the Equity Participation Plan had the right to elect to have us withhold and cancel shares of the restricted stock to satisfy our tax withholding obligations. In such events, we would be required to pay any tax withholding obligation in cash. As a result of such participant elections, we withheld an aggregate 807,376 shares that otherwise would have remained outstanding upon vesting of the restricted stock, reducing the aggregate outstanding vested stock grants made under the Equity Participation Plan to 1,459,894 shares. The 807,376 shares withheld became treasury shares that were retired and restored to the status of authorized and unissued shares of common stock. We paid in cash the associated withholding taxes of $14.7 million.
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
     During the six months ended June 30, 2006, we granted 762,483 shares of restricted stock under the Amended and Restated Stock Incentive Plan. As of June 30, 2006, 750,145 shares of restricted common stock and options exercisable for 751,800 shares of common stock remained outstanding under the Amended and Restated Stock Incentive Plan, and 4,949,855 shares remained available thereunder for future issuance to participants.
     During the six months ended June 30, 2005, we granted options to purchase 788,560 shares of common stock under the Stock Incentive Plan. In 2005, additional options to purchase 20,440 shares of common stock were granted under the Stock Incentive Plan.
     Rollover Options. In connection with the Forest Transaction, the Company, during the six months ended June 30, 2006, granted options to acquire 156,626 shares of the Company’s common stock to certain former employees of Forest or Forest Energy Resources, Inc. (“Rollover Options”). The Rollover Options are evidenced by non-qualified stock option agreements and are not covered by the Amended and Restated Stock Incentive Plan. As of June 30, 2006, Rollover Options to purchase 114,208 shares of the Company’s common stock remained outstanding.
     The Company adopted SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), Share-Based Payment, using the modified retrospective application effective January 1, 2005. As a result of the adoption of SFAS No. 123(R), we recorded compensation expense for the value of restricted stock that was granted pursuant to our Equity Participation Plan. We also record compensation expense for the value of restricted stock and options granted under the Stock Incentive Plan before March 2, 2006 and the Amended and Restated Stock Incentive Plan, as amended, on and after March 2, 2006. The fair value of the restricted shares at date of grant is being recorded in stockholders’ equity as a component of additional paid in capital and is being amortized over the vesting period as compensation expense. We recorded compensation expense of $7.9 million and $9.5 million for the six-month period ended June 30, 2006 and 2005, respectively, and $1.5 million and $8.2 million for the quarters ended June 30, 2006 and 2005, respectively, related to the restricted stock granted in 2005 and 2006 and stock options outstanding for the periods then ended. As of June 30, 2006, the participants were fully vested in the restricted stock granted under the Equity Participation Plan and no unrecognized compensation remains. Under the Amended and Restated Stock Incentive Plan, unrecognized compensation related to the unvested portion of the restricted stock granted was $14.0 million at June 30, 2006. Unrecognized compensation expense for non-vested options was $0.7 million at June 30, 2006.
     A summary of stock option activity as of June 30, 2006 and 2005, respectively, and changes during the six-month period is as follows:

	2006			2005
			Weighted			Weighted
			Average			Average
			Exercise			Exercise
	Shares		Price	Shares		Price
Outstanding at beginning of period: January 1,	809,000		$14.02	—		$—
Granted	156,626	(1)	8.31	788,560	(3)	14.00
Exercised	(48,200)		14.00	—		—
Expired	—		—	—		—
Forfeited	(51,418	)(1)(2)	11.59	—		—

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at end of period: June 30,	866,008	$13.77	788,560	14.00

Outstanding exercisable at end of period: June 30,	362,470	—	—	—
Available for future grant as options or restricted stock	4,949,855	—	1,211,440	—

(1)	The options exercisable for an aggregate 156,626 shares were the Rollover Options granted pursuant to the Forest Transaction merger agreement. Rollover Options exercisable for an aggregate 42,418 shares were forfeited due to terminations of employment with Mariner Energy Resources, Inc., but are not indicative of a historical forfeiture rate.

(2)	In-the-money options exercisable for an aggregate 9,000 shares issued to two directors of the Company were cancelled on March 31, 2006 and replaced by restricted stock grants.

(3)	The option grants were made under Mariner’s Stock Incentive Plan.
     The following table summarizes certain information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$8.81 — $17.00	866,008	8.0	$13.77	362,470	$14.00
The following table summarizes certain information about stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$ 14.00	788,560	9.7	$14.00	—	—
     Options generally vest over two to three-year periods and are exercisable for periods ranging from seven to ten years. The weighted average fair value of options granted during the quarters ended June 30, 2006 and 2005 was $2.68 and $2.72, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	For the three months ended June 30,
	2006:
	Amended and
	Restated Stock
	Incentive Plan
	Options	Rollover Options
Expected Life (years)	7.0	5.0
Risk Free Interest Rate	5.03%	4.95%
Expected Volatility	33%	33%
Dividend Yield	0.0%	0.0%

	For the six months ended June 30, 2006:
	Amended and
	Restated Stock
	Incentive Plan
	Options	Rollover Options
Expected Life (years)	5.0	4.3
Risk Free Interest Rate	4.89%	4.93%
Expected Volatility	35%	35%
Dividend Yield	0.0%	0.0%
The Black-Scholes option valuation model assumptions were for the six-month and three-month period ended June 30, 2005:

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
     A summary of the activity for nonvested restricted stock share awards under the Amended and Restated Stock Incentive Plan as of June 30, 2006 and 2005, respectively, and changes during the six-month period is as follows:

	Restricted Shares under the
	Amended and Restated Stock
	Incentive Plan
	June 30,
	2006	2005
Total nonvested shares at beginning of period: January 1	—	—
Shares granted	762,483	—
Share vested	—	—
Shares forfeited	(12,338)	—

Total nonvested shares at end of period: June 30	750,145	—

Total vested shares at end of period: June 30	—	—

Available for future grant as options or restricted stock	4,949,855
Average Fair Value of Shares Granted During the Period	$19.53	$—

     A summary of the activity for nonvested restricted stock share awards under the Equity Participation Plan as of June 30, 2006 and 2005, respectively, and changes during the six-month period is as follows:

	Restricted Shares under the
	Equity Participation Plan
	June 30,
	2006	2005
Total nonvested shares at beginning of period: January 1	2,267,270	—
Shares granted	—	2,267,270
Share vested	(2,267,270)	—
Shares forfeited	—	—

Total nonvested shares at end of period: June 30	0	2,267,270

Total vested shares at end of period: June 30	2,267,270	—

Available for future grant under Equity Participation Plan	—	—
Average Fair Value of Shares Granted During the Period	—	$14.00
     Private Equity Placement. In March 2005, the Company sold and issued 16,350,000 shares of its common stock in the Private Equity Placement for net proceeds of $212.9 million, before offering expenses of $2.2 million, of which $166.0 million were used to redeem 12,750,000 shares of the Company’s common stock from its sole stockholder.
8. Commitments And Contingencies
     Minimum Future Lease Payments—The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum rental obligations under the Company’s operating leases in effect at June 30, 2006 are as follows (in millions):

2007	$1.4
2008	1.3
2009	1.0
2010	1.3
2011 and thereafter	2.3
     Hedging Program—The energy markets have historically been very volatile, and we expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company’s operations, management has elected to hedge oil and natural gas prices from time to time through the use of commodity price swap agreements and costless collars. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark to market change in fair value is recognized in the income statement. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values we report in our financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.
     The cash losses on contracts settled for natural gas and oil produced during the three and six-month periods ended June 30, 2006 was $1.8 million and $11.8 million, respectively. A $3.9 million non-cash gain was also recorded for the three and six-month periods ended June 30, 2006 relating to the hedges acquired through the Forest transaction. Additionally, an unrealized loss of $1.0 million was recognized for the three and six-month periods ended June 30, 2006 related to the ineffective portion of open contracts that were not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price, which is NYMEX-based for oil and Henry Hub-based for gas, and the indexed price at the point of sale.
     As of June 30, 2006, the Company had the following fixed price swaps outstanding:

			June 30,
			2006 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
July 1—December 31, 2006	862,960	$72.41	$(2.6)
Natural Gas (MMbtus)
July 1—December 31, 2006	9,752,000	6.92	(0.2)
January 1—March 31, 2007	3,690,010	9.30	(4.0)

Total			$(6.8)

     As of June 30, 2006, the Company had the following costless collars outstanding:

				June 30,
				2006 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
July 1—December 31, 2006	126,960	$32.65	$41.52	$(4.2)
January 1—December 31, 2007	1,533,775	59.13	82.85	(7.3)
January 1—December 31, 2008	1,080,020	61.63	86.80	(0.2)
Natural Gas (MMbtus)
July 1—December 31, 2006	3,703,920	5.78	7.85	(1.8)
January 1—December 31, 2007	14,106,750	6.87	11.82	(9.0)
January 1—December 31, 2008	12,347,000	7.83	14.60	3.6

Total				$(18.9)

     As of August 7, 2006, there were no hedging transactions entered into subsequent to June 30, 2006. The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
     Other Commitments—In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data. The minimum annual payments under these contracts are $22.9 million, $19.5 million and $4.0 million in 2006, 2007 and 2008, respectively. In 2005, the Company entered into a joint exploration agreement granting the joint venture partner the right to participate in prospects covered by certain seismic data licensed by the Company in return for $6.0 million in scheduled payments to be received by the Company over a two-year period.
     MMS Appeal—Mariner and a subsidiary own numerous properties in the Gulf of Mexico. Certain of such properties were leased from the Minerals Management Service (“MMS”) subject to the 1996 Royalty Relief Act. This Act relieved the obligation to pay royalties on certain leases until a designated volume is produced. Two of these leases held by the Company and one held by MERI contained language that limited royalty relief if commodity prices exceeded predetermined levels. Since 2000, commodity prices have exceeded the predetermined levels, except in 2002. The Company and its subsidiary believe the MMS did not have the authority to set pricing limits in these leases and have withheld payment of royalties on the leases while disputing the MMS’ authority in two pending proceedings. The Company has recorded a liability for 100% of the exposure on its two leases, which at June 30, 2006 was $18.8 million. In April 2005, the MMS denied Mariner’s administrative appeal of the MMS’ April 2001 order asserting royalties were due because price limits had been exceeded. In October 2005, Mariner filed suit in the U.S. District Court for the Southern District of Texas seeking judicial review of the dismissal. Upon motion of the MMS, the Company’s lawsuit was dismissed on procedural grounds. In August 2006, the Company filed an appeal of such dismissal. The Company had also filed an administrative appeal of a December 2005 order of the MMS demanding royalties for calendar year 2004 under the same leases at issue in the April 2001 MMS order. However, the MMS withdrew such order, rendering the appeal moot. Thereafter, in May 2006, the MMS issued an order asserting price limits were exceeded in calendar years 2001, 2003 and 2004 and, accordingly, that royalties were due under such leases on oil and gas produced in those years. Mariner has filed and is pursuing an administrative appeal of that order.
     The potential liability of MERI under its lease subject to the 1996 Royalty Relief Act containing such commodity price threshold language is approximately $1.8 million as of June 30, 2006. This potential liability relates to production from the lease commencing July 1, 2005, the effective date of Mariner’s acquisition of MERI. A reserve for this possible liability will be made when deemed appropriate. The MMS has not yet made demand for non-payment of royalties alleged to be due for calendar years subsequent to 2004 on the basis of price thresholds being exceeded.
     Insurance Matters—In September 2004, the Company incurred damage from Hurricane Ivan that affected its Mississippi Canyon 66 (Ochre) and Mississippi Canyon 357 fields. Production from Mississippi Canyon 357 was shut-in until March 2005, when necessary repairs were completed and production recommenced. Production from Ochre is currently shut-in awaiting rerouting of umbilical and flow lines to another host platform. Prior to Hurricane Ivan, this field was producing at a net rate of approximately 6.5 MMcfe per day. Production from Ochre is expected to recommence late in the third quarter of 2006. We expect to be reimbursed for costs expended in excess of our annual deductible of $1.25 million plus the single occurrence deductible of $.375 million for the insurance period ended September 30, 2004. We recovered approximately $2.0 million in insurance proceeds in the second quarter of 2006.
     In 2005 our operations were adversely affected by one of the most active and severe hurricane seasons in recorded history. As of June 30, 2006, we had approximately 23 MMcfe per day of net production related to the Forest Assets shut-in as a result of Hurricanes Rita and Katrina. Additionally, we experienced delays in the startup of four of our deepwater projects primarily as a result of Hurricane Katrina. One project commenced production in the fourth quarter of 2005, one project commenced production in the first quarter of 2006 and the remaining two are expected to commence production in the third quarter of 2006.
     We estimate that the costs to repair damage caused by Hurricanes Katrina and Rita to our platforms and facilities will be approximately $80 million. However, until we are able to complete all of the repair work, this estimate is subject to significant variance. For the insurance period covering the 2005 hurricane activity, we carried a $3 million annual deductible and a $0.5 million single occurrence deductible for the Mariner assets. Insurance covering the Forest Gulf of Mexico properties carried a $5 million deductible for each occurrence. Until the repairs are completed and we submit costs to our insurance underwriters for their review, the full extent of our insurance recoveries and the resulting net costs to us for Hurricanes Katrina and Rita will be unknown. However, we expect the total costs not covered by the combined insurance policies to be less than $15 million.
     Effective March 2, 2006, Mariner has been accepted as a member of OIL Insurance, Ltd., or OIL, an industry insurance cooperative, through which the assets of both Mariner and the Forest Gulf of Mexico operations are insured. The coverage contains a

$5 million annual per occurrence deductible for the combined assets and a $250 million per occurrence loss limit. However, if a single event causes losses to OIL insured assets in excess of $500 million, amounts covered for such losses will be reduced on a pro rata basis among OIL members. We have maintained our commercially underwritten insurance coverage for the pre-merger Mariner assets which expires on September 30, 2006. This coverage contains a $3 million annual deductible and a $500,000 occurrence deductible, $150 million of aggregate loss limits, and limited business interruption coverage. While the coverage remains in effect, it will be primary to the OIL coverage for the pre-Forest Transaction Mariner assets. In addition, we have acquired additional windstorm/physical damage insurance covering all of Mariner’s assets to supplement the existing OIL coverage. The coverage provides up to $31 million of annual loss coverage (with no additional deductible) if recoveries from OIL for insured losses are reduced by the OIL overall loss limit (i.e., if losses to OIL insured assets from a single event exceed $500 million). We have also acquired additional limited business interruption insurance on most of our deep water producing fields which becomes effective 60 days after a field is shut-in due to a covered event. The coverage varies by field and is limited to a maximum recovery resulting from windstorm damage of approximately $43 million (assuming all covered fields are shut-in for the full insurance term of 365 days).
     Litigation—The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.
     Letter of Credit—On March 2, 2006, Mariner obtained a $40 million letter of credit under its senior secured credit facility. The letter of credit was issued in favor of Forest to secure our performance of our obligations under an existing drill-to-earn program. We expect the letter of credit to begin reducing in accordance with its terms at the end of the third quarter 2006.
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

	For the three-month period ended		For the six-month period ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands, except per share data)		(In Thousands, except per share data)
Numerator:
Net Income	$30,705	$10,845	$41,834	$28,620
Denominator:
Weighted average shares outstanding	84,720	33,348	67,244	31,976
Add dilutive securities	308	474	585	265

Total weighted average shares outstanding and dilutive securities	85,028	33,822	67,829	32,241

Earnings per share—basic:	$0.36	$0.33	$0.62	$0.90
Earnings per share—diluted:	$0.36	$0.32	$0.62	$0.89
          Please refer to Note 7 “Stockholder’s Equity” for option and share activity for the three and six months ended June 30, 2006 and 2005. Outstanding restricted stock and unexercised stock options had no effect on diluted earnings per share for the quarter ended and six-month period ended June 30, 2006.

10. Comprehensive Income
          Comprehensive income includes net income and certain items recorded directly to stockholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three and six-month periods ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income	$30,705	$10,845	$41,834	$28,620
Other comprehensive income (loss)
Derivative contracts settled and reclassified, net of tax	1,072	7,035	8,926	10,892
Change in unrealized mark to market gains/(losses) arising during period, net of tax	16,554	(2,704)	25,396	(29,626)

Change in accumulated other comprehensive income (loss)	17,626	4,331	34,322	(18,734)

Comprehensive income	$48,331	$15,176	$76,156	9,886

11. Subsequent Events
          On August 7, 2006, the Company acquired the interest of BP Exploration and Production Inc. (“BP”) in West Cameron Block 110 and the SE/4 of West Cameron Block 111 in the Gulf of Mexico. The interest was acquired by MERI exercising its preferential right to purchase. BP retained its interest in depths below 15,000 feet. In the Forest Transaction, the Company acquired MERI’s previous 37.5% interest in the properties. Mariner will become the operator of the property, and MERI will own 100% of the working interest, exclusive of the deep rights retained by BP. The acquisition cost, net of preliminary purchase price adjustments, was approximately $70.9 million, which was financed by borrowing under our senior secured credit facility. A $10.4 million letter of credit under our senior secured credit facility was also issued in favor of BP to secure plugging and abandonment liabilities. The acquisition adds proved reserves estimated by Mariner to be 20 Bcfe as of August 1, 2006. Production associated with the acquired interest was approximately 11 MMcfe/day during July 2006.
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
Overview
     We are an independent oil and natural gas exploration, development and production company with principal operations in the Gulf of Mexico and West Texas. In the Gulf of Mexico, our areas of operation include the deepwater and the shelf area. We have been active in the Gulf of Mexico and West Texas since the mid-1980’s. As a result of increased drilling of shelf prospects, the acquisition of Forest’s Gulf of Mexico assets located primarily on the shelf, and development activities in West Texas, we have evolved from a company with primarily a deepwater focus to one with a balance of exploitation and exploration of the Gulf of Mexico deepwater and shelf, and longer-lived West Texas properties. Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas and our ability to find, develop and acquire oil and gas reserves that are economically recoverable while controlling and reducing costs. The energy markets have historically been very volatile. Commodity prices are currently at or near historical highs and may fluctuate significantly in the future. Although we attempt to mitigate the impact of price declines and provide for more predictable cash flows through our hedging strategy, a substantial or extended decline in oil and natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of natural gas and oil reserves that we can economically produce and our access to capital. Conversely, the use of derivative instruments also can prevent us from realizing the full benefit of upward price movements.
Recent Developments
          On August 7, 2006, the Company acquired the interest of BP Exploration and Production Inc. (“BP”) in West Cameron Block 110 and the SE/4 of West Cameron Block 111 in the Gulf of Mexico. The interest was acquired by MERI exercising its preferential right to purchase. BP retained its interest in depths below 15,000 feet. In the Forest Transaction, the Company acquired MERI’s previous 37.5% interest in the properties. Mariner will become the operator of the property, and MERI will own 100% of the working interest, exclusive of the deep rights retained by BP. The acquisition cost, net of preliminary purchase price adjustments, was approximately $70.9 million, which was financed by borrowing under our senior secured credit facility. A $10.4 million letter of credit under our senior secured credit facility was also issued in favor of BP to secure plugging and abandonment liabilities. The acquisition adds proved reserves estimated by Mariner to be 20 Bcfe as of August 1, 2006. Production associated with the acquired interest was approximately 11 MMcfe/day during July 2006.
Results of Operations
     Offshore— Mariner drilled seven offshore exploratory wells in the second quarter 2006 with four successes. Information regarding the four successful wells is shown below:

				Expected date of
Well Name	Operator	Working Interest	Water Depth (Ft)	Initial Production	Location
NW Nansen (EB 602#12)	Kerr-McGee	33%	3,507 feet	2007	Deep Water
NW Nansen (EB 558 - 2)	Kerr-McGee	50%	3,475 feet	2007	Deep Water
King of the Hill (HI 131)	Woodside	25%	50 feet	3rd Quarter 2006	Deep Shelf
Capricorn (HI 341 – B2)	Mariner	60%	240 feet	3rd Quarter 2006	Shelf
     We commenced production at our Green Canyon 473 (King Kong) discovery well in the second quarter at a rate of approximately 35 Mmcfe/d. The exploratory well at Green Canyon 472 reached total depth in the second quarter and was not successful.
     Mariner has been successful in ten of the fifteen offshore wells drilled from January 1, 2006 through June 30, 2006. Subsequent to June 30, 2006, Mariner has drilled a successful shelf development well at Main Pass 166, which it operates with a 100% working interest, and is participating in the drilling of seven offshore wells in various stages of progress.
     In addition, Mariner has been awarded nine of the ten blocks on which it was the high bidder in the Minerals Management Service (MMS) OCS Oil and Gas Lease Sale 198 held on March 15, 2006 with a net cost exposure of approximately $16.5 million. Two of the blocks are located in deepwater areas of the Gulf (depths greater than 400 meters). The remaining Mariner high bid was subject to a MMS minimum bid threshold and was not awarded.
     Onshore – In the second quarter of 2006, Mariner drilled 34 development wells in West Texas, all of which were successful. We currently have five rigs operating on our West Texas properties.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 and the Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Operating and Financial Results for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005 and the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

	For the three-month period		For the six-month period
	ended June 30,		ended June 30,
Summary Operating Information:	2006	2005	2006	2005
	(In thousands, except average sales prices and production volumes)
Net Production:
Oil (MBbls)	923.2	494.2	1,524.9	988.5
Natural Gas (MMcf)	15,754.3	5,188.0	22,667.7	10,522.9
Total (MMcfe)	21,293.3	8,153.2	31,817.3	16,454.0
Average daily production (MMcfe/d)	233.9	89.6	175.8	90.9
Average sales prices:
Oil (per Bbl) (1)	$60.94	$38.86	$57.53	$38.88
Natural gas (per Mcf) (1)	7.01	6.17	7.00	6.38
Total natural gas equivalent ($/Mcfe) (1)	7.83	6.33	7.74	6.41
Oil and gas revenues:
Oil sales (1)	$56,256	$19,351	$87,726	$38,435
Gas sales (1)	110,475	32,224	158,576	67,090
Total oil and gas revenues (1)	166,731	51,575	246,302	105,525
Other revenues	936	201	1,623	2,058
Lease operating expenses	24,384	7,035	37,567	13,194
Transportation expenses	1,548	511	2,277	1,501
Depreciation, depletion and amortization	76,982	15,925	109,806	31,054
General and administrative expenses	6,964	10,235	17,473	15,400
Net interest expense	8,527	1,688	14,419	3,006
Income before taxes	49,262	16,382	66,383	43,428
Provision for income taxes	18,557	5,537	24,549	14,808
Net Income	30,705	10,845	41,834	28,620

(1)	Includes the effects of hedging
     Production: Production for the second quarter and the first six months of 2006 averaged 234 MMcfe per day (21.3 Bcfe total for the period) and 176 MMcfe per day (31.8 Bcfe total for the period), respectively, compared to average daily production of 90 MMcfe per day and 91 MMcfe per day for the second quarter and the first six months of 2005 (8.2 Bcfe and 16.5 Bcfe total for the period, respectively). The increased production levels in the second quarter 2006 resulted primarily from the acquisition of the Forest assets. Second quarter and the first six months 2006 continued to be adversely effected by the 2005 hurricane season with approximately 43 MMcfe per day of production (approximately 23 Mmcfe per day associated with the Forest assets) shut-in awaiting repairs to pipelines, facilities, terminals, and host facilities as of June 30, 2006. Most of the deferred production is expected to recommence in the third quarter 2006.
     Production in the Gulf of Mexico for the second quarter 2006 increased 189% to 18.9 Bcfe compared to 6.6 Bcfe for the second quarter 2005, while onshore production increased 48% to 2.4 Bcfe for the second quarter 2006 compared to 1.6 Bcfe for the second quarter 2005. Offshore production increased 102%, to 27.4 Bcfe from 13.5 Bcfe for the six-month periods ended June 30, 2006 and 2005, respectively, while onshore production increased 53%, to 4.5 Bcfe from 2.9 Bcfe for the six-month periods ended June 30, 2006 and 2005, respectively. Natural gas production comprised 74% and 71% of our total production for the second quarter and the first six months of 2006, respectively, compared to 64% for the comparable periods of 2005. The increase in the gas-to-oil ratio was the result of the Forest Transaction.
     Oil and gas revenues: For the second quarter 2006, the Company generated total natural gas revenues of $110.5 million compared to $32.2 million for second quarter 2005. Total oil revenues for second quarter 2006 were $56.3 million, compared to $19.4 million in the second quarter 2005. Total oil and gas revenues increased approximately 223% to $166.7 million in the second quarter 2006 compared to $51.6 million in the second quarter 2005.

     Total oil and gas revenues increased 133%, to $246.3 million for the six-month period ended June 30, 2006 compared to $105.5 million for the six-month period ended June 30, 2005. Natural gas revenues were $158.6 million compared to $67.1 million for the six-month period ended June 30, 2005. Total oil revenues for the six-month period ended June 30, 2006 were $87.7 million, compared to $38.4 million for the six-month period ended June 30, 2005.
     Natural gas prices (excluding the effects of hedging) for the second quarter and the first six months of 2006 averaged $6.78/Mcf and $7.14/Mcf, respectively, compared to $6.86/Mcf and $6.69/Mcf for the comparable periods of 2005. Oil prices (excluding the effects of hedging) for the second quarter and the first six months of 2006 averaged $63.69/Bbl and $61.20/Bbl, respectively, compared to $46.63/Bbl and $46.60/Bbl for the comparable periods of 2005. The impact of hedges during the second quarter 2006 increased average natural gas pricing by $0.23/Mcf to $7.01/Mcf and reduced average oil pricing by $2.75/Bbl to $60.94/Bbl, resulting in a net recognized hedging gain of $1.1 million. For the first six months of 2006, hedges decreased average natural gas pricing by $0.14/Mcf to $7.00/Mcf and reduced average oil pricing by $3.67/Bbl to $57.53/Bbl, resulting in a net recognized hedging loss of $8.9 million.
     The cash losses on contracts settled for natural gas and oil produced during the three and six-month periods ended June 30, 2006 was $1.8 million and $11.8 million, respectively. A $3.9 million non-cash gain was also recorded for the three and six-month periods ended June 30, 2006 relating to the hedges acquired through the Forest transaction. Additionally, an unrealized loss of $1.0 million was recognized for the three and six-month periods ended June 30, 2006 related to the ineffective portion of open contracts that were not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price, which is NYMEX-based for oil and Henry Hub-based for gas, and the indexed price at the point of sale.
     Lease operating expenses (including severance, ad valorem taxes and workover expenses) for the second quarter 2006 were $24.4 million compared to $7.0 million in the second quarter 2005, and $37.6 million for the six-month period ended June 30, 2006 compared to $13.2 million for the six-month period ended June 30, 2005. The increase primarily was attributable to the consolidation of the Forest assets and increased costs attributable to the addition of new productive wells onshore. Lease operating costs rose to $1.15/Mcfe in the second quarter 2006 from $0.86/Mcfe in the second quarter 2005. On a year to date basis, lease operating expenses rose to $1.18 for the six-month period ended June 30, 2006 compared to $0.80 for the six-month period ended June 30, 2005. Continued shut-in production from the impact of the 2005 hurricanes contributed to the increased per-unit operating costs.
     Transportation expenses were $1.5 million or $0.07 per Mcfe for the second quarter 2006, compared to $0.5 million or $0.06 per Mcfe for the second quarter 2005. For the six-month period ended June 30, 2006, transportation expenses were $2.3 million, or $0.07 Mcfe, compared to $1.5 million, or $0.09 per Mcfe, for the six-month period ended June 30, 2005. The increase is primarily a result of the consolidation of the Forest assets.
     Depreciation, depletion, and amortization (“DD&A”) expense increased 383% to $77.0 million from $15.9 million for the second quarters of 2006 and 2005, respectively and 254% to $109.8 million from $31.1 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase was a result of increased production due to the consolidation of the Forest assets, as well as an increase in the unit-of-production depreciation, depletion and amortization rate to $3.62 per Mcfe for the second quarter 2006 from $1.95 per Mcfe for the second quarter 2005. The rate increased to $3.45 per Mcfe from $1.89 per Mcfe for the six-month periods ended June 30, 2006 and 2005, respectively. The per unit increase was primarily the result of consolidation of the Forest assets at their estimated fair value as of the transaction date and the accretion of asset retirement obligations.
     General and administrative (“G&A”) expenses totaled $7.0 million and $17.5 million in the second quarter and for the first six months of 2006, respectively, compared to $10.2 million and $15.4 million in the second quarter and the first six months of 2005, respectively. For the second quarter and the first six months of 2006, G&A expense includes charges for stock compensation expense of $1.5 million and $7.9 million, respectively, compared to $8.2 million and $9.5 million in the second quarter and in the first six months of 2005, respectively. For the second quarter and the first six months of 2006, $0.7 million and $6.6 million, respectively, resulted from amortization of the cost of restricted stock granted at the closing of Mariner’s private equity placement in March 2005. The restricted stock has fully vested and there will be no future charges related to those stock grants. New restricted stock grants were made in the second quarter 2006 with vesting periods of three to four years. Included in the G&A increase are severance, retention, relocation and transition costs related to the Forest Transaction of approximately $2.2 million and $2.5 million for the second quarter and the first six months of 2006, respectively. Salaries and wages in the second quarter and the first six months of 2006 increased by $4.9 million and $7.2 million, respectively, compared to year earlier periods. The increase was primarily the result of staffing additions related to the Forest Transaction. In addition, the first half of 2005 included $2.3 million in payments to our former stockholders to terminate a services agreement. Reported G&A expenses in the second quarter and the first six months of 2006 are net of $6.0 million and $7.8 million, respectively, of overhead reimbursements billed or received from other working interest owners, compared to $1.4 million and $2.4 million for the comparable periods of 2005, respectively.
     Net interest expense increased 405% to $8.5 million from $1.7 million for the second quarter 2006 and 2005, respectively, and increased 380% to $14.4 million from $3.0 million for the six-month period ended June 30, 2006 and 2005, respectively. This increase was primarily due to an increase in average debt levels to $462.6 million for second quarter 2006 compared to $83.3 million for second quarter 2005. Average debt levels were $346.7 million and $88.8 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increased debt was primarily the result of the debt assumed in the Forest Transaction and the use of our bank facility to finance capital expenditures in excess of cash flows. Additionally, the amendment and restatement of the credit facility on March 2, 2006 was treated as an extinguishment of debt for accounting purposes, and resulted in a charge of $1.2 million of related debt issuance costs.
     Income before income taxes increased to $49.3 million for the second quarter 2006 compared to $16.4 million for the second quarter 2005 and to $66.4 million and $43.4 million for the six-month periods ended June 30, 2006 and 2005, respectively. This increase was primarily the result of higher operating income attributed to the Forest assets.
     Provision for income taxes had an effective tax rate of 37.7% and 37.0% for the three and six-months ended June 30, 2006, respectively, as compared to an effective tax rate of 32.6% and 34.1% for the comparable periods of 2005. The increase in the effective tax rate is primarily a result of the Texas Margins tax, which was effective for second quarter 2006, for all properties residing in Texas. Excluding the effects of the Texas Margins tax, the effective rate would have been 35% for the three and six months ended June 30, 2006.
Liquidity and Capital Resources
     Cash Flows and Liquidity
     Secured Bank Credit Facility. In connection with the merger with Forest Energy Resources on March 2, 2006, we amended and restated our existing credit facility to increase maximum credit availability to $500 million, with a $400 million borrowing base as of that date. On March 2, 2006, after giving effect to funds required at closing to refinance $176.2 million of debt assumed in the merger and other merger-related costs, our total debt drawn under the facility was approximately $350 million, including a $4.2 million letter of credit required for plugging and abandonment obligations at one of our offshore fields. On April 7, 2006, the borrowing base under the Company’s amended and restated secured bank credit facility was increased to $430 million, subject to redetermination or adjustment. On April 24, 2006, the borrowing base was reduced to $362.5 million in accordance with an amendment to the revolving credit facility related to the Company’s offering of $300 million of senior notes. For subsequent qualifying bond issuances, the amendment provides that the borrowing base in effect on the closing date of such a bond issuance will automatically reduce by 25% of the aggregate principal amount of such bond issuance to the extent that it does not refinance the principal amount of an existing bond issuance. The bank credit facility permits Mariner’s issuance of certain unsecured bonds of up to $350 million in aggregate principal amount that have a non-default interest rate of 10% or less per annum and a scheduled maturity date after March 1, 2012. Mariner’s sale and issuance of $300 million of senior notes in April 2006 constituted such a qualifying bond issuance. At June 30, 2006, we had approximately $161.2 million outstanding under our revolving credit facility, including the aforementioned $4.2 million letter of credit.
     In addition, on March 2, 2006 we established a $40 million letter of credit for the benefit of Forest Oil Corporation to guarantee certain drilling obligations in West Texas. This letter of credit is not included as a use of our borrowing base availability. The letter of credit will reduce as the drilling obligations are fulfilled. The first reduction is expected to be effective at the close of the third quarter of 2006, the amount of which will be dependent on the number of wells drilled at that time.
     During the second quarter of 2006, we utilized our bank credit facility to fund amounts due pursuant to the Forest merger and for capital expenditures incurred in excess of our cash flows. Although we expect to fund exploration and development capital expenditures in the second half of 2006 from internally generated cash flows, the credit facility may be utilized for such expenditures exceeding current projections and for acquisitions.
     Private Offering of Senior Unsecured Notes due 2013—On April 24, 2006, the Company sold and issued to eligible purchasers $300 million aggregate principal amount of its 7 1/2% senior notes due 2013 (the “Notes”) pursuant to Rule 144A under the Securities Act. The Notes were priced to yield 7.75% to maturity. Net proceeds, after deducting initial purchasers’ discounts and commissions and offering expenses, were approximately $287.9 million. The Company used the net proceeds to repay borrowings under its secured bank credit facility. The issuance of the Notes was a qualifying bond issuance under the Company’s secured bank credit facility and resulted in an automatic reduction of its borrowing base to $362.5 million as of April 24, 2006.
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
     Costs associated with the Notes offering were approximately $8.3 million, excluding discounts of $3.8 million.
     Cash Flows — Net cash flows from operations increased by $23.4 million to $96.1 million from $72.7 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase was primarily due to increased operating revenues attributable to the Forest assets acquired. Net cash flows from operations included a reduction of $80.3 million resulting from an increase in capital expenditure accruals from December 31, 2005 to June 30, 2006.
     Net cash flows used for investing activities increased to $204.8 million from $98.7 million for the six-month periods ended June 30, 2006 and 2005, respectively, due to increased capital expenditures of $87.3 million primarily related to our King Kong and NW Nansen deepwater projects as well as development drilling in our West Texas fields. As described above, capital expenditure accruals of $80.3 million are reflected as a component of working capital changes.
     Net cash provided by financing activities was $109.8 million for the six-month period ended June 30, 2006 compared to net cash provided by financing activities of $31.5 million for the same period in 2005. Financings in 2006 were primarily used to fund the Forest Transaction and capital expenditures in excess of current cash flows. Mariner also paid the remaining balance of the JEDI term note on March 2, 2006.
     Capital Expenditures — During the six months ended June 30, 2006, we incurred about $264.8 million in capital expenditures for exploration and development activities, with about 52% ($138.7 million) associated with exploration drilling and activities and 48% ($126.1 million) associated with development activities (of which about $24 million was onshore). In addition, we expended about $8.9 million on capitalized overhead and other corporate items.
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
     Commodity Prices and Related Hedging Activities – The energy markets have historically been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. If an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices from time to time primarily through the use of commodity price sway agreements and costless collar arrangements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark to market change in fair value is recognized in the income statement. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values we report in our financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.
     The cash losses on contracts settled for natural gas and oil produced during the three and six-month periods ended June 30, 2006 was $1.8 million and $11.8 million, respectively. A $3.9 million non-cash gain was also recorded for the three and six-month periods ended June 30, 2006 relating to the hedges acquired through the Forest transaction. Additionally, an unrealized loss of $1.0 million was recognized for the three and six-month periods ended June 30, 2006 related to the ineffective portion of open contracts that were not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price, which is NYMEX-based for oil and Henry Hub-based for gas, and the indexed price at the point of sale.
     As of June 30, 2006, Mariner had the following hedge contracts outstanding:

			June 30,
			2006 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
July 1—December 31, 2006	862,960	$72.41	$(2.6)
Natural Gas (MMbtus)
July 1—December 31, 2006	9,752,000	6.92	(0.2)
January 1—March 31, 2007	3,690,010	9.30	(4.0)

Total			$(6.8)

     As of June 30, 2006, the Company had the following costless collars outstanding:

				June 30,
				2006 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
July 1—December 31, 2006	126,960	$32.65	$41.52	$(4.2)
January 1—December 31, 2007	1,533,775	59.13	82.85	(7.3)
January 1—December 31, 2008	1,080,020	61.63	86.80	(0.2)
Natural Gas (MMbtus)
July 1—December 31, 2006	3,703,920	5.78	7.85	(1.8)
January 1—December 31, 2007	14,106,750	6.87	11.82	(9.0)
January 1—December 31, 2008	12,347,000	7.83	14.60	3.6

Total				$(18.9)

     As of August 7, 2006, there were no hedging transactions entered into subsequent to June 30, 2006. The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
     Interest Rate Market Risk — Borrowings under our revolving credit facility mature on March 2, 2010, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. For the six-month period ended and the three-month period ended June 30, 2006, the interest rate on our outstanding bank debt averaged 7.17% and 6.56%, respectively. If the balance of our bank debt at June 30, 2006 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.3 million per quarter or $0.7 million for the six-month period ended June 30, 2006.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including the Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of June 30, 2006 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
     During the three-month period ended June 30, 2006, there were no changes that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “will,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural disasters such as fires, floods and other catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness;

•	our merger with Forest Energy Resources, including strategic plans, expectations and objectives for future operations, and the realization of expected benefits from the transaction; and

•	disruption from the merger with Forest Energy Resources making it more difficult to manage our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
April 1, 2006 to April 30, 2006	—	—	—	—
May 1, 2006 to May 31, 2006 (1)	654,360	$17.08	—	—
June 1, 2006 to June 30, 2006	—	—	—	—
Total	654,360	$17.08	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 5. Other Information.
UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
     The merger between a subsidiary of Mariner and Forest Energy Resources, Inc. was consummated on March 2, 2006. Accordingly, the consolidated balance sheet included in this Quarterly Report reflects the financial position of the combined company at June 30, 2006 and the consolidated statement of operations for the three-month period ended June 30, 2006 reflects the results of operations of the combined company. The following unaudited pro forma combined statement of operations and explanatory notes present how the combined statement of operations of Mariner and the Forest Gulf of Mexico operations may have appeared had the businesses actually been combined as of January 1, 2006 for the six-month period ended June 30, 2006. The merger agreement was executed on September 9, 2005 and provided for Mariner to issue approximately 50.6 million shares of common stock as consideration to Forest Energy Resources, Inc. common stockholders.
     The unaudited pro forma combined statement of operations has been derived from the historical consolidated statement of operations of Mariner and the statements of revenues and direct operating expenses of Forest Energy Resources, Inc. The statements of revenues and direct operating expenses of the Forest Gulf of Mexico operations do not include all of the costs of doing business. The historical Mariner information presented in the unaudited pro forma combined statement of operations for the six-months ended June 30, 2006 excludes the activity related to the Forest assets as the merger was consummated on March 2, 2006.
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
Mariner Energy, Inc.
Unaudited Pro Forma Combined Statement of Operations
For the Six-Month Period Ended June 30, 2006
(In thousands, except share data)

		Forest
		Energy			Mariner
	Mariner	Resources,	Merger		Pro Forma
	Historical(1)	Inc.(2)	Adjustments(3)		Combined
Revenues	$127,631	$187,776			$315,407
Costs and Expenses
Lease Operating Expenses	19,345	34,911			54,256
Transportation Expenses	1,527	905			2,432
G&A Expenses	17,104			(4)	17,104
DD&A	46,768		89,806	(5)	136,574

Total Costs and Expenses	84,744	35,816	89,806		210,366

Operating Income	42,887	151,960	(89,806)		105,041
Interest:
Income	250				250
Expense	(11,139)		(5,616	)(6)	(16,755)

Income before taxes	31,998	151,960	(95,422)		88,536
Provision for income taxes	(12,515)	—	(19,788	)(7)	(32,303)

Net Income	$19,483	$151,960	$(115,210)		$56,233

Earnings per Share:
Net income per share — basic	$0.58				$0.67
Net income per share — diluted	0.56				0.66
Weighted average shares outstanding — basic	33,640,018		50,637,010		84,277,028
Weighted average shares outstanding — diluted	34,749,009		50,637,010		85,386,019

(1)	The Historical Mariner presented excludes the activity related to the Forest assets as the merger was consummated on March 2, 2006.

(2)	The Forest Gulf of Mexico operations historically have been operated as part of Forest’s total oil and gas operations. No historical GAAP-basis financial statements exist for the Forest Gulf of Mexico operations on a stand-alone basis; however, statements of revenues and direct operating expenses are presented for the six-months ended June 30, 2006.

(3)	Transaction costs consisting of accounting, consulting and legal fees are anticipated to be approximately $7.8 million. These costs are directly attributable to the transaction and have been excluded from the pro forma financial statements as they represent material nonrecurring charges.

(4)	The pro forma general and administrative expenses do not include costs associated with the Forest Gulf of Mexico assets. Mariner believes the overhead costs associated with these operations in 2006 will approximate $6.4 million, net of capitalized amounts.

(5)	To adjust depreciation, depletion and amortization expense to give effect to the acquisition of the Forest Gulf of Mexico operations and their step-up in value using the unit of production method under the full cost method of accounting.

(6)	To adjust interest expense to give effect to the financing activities in connection with the organization of Forest Energy Resources, Inc. assuming an interest rate of 6.375% based on the terms of the senior bank credit facility obtained by Forest Energy Resources, Inc. The interest rates used reflect 30-day LIBOR plus 1.50%, or 6.375% as of June 30, 2006. A change in interest rates of approximately 10% would result in a change in pro forma combined interest of approximately $0.6 million at June 30, 2006.

(7)	To record income tax expense on the combined company results of operations based on a statutory combined federal and state tax rate of 35%.
Item 6. Exhibits

Number	Description
2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No.333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.2*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

Number	Description
4.3*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.4*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.5*	Credit Agreement among Mariner Energy Inc., the Lenders party thereto and Union Bank of California, N.A., dated as of March 2, 2004 (incorporated by reference to Exhibit 10.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.6*	Amendment No. 1 and Assignment Agreement among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2004 (incorporated by reference to Exhibit 10.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.7*	Waiver and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Union Bank of California, N.A. and the Lenders party thereto, dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.8*	Amendment No. 2 and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of February 7, 2005 (incorporated by reference to Exhibit 10.4 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.9*	Amendment No. 3 and Consent among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of March 3, 2005 (incorporated by reference to Exhibit 10.5 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.10*	Amendment No. 4 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2005 (incorporated by reference to Exhibit 4.10 to Mariner’s Form 10-Q filed on May 12, 2006.)

4.11*	Amendment No. 5 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of August 5, 2005 (incorporated by reference to Exhibit 4.11 to Mariner’s Form 10-Q filed on May 12, 2006.).

10.1*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.2*	Amendment to Employment Agreement by and between Mariner Energy, Inc. and Michiel C. van den Bold, dated as of June 8, 2006 (incorporated by reference to Exhibit 10.1 to Mariner’s current report on Form 8-K filed on June 9, 2006).

10.3*	Second Amended and Restated Employment Agreement by and among Mariner Energy, Inc., Mariner Energy Resources, Inc. and Judd Hansen, dated June 8, 2006 (incorporated by reference to Exhibit 10.2 to Mariner’s current report on Form 8-K filed on June 9, 2006).

10.4*	Amendment to Employment Agreement by and between Mariner Energy, Inc. and Teresa G. Bushman, dated as of June 8, 2006 (incorporated by reference to Exhibit 10.3 to Mariner’s current report on Form 8-K filed on June 9, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2006.

Mariner Energy, Inc.

By :	/s/ Scott D. Josey

Name: Scott D. Josey
Title: Chairman of the Board,
Chief Executive Officer and President

By:	/s/ RICK G. LESTER

Name: Rick G. Lester
Title: Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Number	Description
2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No.333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.2*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

Number	Description
4.3*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.4*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.5*	Credit Agreement among Mariner Energy Inc., the Lenders party thereto and Union Bank of California, N.A., dated as of March 2, 2004 (incorporated by reference to Exhibit 10.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.6*	Amendment No. 1 and Assignment Agreement among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2004 (incorporated by reference to Exhibit 10.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.7*	Waiver and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Union Bank of California, N.A. and the Lenders party thereto, dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.8*	Amendment No. 2 and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of February 7, 2005 (incorporated by reference to Exhibit 10.4 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.9*	Amendment No. 3 and Consent among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of March 3, 2005 (incorporated by reference to Exhibit 10.5 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.10*	Amendment No. 4 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2005 (incorporated by reference to Exhibit 4.10 to Mariner’s Form 10-Q filed on May 12, 2006.)

4.11*	Amendment No. 5 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of August 5, 2005 (incorporated by reference to Exhibit 4.11 to Mariner’s Form 10-Q filed on May 12, 2006.).

10.1*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.2*	Amendment to Employment Agreement by and between Mariner Energy, Inc. and Michiel C. van den Bold, dated as of June 8, 2006 (incorporated by reference to Exhibit 10.1 to Mariner’s current report on Form 8-K filed on June 9, 2006).

10.3*	Second Amended and Restated Employment Agreement by and among Mariner Energy, Inc., Mariner Energy Resources, Inc. and Judd Hansen, dated June 8, 2006 (incorporated by reference to Exhibit 10.2 to Mariner’s current report on Form 8-K filed on June 9, 2006).

10.4*	Amendment to Employment Agreement by and between Mariner Energy, Inc. and Teresa G. Bushman, dated as of June 8, 2006 (incorporated by reference to Exhibit 10.3 to Mariner’s current report on Form 8-K filed on June 9, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.