Form 10-Q
period 2006-09-30
MARINER ENERGY INC
filed 2006-11-13
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2006, there were 86,365,035 shares outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Condensed Consolidated Unaudited Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
Current Assets:
Cash and cash equivalents	$4,874	$4,556
Receivables, net of allowances of $337 at September 30, 2006 and $500 at December 31, 2005	163,579	84,109
Insurance receivables	61,586	4,542
Derivative financial instruments	55,265	—
Prepaid seismic	16,956	6,542
Prepaid expenses and other	15,149	15,666
Deferred tax asset	10,215	26,017

Total current assets	327,624	141,432
Property and Equipment:
Oil and gas properties, full cost method: Proved	2,217,982	574,725
Unproved, not subject to amortization	121,297	40,176

Total	2,339,279	614,901
Other property and equipment	13,749	11,048
Accumulated depreciation, depletion and amortization	(291,124)	(110,006)

Total property and equipment, net	2,061,904	515,943
Goodwill	263,750	—
Derivative financial instruments	18,674	—
Other Assets, net of amortization	28,772	8,161

TOTAL ASSETS	$2,700,724	$665,536

Current Liabilities:
Accounts payable	$35,806	$37,530
Accrued liabilities	107,765	75,324
Accrued capital costs	129,308	37,006
Abandonment liability	51,952	11,359
Accrued interest	12,580	614
Derivative financial instruments	—	42,173

Total current liabilities	337,411	204,006
Long-Term Liabilities:
Abandonment liability	170,495	38,176
Deferred income tax	305,756	25,886
Derivative financial instruments	—	21,632
Long term debt, revolving credit facility	314,000	152,000
Long term debt, senior unsecured notes	300,000	—
Note payable	—	4,000
Other long-term liabilities	6,000	6,500

Total long-term liabilities	1,096,251	248,194
Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Common stock, $.0001 par value; 180,000,000 shares authorized, 86,269,563 shares issued and outstanding at September 30, 2006; 70,000,000 shares authorized, 35,615,400 shares issued and outstanding at December 31, 2005	9	4
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in-capital	1,042,544	160,705
Accumulated other comprehensive income/(loss)	52,185	(41,473)
Accumulated retained earnings	172,324	94,100

Total stockholders’ equity	1,267,062	213,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,700,724	$665,536

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Oil sales	$63,256	$15,144	$150,982	$53,579
Gas sales	126,432	27,823	285,008	94,913
Other revenues	778	695	2,401	2,753

Total revenues	190,466	43,662	438,391	151,245

Costs and Expenses:
Lease operating expense	28,744	5,887	62,863	17,678
Severance and ad valorem taxes	2,262	1,089	5,710	2,492
Transportation expense	1,754	196	4,031	1,697
General and administrative expense	7,577	11,326	25,050	26,726
Depreciation, depletion and amortization	82,416	12,403	192,222	43,457
Impairment of production equipment held for use	—	498	—	498

Total costs and expenses	122,753	31,399	289,876	92,548

OPERATING INCOME	67,713	12,263	148,515	58,697
Interest:
Income	237	135	486	696
Expense, net of amounts capitalized	(11,724)	(1,849)	(26,392)	(5,416)

Income before taxes	56,226	10,549	122,609	53,977
Provision for income taxes	(19,836)	(3,606)	(44,385)	(18,414)

NET INCOME	$36,390	$6,943	$78,224	$35,563

Earnings per share:
Net income per share—basic	$0.43	$0.21	$1.07	$1.10
Net income per share—diluted	$0.43	$0.20	$1.06	$1.07
Weighted average shares outstanding—basic	85,493,237	33,348,130	73,270,309	32,438,240
Weighted average shares outstanding—diluted	85,581,108	34,806,842	73,694,727	33,312,831
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Operating Activities:
Net income	$78,224	$35,563
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	44,243	15,862
Depreciation, depletion and amortization	194,963	44,321
Stock compensation expense	9,016	17,614
Impairment of production equipment held for use	—	498
Net realized loss on derivative contracts acquired	5,144	—
Changes in operating assets and liabilities:
Receivables	(25,390)	2,476
Insurance receivable	(41,916)	—
Prepaid expenses and other	12,226	418
Other assets	(3,935)	(629)
Accounts payable and accrued liabilities	(99,781)	19,251

Net cash provided by operating activities	172,794	135,374

Investing Activities:
Additions to properties and equipment	(404,675)	(142,102)
Proceeds from property conveyances	2,012	18
Purchase price adjustment	(20,808)	—

Net cash used in investing activities	(423,471)	(142,084)

Financing Activities:
Repayment of term note	(4,000)	(6,000)
Credit facility borrowings (repayments), net	162,000	(30,000)
Debt and working capital acquired from Forest Energy Resources, Inc.	(176,200)	—
Proceeds from note offering	300,000	—
Repurchase of stock	(14,027)	—
Deferred offering costs	(12,343)	(2,680)
Net realized loss on derivative contracts acquired	(5,144)	—
Proceeds from private equity offering	—	44,534
Capital contribution from affiliates	—	2,879
Proceeds from exercise of stock options	709	—

Net cash provided by financing activities	250,995	8,733

Increase in Cash and Cash Equivalents	318	2,023
Cash and Cash Equivalents at Beginning of Period	4,556	2,541

Cash and Cash Equivalents at End of Period	$4,874	$4,564

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Interim Financial Statements—The accompanying unaudited consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Our balance sheet at December 31, 2005 is derived from the December 31, 2005 audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements included herein should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Principles of Consolidation—Our consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three-month and nine-month periods ended September 30, 2006 and 2005 include our accounts and the accounts of our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.
     Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation.
     Income Tax Provision—Our provision for taxes includes both state and federal taxes. In May 2006, the State of Texas enacted substantial changes to its tax structure beginning in 2007 by implementing a new margin tax of 1% to be imposed on revenues less certain costs, as specified in the legislation. As a result, we increased our provision by an additional $1.3 million for the nine months ended September 30, 2006 to provide for deferred taxes to the State of Texas under the newly enacted state margin tax.
     Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of the new interpretation will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholders’ equity, as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact, if any, that this interpretation will have on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operation, or cash flows.
     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements” (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position, results of operation, or cash flows.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 requires that companies disclose the gross amounts of taxes reported. The consensus is effective for interim or annual reporting periods beginning after December 15, 2006. We do not expect the adoption of this EITF issue to have a material impact on our consolidated financial position, results of operations or cash flows.
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
     The Forest Transaction was accounted for using the purchase method of accounting under the accounting standards established in SFAS No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets. As a result, the assets and liabilities acquired by Mariner in the Forest Transaction are included in the Company’s September 30, 2006 balance sheet. The Company reflected the results of operations of the Forest Transaction beginning March 2, 2006. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at the March 2, 2006 closing date, which are summarized in the following table:

(In millions)
Oil and natural gas properties	$1,211.4
Abandonment liabilities	(165.2)
Long-term debt	(176.2)
Fair value of oil and natural gas derivatives	(17.5)
Deferred tax liability	(199.4)
Other assets and liabilities	(26.9)
Goodwill	263.8

Net Assets Acquired	$890.0

     The Forest Transaction includes a large undeveloped offshore acreage position which complements the Company’s large seismic database and a large portfolio of potential exploratory prospects. The initial fair value estimate of the underlying assets and liabilities acquired is determined by estimating the value of the underlying proved reserves at the transaction date plus or minus the fair value of other assets and liabilities, including inventory, unproved oil and gas properties, gas imbalances, debt (at face value), derivatives, and abandonment liabilities. The deferred tax liability recognizes the difference between the historical tax basis of the assets of Forest Energy Resources, Inc. and the acquisition cost recorded for book purposes. The purchase price allocation is preliminary and will be subject to change as additional information becomes available, including the final amount of the cash payment to be agreed to by Mariner and Forest under the distribution agreement that is part of the merger documentation. The cash payment is consideration to Forest, pertains to the period from July 1, 2005 to March 2, 2006, and is reflected in the purchase price allocation. In April 2006, Mariner made a preliminary cash payment to Forest of $20.8 million under the distribution agreement. The final purchase price allocation may differ in material respects from that presented above depending primarily upon final settlement of the cash payment under the distribution agreement. Carryover basis accounting applies for tax purposes.
     Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in the acquisition. SFAS No. 142 requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis or more frequently if an event occurs or circumstances change that could potentially result in an impairment. The Company has elected November 30 as its assessment date.
     On March 2, 2006, Mariner and MERI entered into a $500 million senior secured revolving credit facility and an additional $40 million senior secured letter of credit facility. Please refer to Note 4, “Long Term Debt” for further discussion of the amended and restated bank credit facility.
     Payable to Forest— Forest and MERI entered into a transition services agreement under which Forest provided services to MERI on an as-needed basis for a limited period of time after the Forest Transaction until the services could be transitioned to Mariner. As a result of these arrangements, MERI incurred working capital charges that were payable to Forest. All amounts have been settled as of September 30, 2006 and no further charges are anticipated under the transition services agreement.
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

	Three Months Ended September 30.		Nine Months Ended September 30.
	2006	2005	2006	2005
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Pro Forma:
Revenue	$190,466	$136,052	$505,873	$477,967
Net income available to common stockholders	$36,390	$14,913	$92,622	$71,221
Basic earnings per share	$0.43	$0.18	$1.09	$0.86
Diluted earnings per share	$0.43	$0.17	$1.09	$0.85

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
     Amendments of Secured Bank Credit Facility — In connection with the Forest Transaction, the Company amended and restated its existing secured credit facility on March 2, 2006 to, among other things, increase maximum credit availability to $500 million for revolving loans, including up to $50 million in letters of credit, with a $400 million borrowing base as of that date; add an additional dedicated $40 million letter of credit facility that does not affect the borrowing base; and add MERI as a co-borrower. The revolving credit facility will mature on March 2, 2010, and the $40 million letter of credit facility will mature on March 2, 2009. The Company used borrowings under its revolving credit facility to facilitate the Forest Transaction and to retire existing debt, and it may use borrowings in the future for general corporate purposes. The $40 million letter of credit facility was used to obtain a letter of credit in favor of Forest to secure the Company’s performance of its obligations to drill and complete 150 wells under an existing drill-to-earn program and is not included as a use of the borrowing base. This letter of credit will reduce periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that are drilled and completed. The first reduction of approximately $4.3 million occurred in October 2006 based upon the 83 wells drilled and completed as of September 30, 2006. The Company expects additional reductions based upon quarterly drilling activity, with the next reduction anticipated in January 2007.
          At September 30, 2006, the Company had approximately $328.6 million in advances outstanding under its revolving credit facility, including two letters of credit for $4.2 million and $10.4 million required for plugging and abandonment obligations at certain of its offshore fields. The outstanding principal balance of loans under the revolving credit facility may not exceed the borrowing base. If the borrowing base falls below the outstanding balance under the revolving credit facility, the Company will be required to prepay the deficit, pledge additional unencumbered collateral, repay the deficit and cash collateralize certain letters of credit, or effect some combination of such prepayment, pledge and repayment and collateralization. On April 7, 2006, the borrowing base was increased to $430 million, subject to redetermination or adjustment. On April 24, 2006, the borrowing base was reduced to $362.5 million in accordance with an amendment to the revolving credit facility related to the Company’s offering of $300 million of senior notes. For subsequent qualifying bond issuances, the amendment provides that the borrowing base in effect on the closing date of such a bond issuance will automatically reduce by 25% of the aggregate principal amount of such bond issuance to the extent that it does not refinance the principal amount of an existing bond issuance. The bank credit facility permits the Company’s issuance of certain unsecured bonds of up to $350 million in aggregate principal amount that have a non-default interest rate of 10% or less per annum and a scheduled maturity date after March 1, 2012. The Company’s sale and issuance of $300 million of senior notes in April 2006 constituted such a qualifying bond issuance. In October 2006, the borrowing base was increased to $450 million, subject to redetermination or adjustment.
          The secured bank credit facility contains various restrictive covenants and other usual and customary terms and conditions of a revolving bank credit facility, including limitations on the payment of cash dividends and other restricted payments, the incurrence of additional debt, the sale of assets, and speculative hedging. The financial covenants were modified under the amended and restated bank credit facility to require the Company to, among other things:
•	maintain a ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities of not less than 1.0 to 1.0; and

•	maintain a ratio of total debt to EBITDA of not more than 2.5 to 1.0.

The Company was in compliance with the financial covenants under the secured bank credit facility as of September 30, 2006.
          As of September 30, 2006 and December 31, 2005, $314.0 million and $152.0 million, respectively, was outstanding under the secured bank credit facility, and the weighted average interest rate was 7.16% and 7.15%, respectively.
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
     The Company and its restricted subsidiaries are subject to certain negative covenants under the indenture governing the Notes. The indenture governing the Notes limits the Company’s and each of its restricted subsidiaries’ ability to, among other things:

•	make investments;

•	incur additional indebtedness or issue preferred stock;

•	create certain liens;

•	sell assets;

•	enter into agreements that restrict dividends or other payments from its subsidiaries to itself;

•	consolidate, merge or transfer all or substantially all of its assets;

•	engage in transactions with affiliates;

•	pay dividends or make other distributions on capital stock or subordinated indebtedness; and

•	create unrestricted subsidiaries.
Under an Exchange and Registration Rights Agreement executed on April 24, 2006 relating to the Notes, the Company agreed to:
•	file a registration statement within 180 days after the closing date of the offering enabling holders of Notes to exchange the privately placed Notes for publicly registered Notes with substantially identical terms;

•	use its reasonable best efforts to cause the registration statement to become effective within 270 days after the closing date of the offering and to complete the exchange offer within 360 days after the closing of the offering; and

•	file a shelf registration statement for the resale of the Notes if it cannot effect an exchange offer within the time periods listed above and in other circumstances.
If the Company fails to comply with its obligations to register the Notes within the specified time periods, it will be required to pay special interest on the Notes. In September 2006, the Company filed a registration statement with the SEC covering an offer to exchange the privately placed Notes for registered notes with substantially identical terms. The SEC declared the registration statement effective in October 2006. The Company anticipates completing the exchange offer in November 2006.
     Costs associated with the Notes offering were approximately $8.5 million, excluding discounts of $3.8 million.
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
     Cash Interest Expense—Cash paid for interest was $3.1 million and $1.3 million for the three-month periods ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, interest payments were $11.5 million and $4.1 million, respectively.

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
     Under full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues (which excludes future cash outflows associated with settlement of asset retirement obligations), discounted at 10% per annum, plus the lower of cost or fair value of unproved properties less income tax effects (the “ceiling limitation”). We perform a quarterly ceiling test to evaluate whether the net book value of our full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion and amortization) less related deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts stockholders’ equity in the period of occurrence and typically results in lower depreciation, depletion and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date.
     The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date and adjusted for “basis” or location differential, held constant over the life of the reserves. We use derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to hedge against the volatility of natural gas prices and, in accordance with SEC guidelines, we include estimated future cash flows from our hedging program in our ceiling test calculation. At September 30, 2006, the effects of the cash flow hedges impacted the ceiling test by $209.0 million. Without the hedges, a write-down of the carrying value of the full cost pool of $125.3 million on a pre-tax basis would have been indicated. On an after-tax basis, the write-down would have been $81.5 million.
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
     The following roll-forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation.

(In millions)
Abandonment liability as of December 31, 2005 (1)	$49.5
Liabilities Incurred	17.3
Claims Settled	(21.5)
Accretion Expense	11.1
Revisions to previous estimates	0.8
Liabilities incurred from assets acquired (2)	165.2

Abandonment Liability as of September 30, 2006 (3)	$222.4

(1)	Includes $11.4 million classified as a current accrued liability at December 31, 2005.

(2)	Represents the fair value of the asset retirement obligation acquired through the Forest Transaction.

(3)	Includes $52.0 million classified as a current accrued liability at September 30, 2006.

7. Stockholders’ Equity
     Increase in Number of Shares Authorized—On March 2, 2006, the Company’s certificate of incorporation was amended to increase its authorized stock to 200,000,000 shares, of which 180,000,000 shares are common stock and 20,000,000 shares are preferred stock.
     Equity Participation Plan—We adopted an Equity Participation Plan, as amended, that provided for the one-time grant at the closing of our Private Equity Placement on March 11, 2005 of 2,267,270 restricted shares of our common stock to certain of our employees. No further grants will be made under the Equity Participation Plan, although persons who received such a grant are eligible for future awards of restricted stock or stock options under our Amended and Restated Stock Incentive Plan, as amended, described below. We intended the grants of restricted stock under the Equity Participation Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common stock. Therefore, Equity Participation Plan grantees did not pay any consideration for the common stock they received, and we received no remuneration for the stock. As a result of closing the Forest Transaction, all shares of restricted stock granted under the Equity Participation Plan vested as follows: (i) the 463,656 shares of restricted stock held by non-executive employees vested on March 2, 2006, and (ii) the 1,803,614 shares of restricted stock held by executive officers vested on May 31, 2006 pursuant to an agreement, made in exchange for a cash payment of $1,000 to each officer, that his or her shares of restricted stock would not vest before the later of March 11, 2006 or ninety days after the effective date of the merger. The Equity Participation Plan expired upon the vesting of all shares granted thereunder. Stock could be withheld by us upon vesting to satisfy our tax withholding obligations with respect to the vesting of the restricted stock. Participants in the Equity Participation Plan had the right to elect to have us withhold and cancel shares of the restricted stock to satisfy our tax withholding obligations. In such events, we would be required to pay any tax withholding obligation in cash. As a result of such participant elections, we withheld an aggregate 807,376 shares that otherwise would have remained outstanding upon vesting of the restricted stock, reducing the aggregate outstanding vested stock grants made under the Equity Participation Plan to 1,459,894 shares. The 807,376 shares withheld became treasury shares that were retired and restored to the status of authorized and unissued shares of common stock. The Company reduced the number of common shares outstanding and additional paid in capital for this transaction. We paid in cash the associated withholding taxes of $14.0 million.
     Amended and Restated Stock Incentive Plan—We adopted a Stock Incentive Plan that became effective March 11, 2005, was amended and restated on March 2, 2006 and further amended on March 16, 2006. Awards to participants under the Amended and Restated Stock Incentive Plan may be made in the form of incentive stock options, or ISOs, non-qualified stock options or restricted stock. The participants to whom awards are granted, the type or types of awards granted to a participant, the number of shares covered by each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors or a committee thereof. A total of 6,500,000 shares of Mariner’s common stock is subject to the Amended and Restated Stock Incentive Plan. No more than 2,850,000 shares issuable upon exercise of options or as restricted stock can be issued to any individual. Unless sooner terminated, no award may be granted under the Amended and Restated Stock Incentive Plan after October 12, 2015.
     During the nine months ended September 30, 2006, we granted 796,171 shares of restricted common stock under the Amended and Restated Stock Incentive Plan. As of September 30, 2006, 772,593 shares of unvested restricted common stock and options exercisable for 709,400 shares of common stock (of which 346,736 were presently exercisable) remained outstanding under the Amended and Restated Stock Incentive Plan, and 4,966,071 shares remained available thereunder for future issuance to participants.
     During the nine months ended September 30, 2005, we granted options to purchase 809,000 shares of common stock under the Stock Incentive Plan.
     Rollover Options—In connection with the Forest Transaction and during the nine months ended September 30, 2006, the Company granted options to acquire 156,626 shares of its common stock to certain former employees of Forest or Forest Energy Resources, Inc. (“Rollover Options”). The Rollover Options are evidenced by non-qualified stock option agreements and are not covered by the Amended and Restated Stock Incentive Plan. As of September 30, 2006, Rollover Options to purchase 108,662 shares of the Company’s common stock remained outstanding, of which 2,641 were presently exercisable.
     Accounting for Stock Options and Restricted Stock—The Company adopted SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), Share-Based Payment, using the modified retrospective application effective January 1, 2005. As a result of the adoption of SFAS No. 123(R), we recorded compensation expense for the value of restricted stock that was granted pursuant to our Equity Participation Plan. We also record compensation expense for the value of restricted stock and options granted under the Stock Incentive Plan before March 2, 2006 and the Amended and Restated Stock Incentive Plan, as amended, on and after March 2, 2006. In general, compensation expense will be determined at the date of grant based on the fair value of the stock or options granted. The fair value will then be amortized to compensation expense over the applicable vesting period. We recorded compensation expense of $9.0 million and $17.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively, and $1.1 million and $8.1 million for the quarters ended September 30, 2006 and 2005, respectively, related to restricted stock grants in 2005 and 2006 and stock options outstanding for the periods then ended. As of May 31, 2006, the participants were fully vested in the restricted stock granted under the Equity Participation Plan and no unrecognized compensation remains. Under the Amended and Restated Stock Incentive Plan, unrecognized compensation expense at September 30, 2006 for the unvested portion of restricted stock granted was $13.5 million and for unvested options was $0.8 million.

     A summary of stock option activity as of September 30, 2006 and 2005, respectively, and changes during the nine-month periods is as follows:

	2006			2005
			Weighted			Weighted
			Average			Average
			Exercise			Exercise
	Shares		Price	Shares		Price
Outstanding at beginning of period: January 1,	809,000		$14.02	—		$—
Granted	156,626	(1)	8.31	809,000	(1)	14.02
Exercised	(50,600)		14.00	—		—
Expired	—		—	—		—
Forfeited	(96,964	)(2)	12.58	—		—

Outstanding at end of period: September 30,	818,062		13.69	809,000		14.02

Outstanding exercisable at end of period: September 30,	349,377		14.00	—		—
Available for future grant as options or restricted stock	4,966,071		—	1,191,000		—

(1)	The options exercisable for an aggregate 156,626 shares were Rollover Options granted pursuant to the Forest Transaction merger agreement. The options exercisable for an aggregate 809,000 shares were granted under the Stock Incentive Plan.

(2)	Rollover Options exercisable for an aggregate 47,964 shares and an option exercisable for 40,000 shares granted under the Stock Incentive Plan were forfeited due to terminations of employment, but are not indicative of a historical forfeiture rate. In-the-money options exercisable for an aggregate 9,000 shares granted under the Stock Incentive Plan to two directors of the Company were cancelled on March 31, 2006 and replaced by restricted stock grants.
     The following table summarizes certain information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$8.81 — $17.00	818,062	8.5	$13.69	349,377	$14.00
The following table summarizes certain information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$14.00— $17.00	809,000	9.5	$14.02	—	—
     Options generally vest over one to three-year periods and are exercisable for periods ranging from seven to ten years. The weighted average fair value of options granted during the quarters ended September 30, 2006 and 2005 was $2.61 and $2.72, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended September 30,
	2006:
	Amended and
	Restated Stock
	Incentive Plan
	Options	Rollover Options
Expected Life (years)	7.0	5.0
Risk Free Interest Rate	4.82%	4.80%
Expected Volatility	36%	36%
Dividend Yield	0.0%	0.0%

	Nine Months Ended September 30,
	2006:
	Amended and
	Restated Stock
	Incentive Plan
	Options	Rollover Options
Expected Life (years)	5.7	4.6
Risk Free Interest Rate	4.87%	4.87%
Expected Volatility	35%	35%
Dividend Yield	0.0%	0.0%

The Black-Scholes option valuation model assumptions were for the nine-month and three-month period ended September 30, 2005:

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
     A summary of the activity for unvested restricted stock share awards under the Amended and Restated Stock Incentive Plan as of September 30, 2006 and 2005, respectively, and changes during the nine-month period is as follows:

	Restricted Shares under the
	Amended and Restated Stock
	Incentive Plan
	September 30,
	2006	2005
Total unvested shares at beginning of period: January 1	—	—
Shares granted	796,171	—
Shares vested	(1,500)	—
Shares forfeited	(22,078)	—

Total unvested shares at end of period: September 30	772,593	—

Total vested shares at end of period: September 30	1,500	—
Available for future grant as options or restricted stock	4,966,071
Average fair value of shares granted during the period	$19.44	$—
     A summary of the activity for unvested restricted stock share awards under the Equity Participation Plan as of September 30, 2006 and 2005, respectively, and changes during the nine-month periods is as follows:

	Restricted Shares under the
	Equity Participation Plan
	September 30,
	2006	2005
Total unvested shares at beginning of period: January 1	2,267,270	—
Shares granted	—	2,267,270
Shares vested	(2,267,270)	—
Shares forfeited	—	—

Total unvested shares at end of period: September 30	—	2,267,270

Total vested shares at end of period: September 30	2,267,270	—
Available for future grant under Equity Participation Plan	—	—
Average fair value of shares granted during the period	—	$14.00
     Private Equity Placement. In March 2005, the Company sold and issued 16,350,000 shares of its common stock in the Private Equity Placement for net proceeds of $212.9 million, before offering expenses of $2.2 million, of which $166.0 million were used to redeem 12,750,000 shares of the Company’s common stock from its sole stockholder.

8. Commitments And Contingencies
     Minimum Future Lease Payments—The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum rental obligations under the Company’s operating leases in effect at September 30, 2006 are as follows (in millions):

2007	$1.5
2008	1.3
2009	1.1
2010	1.3
2011 and thereafter	2.4
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
     The cash activity on contracts settled for natural gas and oil produced during the three and nine-month periods ended September 30, 2006 was a $3.5 million gain and an $8.3 million loss, respectively. A $4.4 million and an $8.3 million non-cash gain was also recorded for the three and nine-month periods ended September 30, 2006 relating to the hedges acquired through the Forest transaction. Additionally, an unrealized gain of $2.5 million and $1.4 million was recognized for the three and nine-month periods ended September 30, 2006 related to the ineffective portion of open contracts that were not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price, which is NYMEX-based for oil and Henry Hub-based for gas, and the indexed price at the point of sale.
     As of September 30, 2006, Mariner had the following hedge contracts outstanding:

			September 30,
			2006 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
October 1—December 31, 2006	644,920	$72.24	$5.1
Natural Gas (MMbtus)
October 1—December 31, 2006	9,315,000	7.97	20.9
January 1—December 31, 2007	15,846,323	9.68	31.7
January 1—September 30, 2008	3,059,689	9.58	4.3

Total			$62.0

     As of September 30, 2006, the Company had the following costless collars outstanding:

				September 30,
				2006 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
October 1—December 31, 2006	63,480	$32.65	$41.52	$(1.4)
January 1—December 31, 2007	2,032,689	59.84	84.21	(1.0)
January 1—December 31, 2008	1,195,495	61.66	86.80	2.7
Natural Gas (MMbtus)
October 1—December 31, 2006	1,851,960	5.78	7.85	0.9
January 1—December 31, 2007	14,106,750	6.87	11.82	1.7
January 1—December 31, 2008	12,347,000	7.83	14.60	9.1

Total				$12.0

     As of November 3, 2006, there were no hedging transactions entered into subsequent to September 30, 2006. The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
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
     MMS Proceedings—Mariner and a subsidiary own numerous properties in the Gulf of Mexico. Certain of such properties were leased from the Minerals Management Service (“MMS”) subject to the 1996 Royalty Relief Act. This Act relieved the obligation to pay royalties on certain leases until a designated volume is produced. Two of these leases held by the Company and one held by MERI contained language that limited royalty relief if commodity prices exceeded predetermined levels. Since 2000, commodity prices have exceeded the predetermined levels, except in 2002. The Company and its subsidiary believe the MMS did not have the authority to set pricing limits in these leases and have withheld payment of royalties on the leases while disputing the MMS’ authority in two pending proceedings. The Company has recorded a liability for 100% of the exposure on its two leases, which at September 30, 2006 was $19.9 million. Various legal proceedings are pending concerning this potential liability and further proceedings may be initiated with respect to years not covered by the pending proceedings. In April 2005, the MMS denied Mariner’s administrative appeal of the MMS’ April 2001 order asserting royalties were due because price limits had been exceeded. In October 2005, Mariner filed suit in the U.S. District Court for the Southern District of Texas seeking judicial review of the dismissal. Upon motion of the MMS, the Company’s lawsuit was dismissed on procedural grounds. In August 2006, the Company filed an appeal of such dismissal. The Company had also filed an administrative appeal of a December 2005 order of the MMS demanding royalties for calendar year 2004 under the same leases at issue in the April 2001 MMS order. However, the MMS withdrew such order, rendering the appeal moot. Thereafter, in May 2006, the MMS issued an order asserting price limits were exceeded in calendar years 2001, 2003 and 2004 and, accordingly, that royalties were due under such leases on oil and gas produced in those years. Mariner has filed and is pursuing an administrative appeal of that order.
     The potential liability of MERI under its lease subject to the 1996 Royalty Relief Act containing such commodity price threshold language is approximately $2.2 million as of September 30, 2006. This potential liability relates to production from the lease commencing July 1, 2005, the effective date of Mariner’s acquisition of MERI. A reserve for this possible liability will be made when deemed appropriate. The MMS has not yet made demand for non-payment of royalties alleged to be due for calendar years subsequent to 2004 on the basis of price thresholds being exceeded.
     Insurance Matters— In September 2004, the Company incurred damage from Hurricane Ivan that affected its Mississippi Canyon 66 (Ochre) and Mississippi Canyon 357 fields. Production from Ochre was shut-in until September 2006, when repairs to a host platform were completed and production recommenced at about the same net rate of approximately 6.5 MMcfe per day as it was prior to Hurricane Ivan. Production from Mississippi Canyon 357 was shut-in until March 2005, when necessary repairs were completed and production recommenced. It subsequently has been shut-in since Hurricane Katrina, with production expected to recommence in the first quarter of 2007 after completion of host platform repairs. The Company expects to be reimbursed for costs expended in excess of its annual deductible of $1.25 million plus a single occurrence deductible of $.375 million in effect for the insurance period ended September 30, 2004. Through September 30, 2006, the Company has recovered approximately $2.4 million in insurance proceeds pertaining to damage caused by Hurricane Ivan.
          In 2005, the Company’s operations were adversely affected by one of the most active and severe hurricane seasons in recorded history, resulting in shut-in production and startup delays. The Company estimates that as of September 30, 2006, approximately 12 MMcfe per day of production remained shut-in and approximately 33 MMcfe per day of production had recommenced since June 30, 2006. The four deepwater projects that experienced startup delays have recommenced production. As a result of ongoing repairs to pipelines, facilities, terminals and host facilities, the Company expects most of the remaining shut-in production to recommence by the end of 2006 and the balance in 2007, except that an immaterial amount of production is not expected to recommence. Actual commencement or recommencement of deferred or shut-in production will vary based on circumstances beyond the Company’s control, including the timing of repairs to both onshore and offshore platforms, pipelines and facilities, the actions of operators on its fields, availability of service equipment, and weather.
     As of September 30, 2006, we had paid $72.8 million toward the repair of physical damage caused by Hurricanes Katrina and Rita and we estimate that total hurricane-related repairs during 2006 and 2007 will be approximately $85.0 million. While this is our current estimate of the cost of all hurricane-related repairs, the ultimate cost cannot be ascertained until we are able to complete all of the repairs. Approximately $82.4 million of this amount relates to the Gulf of Mexico assets which Mariner acquired from Forest and which were more directly affected by the path of the hurricanes than were Mariner’s historical assets. As a result of the Forest Transaction, Mariner is responsible for the 2005 season hurricane-related repairs to the Forest assets and is entitled to the proceeds from Forest’s insurance policies applicable to such repairs. Mariner’s historical Gulf assets sustained only $2.6 million in physical damage from the hurricanes.
     Forest’s insurance coverage for the hurricane damage is subject to a $10 million deductible. Forest’s primary carrier has advised the Company that, inasmuch as aggregate claims resulting from the hurricanes are expected to exceed the carrier’s $500 million per occurrence loss limit, the Company’s primary claim pertaining to the Forest assets is expected to be reduced pro rata with all other competing claims from the storms. To the extent insurance recovery under the primary policy relating to the Forest assets is reduced, Mariner believes the shortfall would be collectible under Forest’s excess insurance coverage. The insurance coverage pertaining to Mariner’s historical properties is subject to an aggregate $3.75 million deductible, which we do not expect to exceed given the limited physical damage sustained by Mariner’s historical properties.
     Taking into account Forest’s insurance coverage in effect at the time of Hurricanes Katrina and Rita, we currently estimate our unreimbursed losses from hurricane-related repairs should not exceed $15 million. Given the magnitude and complexity of the insurance claims currently being processed by the insurance industry with respect to these two significant storms, however, the timing of our ultimate insurance recovery presently cannot be ascertained. Although we expect to begin receiving insurance proceeds early in 2007, we believe that a complete insurance settlement of all hurricane-related claims may take several additional quarters. As a result, we expect to maintain a possibly significant insurance receivable for the indefinite future while we actively pursue settlement of our claims to minimize the impact to our working capital and liquidity.
     Effective March 2, 2006, Mariner has been accepted as a member of OIL Insurance, Ltd., or OIL, an industry insurance cooperative, through which the assets of both Mariner and the Forest Gulf of Mexico operations are insured. The coverage contains a $5 million annual per occurrence deductible for the combined assets and a $250 million per occurrence loss limit. However, if a single event causes losses to OIL insured assets in excess of $500 million, amounts covered for such losses will be reduced on a pro rata basis among OIL members. We maintained our commercially underwritten insurance coverage for the pre-merger Mariner assets which expired on September 30, 2006. This coverage contained a $3 million annual deductible and a $500,000 occurrence deductible, $150 million of aggregate loss limits, and limited business interruption coverage. While the coverage was in effect, it was primary to the OIL coverage for the pre-Forest Transaction Mariner assets. We have acquired additional windstorm/physical damage insurance covering all of Mariner’s assets to supplement the existing OIL coverage. The coverage provides up to $31 million of annual loss coverage (with no additional deductible) if recoveries from OIL for insured losses are reduced by the OIL overall loss limit (i.e., if losses to OIL insured assets from a single event exceed $500 million). We have also acquired additional limited business interruption insurance on most of our deep water producing fields which becomes effective 60 days after a field is shut-in due to a covered event. The coverage varies by field and is limited to a maximum recovery resulting from windstorm damage of approximately $43 million (assuming all covered fields are shut-in for the full insurance term of 365 days).
     Litigation—The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.
     Letters of Credit— On March 2, 2006, Mariner obtained a $40 million letter of credit under its senior secured credit facility that is not included as a use of the borrowing base. The letter of credit was issued in favor of Forest to secure performance of our obligations under an existing drill-to-earn program. This letter of credit will reduce periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that are drilled and completed. The first reduction of approximately $4.3 million occurred in October 2006 based upon the 83 wells drilled and completed as of September 30, 2006. We expect additional reductions based upon quarterly drilling activity, with the next reduction anticipated in January 2007.
     Mariner’s senior secured credit facility also has a letter of credit facility of up to $50 million that is included as a use of the borrowing base. As of September 30, 2006, two such letters of credit for $4.2 million and $10.4 million were outstanding. These two letters of credit are required for plugging and abandonment obligations at certain of Mariner’s offshore fields.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands except per share data)		(In thousands except per share data)
Numerator:
Net Income	$36,390	$6,943	$78,224	$35,563
Denominator:
Weighted average shares outstanding	85,493	33,348	73,270	32,438
Add dilutive securities	88	1,459	425	875

Total weighted average shares outstanding and dilutive securities	85,581	34,807	73,695	33,313

Earnings per share—basic:	$0.43	$0.21	$1.07	$1.10
Earnings per share—diluted:	$0.43	$0.20	$1.06	$1.07
     Please refer to Note 7 “Stockholder’s Equity” for option and share activity for the three and nine months ended September 30, 2006 and 2005. Outstanding restricted stock and unexercised stock options had no effect on diluted earnings per share for the quarter and a $0.01 effect on the nine-month periods ended September 30, 2006.

10. Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to stockholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income	$36,390	$6,943	$78,224	$35,563
Other comprehensive income (loss)
Derivative contracts settled and reclassified, net of tax	10,432	12,509	1,506	23,401
Change in unrealized mark to market gains/(losses) arising during period, net of tax	48,904	(49,853)	92,152	(79,479)

Change in accumulated other comprehensive income (loss)	59,336	(37,344)	93,658	(56,078)

Comprehensive income/(loss)	$95,726	$(30,401)	$171,882	(20,515)

11. Supplemental Guarantor Information
     On April 24, 2006, the Company sold and issued to eligible purchasers $300 million aggregate principal amount of its 7 1/2% senior notes due 2013. The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (“Subsidiary Guarantors”). In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under the Company’s credit facility, to the extent of the collateral securing such indebtedness.
     On March 2, 2006, a subsidiary of the Company completed a merger transaction with Forest Energy Resources, Inc. Prior to the transaction, Forest transferred and contributed the assets of, and certain liabilities associated with, its Gulf of Mexico operations to Forest Energy Resources, Inc. Immediately prior to the merger, Forest distributed all of the outstanding shares of Forest Energy Resources, Inc. to Forest shareholders on a pro rata basis. Forest Energy Resources, Inc. then merged with a newly formed subsidiary of Mariner, became a new wholly owned subsidiary of Mariner and changed its name to MERI. The other two guarantors were formed on December 29, 2004, did not commence operations prior to January 1, 2005 and did not have material operations in 2005. The net equity of the guarantors was $0 as of December 31, 2004 and December 31, 2005, therefore, historical information prior to 2006 is not presented.
     The following information sets forth our Condensed Consolidating Statement of Operations for the three and nine months ended September 30, 2006, our Condensed Consolidating Balance Sheet as of September 30, 2006 and our Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2006. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Company and the Subsidiary Guarantors are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006
(In thousands except share data)
(Unaudited)

	Parent	Subsidiary		Consolidated Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$4,874	$—	$—	$4,874
Receivables, net	100,344	63,235	—	163,579
Insurance receivables	4,552	57,034	—	61,586
Derivative financial instruments	64,458	(9,193)	—	55,265
Prepaid seismic	16,291	665	—	16,956
Prepaid expenses and other	13,779	1,370	—	15,149
Deferred tax asset	—	10,215	—	10,215

Total current assets	204,298	123,326	—	327,624
Property and Equipment:
Oil and gas properties, full cost method: Proved	843,821	1,374,161	—	2,217,982
Unproved, not subject to amortization	116,644	4,653	—	121,297

Total	960,465	1,378,814	—	2,339,279
Other property and equipment	13,465	284	—	13,749
Accumulated depreciation, depletion and amortization	(188,412)	(102,712)	—	(291,124)

Total property and equipment, net	785,518	1,276,386	—	2,061,904
Investment in subsidiaries	958,250	—	(958,250)	—
Intercompany	156,393	(156,393)	—	—
Goodwill	—	263,750	—	263,750
Derivative financial instruments	18,674	—	—	18,674
Other Assets, Net of Amortization	20,968	7,804	—	28,772

TOTAL ASSETS	$2,144,101	$1,514,873	$(958,250)	$2,700,724

Current Liabilities:
Accounts payable	$34,453	$1,353	$—	$35,806
Accrued liabilities	95,792	11,973	—	107,765
Accrued capital costs	100,201	29,107	—	129,308
Abandonment liability	6,623	45,329	—	51,952
Accrued interest	12,404	176	—	12,580
Intercompany note payable/(receivable)	(176,200)	176,200	—	—

Total current liabilities	73,273	264,138	—	337,411
Long-Term Liabilities:
Abandonment liability	53,398	117,097	—	170,495
Deferred income tax	123,296	182,460	—	305,756
Long term debt, revolving credit facility	314,000	—	—	314,000
Long term debt, senior unsecured notes	300,000	—	—	300,000
Other long-term liabilities	6,000	—	—	6,000

Total long-term liabilities	796,694	299,557	—	1,096,251
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.0001 par value; 180,000,000 shares authorized, 86,269,563 shares issued and outstanding at September 30, 2006	9	5	(5)	9
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2006	—	—	—	—
Additional paid-in-capital	1,042,544	886,142	(886,142)	1,042,544
Accumulated other comprehensive income/(loss)	59,257	(7,072)	—	52,185
Accumulated retained earnings	172,324	72,103	(72,103)	172,324

Total stockholders’ equity	1,274,134	951,178	(958,250)	1,267,062

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,144,101	$1,514,873	$(958,250)	$2,700,724

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

		Subsidiary		Consolidated Mariner
	Parent Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil sales	$84,009	$66,973	$—	$150,982
Gas sales	123,930	161,078	—	285,008
Other revenues	2,401	—	—	2,401

Total revenues	210,340	228,051	—	438,391

Costs and Expenses:
Lease operating expense	28,073	34,790	—	62,863
Severance and ad valorem taxes	5,205	505	—	5,710
Transportation expense	2,728	1,303	—	4,031
General and administrative expense	23,613	1,437	—	25,050
Depreciation, depletion and amortization	82,191	110,031	—	192,222

Total costs and expenses	141,810	148,066	—	289,876

OPERATING INCOME	68,530	79,985	—	148,515
Earnings of Affiliates	72,103	—	(72,103)	—
Interest:
Income	486	—	—	486
Expense, net of amounts capitalized	(18,510)	(7,882)	—	(26,392)

Income before taxes	122,609	72,103	(72,103)	122,609
Provision for income taxes	(44,385)	—	—	(44,385)

NET INCOME	$78,224	$72,103	$(72,103)	$78,224

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2006
(In thousands)
(Unaudited)

		Subsidiary		Consolidated Mariner
	Parent Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil sales	$29,775	$33,481	$—	$63,256
Gas sales	53,822	72,610	—	126,432
Other revenues	778	—	—	778

Total revenues	84,375	106,091	—	190,466

Costs and Expenses:
Lease operating expense	12,175	16,569	—	28,744
Severance and ad valorem taxes	1,757	505	—	2,262
Transportation expense	1,201	553	—	1,754
General and administrative expense	6,947	630	—	7,577
Depreciation, depletion and amortization	34,064	48,352	—	82,416

Total costs and expenses	56,144	66,609	—	122,753

OPERATING INCOME	28,231	39,482	—	67,713
Earnings of Affiliates	35,719	—	(35,719)	—
Interest:
Income	237	—	—	237
Expense, net of amounts capitalized	(7,961)	(3,763)	—	(11,724)

Income before taxes	56,226	35,719	(35,719)	56,226
Provision for income taxes	(19,836)	—	—	(19,836)

NET INCOME	$36,390	$35,719	$(35,719)	$36,390

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

		Subsidiary	Consolidated Mariner
	Parent Company	Guarantors	Energy, Inc.
Net cash provided by operating activities	$129,880	$42,914	$172,794

Investing Activities:
Additions to properties and equipment	(266,853)	(137,822)	(404,675)
Proceeds from property conveyances	2,012	—	2,012
Purchase price adjustment	—	(20,808)	(20,808)

Net cash used in investing activities	(264,841)	(158,630)	(423,471)

Financing Activities:
Repayment of term note	(4,000)	—	(4,000)
Credit facility repayments, net	162,000	—	162,000
Debt and working capital acquired from Forest Energy Resources, Inc.	—	(176,200)	(176,200)
Proceeds from note offering	300,000	—	300,000
Repurchase of stock	(14,027)	—	(14,027)
Deferred offering costs	(12,343)	—	(12,343)
Net realized loss on derivative contracts acquired	—	(5,144)	(5,144)
Proceeds from exercise of stock options	709	—	709
Net activity in investments from subsidiaries	(297,060)	297,060	—

Net cash provided by financing activities	135,279	115,716	250,995

Increase in Cash and Cash Equivalents	318	—	318
Cash and Cash Equivalents at Beginning of Period	4,556	—	4,556

Cash and Cash Equivalents at End of Period	$4,874	$—	$4,874

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
     Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Forward-Looking Statements and Other Information” and “Risk Factors” in Item 1A of Part II of this Quarterly Report for a discussion of certain risk factors relating to the Company.
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
Recent Developments
     Material Gulf of Mexico Discovery — In October 2006, we announced a material conventional shelf discovery in the High Island 116 #5ST1 well, drilled to a total measured depth of 14,683 feet / 13,150 feet true vertical depth. The well encountered approximately 540 feet of net true vertical depth pay in 13 sands. We anticipate completion and initial production in the fourth quarter of 2006. High Island 116 is part of the Forest Gulf of Mexico operations we acquired in March 2006. We have a 100% working interest and an approximate 72% net revenue interest in the well.
Results of Operations
     Offshore— Mariner drilled six offshore wells in the third quarter 2006, all of which were successful. Information regarding the six successful wells is shown below:

				Expected date of
Well Name	Operator	Working Interest	Water Depth (Ft)	Initial Production	Location
GB 195 #1 (Zloty)	Mariner	70%	686 feet	TBD	Shelf
GB 244#2ST3 (Cottonwood)	Petrobras	20%	2,119 feet	1st Quarter 2007	Deepwater
EI 337 A10 (Mercury)	Devon	17%	268 feet	1st Quarter 2007	Shelf
HI 116 #5ST1	Mariner	100%	43 feet	4th Quarter 2006	Shelf
HI 46#1 ST1 (Green Pepper)	Mariner	31.5%	28 feet	4th Quarter 2006	Shelf
WC 132 #1 (Five Forks)	El Paso	20%	36 feet	TBD	Shelf
     Mariner has been successful in 17 of the 22 offshore wells drilled from January 1, 2006 through September 30, 2006. As of September 30, 2006 three offshore wells are currently drilling.
     In addition, Mariner has been awarded all six blocks on which it was the high bidder in the Minerals Management Service (MMS) OCS Oil and Gas Lease Sale 198 held on August 16, 2006. Our cost for the approximately 25,000 net acres covered by the six blocks is approximately $4.4 million.
     Onshore — In the third quarter of 2006, Mariner drilled 44 development wells in West Texas, all of which were successful. We currently have five rigs operating on our West Texas properties.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 and the Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Operating and Financial Results for the Three Months Ended September 30, 2006 Compared to the Three Months Ended
September 30, 2005 and the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Summary Operating Information:	2006	2005	2006	2005
	(In thousands except average sales prices and production volumes)
Net Production:
Oil (MBbls)	1,009	347	2,534	1,336
Natural Gas (MMcf)	16,630	3,985	39,298	14,508
Total (MMcfe)	22,686	6,067	54,503	22,521
Average daily production (MMcfe/d)	247	66	200	82
Average sales prices:
Oil (per Bbl) (1)	$62.68	$43.64	$59.58	$40.12
Natural gas (per Mcf) (1)	7.60	6.98	7.25	6.54
Total natural gas equivalent ($/Mcfe) (1)	8.36	7.08	8.00	6.59
Oil and gas revenues:
Oil sales (1)	$63,256	$15,144	$150,982	$53,579
Gas sales (1)	126,432	27,823	285,008	94,913
Total oil and gas revenues (1)	189,688	42,967	435,990	148,492
Other revenues	778	695	2,401	2,753
Lease operating expenses	28,744	5,887	62,863	17,678
Severance and ad valorem taxes	2,262	1,089	5,710	2,492
Transportation expenses	1,754	196	4,031	1,697
Depreciation, depletion and amortization	82,416	12,403	192,222	43,457
General and administrative expenses	7,577	11,326	25,050	26,726
Impairment of production equipment held for use	—	498	—	498
Net interest expense	11,487	1,714	25,906	4,720
Income before taxes	56,226	10,549	122,609	53,977
Provision for income taxes	19,836	3,606	44,385	18,414
Net Income	36,390	6,943	78,224	35,563

(1)	Includes the effects of hedging
     Production: Production for the third quarter and the first nine months of 2006 averaged 247 MMcfe per day (22.7 Bcfe total for the period) and 200 MMcfe per day (54.5 Bcfe total for the period), respectively, compared to average daily production of 66 MMcfe per day and 82 MMcfe per day for the third quarter and the first nine months of 2005 (6.1 Bcfe and 22.5 Bcfe total for the period, respectively). The increased production levels in the three and nine-month periods ended September 30, 2006 resulted primarily from the acquisition of the Forest assets. Production continued to be adversely affected by the 2005 hurricane season, resulting in shut-in production and startup delays.

We estimate that as of September 30, 2006, approximately 12 MMcfe per day of production remained shut-in and approximately 33 MMcfe per day of production had recommenced since June 30, 2006. The four deepwater projects that experienced startup delays have recommenced production. As a result of ongoing repairs to pipelines, facilities, terminals and host facilities, we expect most of the remaining shut-in production to recommence by the end of 2006 and the balance in 2007, except that an immaterial amount of production is not expected to recommence.
     Production in the Gulf of Mexico for the third quarter 2006 increased 369% to 20.3 Bcfe compared to 4.3 Bcfe for the third quarter 2005, while onshore production increased 35% to 2.3 Bcfe for the third quarter 2006 compared to 1.7 Bcfe for the third quarter 2005. Offshore production increased 167%, to 47.7 Bcfe from 17.9 Bcfe for the nine-month periods ended September 30, 2006 and 2005, respectively, while onshore production increased 46%, to 6.8 Bcfe from 4.7 Bcfe for the nine-month periods ended September 30, 2006 and 2005, respectively. Natural gas production comprised 73% and 72% of our total production for the third quarter and the first nine months of 2006, respectively, compared to 66% and 65% for the third quarter and the first nine months of 2005. The increase in the gas-to-oil ratio was primarily the result of the Forest Transaction.
     Oil and gas revenues: For the third quarter 2006, the Company generated total natural gas revenues of $126.4 million compared to $27.8 million for third quarter 2005. Total oil revenues for third quarter 2006 were $63.3 million, compared to $15.1 million in the third quarter 2005. Total oil and gas revenues increased approximately 341% to $189.7 million in the third quarter 2006 compared to $43.0 million in the third quarter 2005.
     Total oil and gas revenues increased 194%, to $436.0 million for the nine-month period ended September 30, 2006 compared to $148.5 million for the nine-month period ended September 30, 2005. Natural gas revenues were $285.0 million and $94.9 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Total oil revenues for the nine-month period ended September 30, 2006 were $151.0 million, compared to $53.6 million for the nine-month period ended September 30, 2005.
     Natural gas prices (excluding the effects of hedging) for the third quarter and the first nine months of 2006 averaged $6.92/Mcf and $7.05/Mcf, respectively, compared to $8.67/Mcf and $7.23/Mcf for the comparable periods of 2005. Oil prices (excluding the effects of hedging) for the third quarter and the first nine months of 2006 averaged $63.54/Bbl and $62.13/Bbl, respectively, compared to $60.33/Bbl and $50.17/Bbl for the comparable periods of 2005. The impact of hedges during the third quarter 2006 increased average natural gas pricing by $0.68/Mcf to $7.60/Mcf and reduced average oil pricing by $0.86/Bbl to $62.68/Bbl, resulting in a net recognized hedging gain of $10.4 million. For the first nine months of 2006, hedges increased average natural gas pricing by $0.20/Mcf to $7.25/Mcf and reduced average oil pricing by $2.55/Bbl to $59.58/Bbl, resulting in a net recognized hedging gain of $1.5 million.
     The cash activity on contracts settled for natural gas and oil produced during the three and nine-month periods ended September 30, 2006 was a $3.5 million gain and an $8.3 million loss, respectively. A $4.4 million and an $8.3 million non-cash gain was also recorded for the three and nine-month periods ended September 30, 2006 relating to the hedges acquired through the Forest transaction. Additionally, an unrealized gain of $2.5 million and $1.4 million was recognized for the three and nine-month periods ended September 30, 2006 related to the ineffective portion of open contracts that were not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price, which is NYMEX-based for oil and Henry Hub-based for gas, and the indexed price at the point of sale.
     Lease operating expenses (including workover expenses) for the third quarter 2006 were $28.7 million compared to $5.9 million in the third quarter 2005, and $62.9 million for the nine-month period ended September 30, 2006 compared to $17.7 million for the nine-month period ended September 30, 2005. The increase primarily was attributable to the consolidation of the Forest assets and increased costs attributable to the addition of new productive wells onshore. Lease operating costs rose to $1.27 per Mcfe in the third quarter 2006 from $0.97 per Mcfe in the third quarter 2005, and rose to $1.15 per Mcfe for the nine-month period ended September 30, 2006 compared to $0.78 per Mcfe for the nine-month period ended September 30, 2005. Continued shut-in production from the impact of the 2005 hurricanes contributed to the increased per-unit operating costs.
     Severance and ad valorem taxes were $2.3 million for the third quarter 2006 compared to $1.1 million for the third quarter 2005, and $5.7 million and $2.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase was primarily attributable to the consolidation of the Forest assets and the resulting increased production. Severance and ad valorem taxes were $0.10 per Mcfe in the third quarter 2006, a decrease of $0.08 Mcfe from $0.18 per Mcfe in the third quarter 2005. For the nine-month periods ended September 30, 2006 and 2005, severance and ad valorem taxes were $0.10 and $0.11 per Mcfe, respectively.
     Transportation expenses were $1.8 million or $0.08 per Mcfe for the third quarter 2006, compared to $0.2 million or $0.03 per Mcfe for the third quarter 2005. For the nine-month period ended September 30, 2006, transportation expenses were $4.0 million, or $0.07 Mcfe, compared to $1.7 million, or $0.08 per Mcfe, for the nine-month period ended September 30, 2005. The third quarter increase in transportation expenses per Mcfe primarily resulted from the consolidation of the Forest assets and lower offshore production in 2005. Year to date, transportation expenses per Mcfe remained comparable.
     Depreciation, depletion, and amortization (“DD&A”) expense increased 564% to $82.4 million from $12.4 million for the third quarters of 2006 and 2005, respectively and 342% to $192.2 million from $43.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase was a result of increased production due to the consolidation of the Forest assets, as well as an increase in the unit-of-production depreciation, depletion and amortization rate to $3.63 per Mcfe for the third quarter 2006 from $2.04 per Mcfe for the third quarter 2005. The rate increased to $3.53 per Mcfe from $1.93 per Mcfe for the nine-month periods ended September 30, 2006 and 2005, respectively. The per unit increase resulted primarily from the increase of offshore production to 88% of total production at September 30, 2006 as compared to 79% at September 30, 2005 because offshore assets have shorter estimated lives. Another factor for the rate increase was increased accretion of asset retirement obligations due to the consolidation of the Forest assets.
     General and administrative (“G&A”) expenses totaled $7.6 million and $25.1 million in the third quarter and for the first nine months of 2006, respectively, compared to $11.3 million and $26.7 million in the third quarter and the first nine months of 2005, respectively. For the third quarter and the first nine months of 2006, G&A expense includes charges for stock compensation expense of $1.1 million and $9.0 million, respectively, compared to $8.1 million and $17.6 million in the third quarter and in the first nine months of 2005, respectively. For the third quarter 2006, stock compensation expense related primarily to new restricted stock grants in 2006 with vesting periods of three to four years. For the first nine months of 2006, $6.6 million of compensation expense resulted from amortization of the cost of restricted stock granted at the closing of Mariner’s private equity placement in March 2005 and the remaining related to the amortization of new grants. The restricted stock related to Mariner’s private equity placement was fully vested in May 2006 and there will be no future charges related to those stock grants. The 2005 compensation expense relates solely to the amortization of the restricted stock granted under Mariner’s private equity placement. Included in the 2006 G&A expenses are severance, retention, relocation and transition costs related to the Forest Transaction of approximately $0.1 million and $2.6 million for the third quarter and the first nine months of 2006, respectively. Salaries and wages in the third quarter and the first nine months of 2006 increased by $4.6 million and $11.8 million, respectively, compared to year earlier periods. The increase was primarily the result of staffing additions related to the Forest Transaction. In addition, the first nine months of 2005 included $2.3 million in payments to our former stockholders to terminate a services agreement. Reported G&A expenses in the third quarter and the first nine months of 2006 are net of $4.4 million and $12.2 million, respectively, of overhead reimbursements billed or received from other working interest owners, compared to $0.7 million and $3.1 million for the comparable periods of 2005, respectively.
     Net interest expense increased 570% to $11.5 million from $1.7 million for the third quarter 2006 and 2005, respectively, and increased 449% to $25.9 million from $4.7 million for the nine-month period ended September 30, 2006 and 2005, respectively. This increase was primarily due to an increase in average debt levels to $570.0 million for third quarter 2006 compared to $78.3 million for third quarter 2005. Average debt levels were $420.2 million and $81.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increased debt was primarily the result of the issuance of $300 million of notes, the assumption of debt in the Forest Transaction and the use of our bank facility to finance capital expenditures in excess of cash flows. Additionally, the amendment and restatement of the credit facility on March 2, 2006 was treated as an extinguishment of debt for accounting purposes, and resulted in a charge of $1.2 million to interest expense.
     Income before income taxes increased to $56.2 million for the third quarter 2006 compared to $10.5 million for the third quarter 2005 and to $122.6 million from $54.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively. This increase was primarily the result of higher operating income attributed to the Forest assets.
     Provision for income taxes had an effective tax rate of 35.3% and 36.2% for the three and nine months ended September 30, 2006, respectively, as compared to an effective tax rate of 34.2% and 34.1% for the comparable periods of 2005. The increase in the effective tax rate for the nine months ended September 30, 2006 is primarily a result of the Texas Margins tax, which was enacted during the second quarter of 2006 for all properties residing in Texas. Excluding the effects of the Texas Margins tax, the effective rate would have been 35% for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     Cash Flows and Liquidity
          Secured Bank Credit Facility — In connection with the Forest Transaction, we amended and restated our existing secured credit facility on March 2, 2006 to, among other things, increase maximum credit availability to $500 million for revolving loans, including up to $50 million in letters of credit, subject to a borrowing base; add an additional dedicated $40 million letter of credit facility that does not affect the borrowing base; and add MERI as a co-borrower. The revolving credit facility will mature on March 2, 2010, and the $40 million letter of credit facility will mature on March 2, 2009.
          At September 30, 2006, the borrowing base in effect under our revolving credit facility was $362.5 million, and we had approximately $328.6 million in advances then outstanding, including two letters of credit for $4.2 million and $10.4 million required for plugging and abandonment obligations at certain of our offshore fields. In October 2006, the borrowing base was increased to $450 million, subject to redetermination or adjustment.
          During the third quarter of 2006, we utilized our revolving credit facility to fund capital expenditures incurred in excess of our cash flows, including hurricane repairs. Although we expect to fund exploration and development capital expenditures in the fourth quarter of 2006 from internally generated cash flows, the credit facility may be utilized for such expenditures exceeding current projections and for acquisitions.
          The $40 million letter of credit facility was used to obtain a letter of credit in favor of Forest to secure performance of our obligation to drill and complete 150 wells under an existing drill-to-earn program and is not included as a use of the borrowing base. This letter of credit will reduce periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that are drilled and completed. The first reduction of approximately $4.3 million occurred in October 2006 based upon the 83 wells drilled and completed as of September 30, 2006. We expect additional reductions based upon quarterly drilling activity, with the next reduction anticipated in January 2007.
          Exchange Offer for Senior Unsecured Notes due 2013—On April 24, 2006, we sold and issued to eligible purchasers $300 million aggregate principal amount of our 7 1/2% senior notes due 2013 pursuant to Rule 144A under the Securities Act. Under an Exchange and Registration Rights Agreement executed on April 24, 2006 relating to the notes, we agreed to:
•	file a registration statement within 180 days after the closing date of the offering enabling holders of notes to exchange the privately placed notes for publicly registered notes with substantially identical terms;

•	use our reasonable best efforts to cause the registration statement to become effective within 270 days after the closing date of the offering and to complete the exchange offer within 360 days after the closing of the offering; and

•	file a shelf registration statement for the resale of the Notes if we cannot effect an exchange offer within the time periods listed above and in other circumstances.
     If we fail to comply with our obligations to register the notes within the specified time periods, we will be required to pay special interest on the notes. In September 2006, we filed a registration statement with the SEC covering an offer to exchange the privately placed notes for registered notes with substantially identical terms. The SEC declared the registration statement effective in October 2006. We anticipate completing the exchange offer in November 2006.
     Costs associated with the Notes offering were approximately $8.5 million, excluding discounts of $3.8 million.
     Cash Flows — Net cash flows from operations increased by $37.4 million to $172.8 million from $135.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase was primarily due to increased operating revenues attributable to the Forest assets acquired.
     Net cash flows used for investing activities increased to $423.5 million from $142.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively, due to increased capital expenditures of $117.4 million primarily related to our King Kong and Pluto deepwater projects as well as development drilling in our West Texas fields and the $70.9 million acquisition of BP’s interests in West Cameron 110/111.
     Net cash provided by financing activities was $251.0 million for the nine-month period ended September 30, 2006 compared to net cash provided by financing activities of $8.7 million for the same period in 2005. Financings in 2006 were primarily used to fund the Forest Transaction, the West Cameron acquisition and capital expenditures in excess of current cash flows. Mariner also paid the remaining balance of the JEDI term note on March 2, 2006.
     Capital Expenditures — During the nine months ended September 30, 2006, we incurred about $434.0 million in capital expenditures for exploration and development activities, with about 39% ($169.1 million) associated with exploration drilling and activities and 61% ($264.9 million) associated with development activities (of which about $39.5 million was onshore). In addition, we expended about $70.9 million on acquisitions (West Cameron 110/111) and an additional $12.1 million on capitalized overhead and other corporate items. Non-cash capital expenditure accruals of $92.3 million are a component of working capital changes in the statement of cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market Risk — Our primary market risk exposure continues to be the prices applicable to our natural gas and oil production. Our sales price is primarily driven by the prevailing market price, which historically, has been unpredictable and volatile. Commodity prices are currently at or near historical highs and may fluctuate and decline significantly in the future. Although we attempt to mitigate the impact of price declines and provide for a more predictable cash flows through our hedging strategy, a substantial or extended decline in oil and natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of natural gas and oil reserves that we can economically produce and our access to capital. Conversely, the use of derivative instruments also can prevent us from realizing the full benefit of upward price movements.
     Commodity Prices and Related Hedging Activities — The energy markets have historically been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. If an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices from time to time primarily through the use of commodity price sway agreements and costless collar arrangements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark to market change in fair value is recognized in the income statement. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values we report in our financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.
     The cash activity on contracts settled for natural gas and oil produced during the three and nine-month periods ended September 30, 2006 was a $3.5 million gain and an $8.3 million loss, respectively. A $4.4 million and an $8.3 million non-cash gain was also recorded for the three and nine-month periods ended September 30, 2006 relating to the hedges acquired through the Forest transaction. Additionally, an unrealized gain of $2.5 million and $1.4 million was recognized for the three and nine-month periods ended September 30, 2006 related to the ineffective portion of open contracts that were not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price, which is NYMEX-based for oil and Henry Hub-based for gas, and the indexed price at the point of sale.
     As of September 30, 2006, Mariner had the following hedge contracts outstanding:

			September 30,
			2006 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
October 1—December 31, 2006	644,920	$72.24	$5.1
Natural Gas (MMbtus)
October 1—December 31, 2006	9,315,000	7.97	20.9
January 1—December 31, 2007	15,846,323	9.68	31.7
January 1—September 30, 2008	3,059,689	9.58	4.3

Total			$62.0

     As of September 30, 2006, the Company had the following costless collars outstanding:

				September 30,
				2006 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
October 1—December 31, 2006	63,480	$32.65	$41.52	$(1.4)
January 1—December 31, 2007	2,032,689	59.84	84.21	(1.0)
January 1—December 31, 2008	1,195,495	61.66	86.80	2.7
Natural Gas (MMbtus)
October 1—December 31, 2006	1,851,960	5.78	7.85	0.9
January 1—December 31, 2007	14,106,750	6.87	11.82	1.7
January 1—December 31, 2008	12,347,000	7.83	14.60	9.1

Total				$12.0

     As of November 3, 2006, there were no hedging transactions entered into subsequent to September 30, 2006. The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
     Interest Rate Market Risk — Borrowings under our revolving credit facility mature on March 2, 2010, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. For the nine-month period ended and the three-month period ended September 30, 2006, the interest rate on our outstanding bank debt averaged 7.16% and 7.66%, respectively. If the balance of our bank debt at September 30, 2006 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.4 million per quarter or $1.1 million for the nine-month period ended September 30, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including the Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of September 30, 2006 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
     During the three-month period ended September 30, 2006, there were no changes that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “will,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural disasters such as hurricanes, fires, floods and other catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness;

•	our merger with Forest Energy Resources, including strategic plans, expectations and objectives for future operations, and the realization of expected benefits from the transaction; and

•	disruption from the merger with Forest Energy Resources making it more difficult to manage our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
July 1, 2006 to July 31, 2006 (1)	164	$17.32	—	—
August 1, 2006 to August 31, 2006	—	—	—	—
September 1, 2006 to September 30, 2006	—	—	—	—
Total	164	$17.32	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.
Item 5. Other Information.
UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
     The merger between a subsidiary of Mariner and Forest Energy Resources, Inc. was consummated on March 2, 2006. Accordingly, the consolidated balance sheet included in this Quarterly Report reflects the financial position of the combined company at September 30, 2006 and the consolidated statement of operations for the three-month period ended September 30, 2006 reflects the results of operations of the combined company. The following unaudited pro forma combined statement of operations and explanatory notes present how the combined statement of operations of Mariner and the Forest Gulf of Mexico operations may have appeared had the businesses actually been combined as of January 1, 2006 for the nine-month period ended September 30, 2006. The merger agreement was executed on September 9, 2005 and provided for Mariner to issue approximately 50.6 million shares of common stock as consideration to Forest Energy Resources, Inc. common stockholders.
     The unaudited pro forma combined statement of operations has been derived from the historical consolidated statement of operations of Mariner and the statements of revenues and direct operating expenses of Forest Energy Resources, Inc. The statements of revenues and direct operating expenses of the Forest Gulf of Mexico operations do not include all of the costs of doing business. The historical Mariner information presented in the unaudited pro forma combined statement of operations for the nine months ended September 30, 2006 excludes the activity related to the Forest assets as the merger was consummated on March 2, 2006.
     The unaudited pro forma combined statement of operations is for illustrative purposes only. The financial results may have been different had the Forest Gulf of Mexico operations been an independent company and had the companies always been combined. You should not rely on the unaudited pro forma combined condensed financial information as being indicative of the historical results that would have been achieved had the merger occurred in the past or the future financial results that Mariner will achieve after the merger. Please see Footnote 3, “Acquisitions” in Part I, Item 1 of this Quarterly Report for further discussion of the purchase price allocation.

Mariner Energy, Inc.
Unaudited Pro Forma Combined Statement of Operations
For the Nine-Month Period Ended September 30, 2006
(In thousands, except share data)

		Forest
		Energy			Mariner
	Mariner	Resources,	Merger		Pro Forma
	Historical(1)	Inc.(2)	Adjustments(3)		Combined
Revenues	$213,988	$291,885			$505,873
Costs and Expenses
Lease Operating Expenses	27,089	51,765			78,854
Severance and ad valorem taxes	5,205	1,203			6,408
Transportation Expenses	2,728	1,458			4,186
G&A Expenses	23,872	809		(4)	24,681
DD&A	82,194		136,797	(5)	218,991

Total Costs and Expenses	141,088	55,235	136,797		333,120

Operating Income	72,900	236,650	(136,797)		172,753
Interest:
Income	487				487
Expense	(17,693)		(10,786	)(6)	(28,479)

Income before taxes	55,694	236,650	(147,583)		144,761
Provision for income taxes	(20,966)	—	(31,173	)(7)	(52,139)

Net Income	$34,728	$236,650	$(178,756)		$92,622

Earnings per Share:
Net income per share — basic	$1.02				$1.09
Net income per share — diluted	1.00				1.09
Weighted average shares outstanding — basic	34,133,279		50,637,010		84,770,289
Weighted average shares outstanding — diluted	34,557,697		50,687,850		85,245,547

(1)	The Historical Mariner presented excludes the activity related to the Forest assets as the merger was consummated on March 2, 2006.

(2)	The Forest Gulf of Mexico operations historically have been operated as part of Forest’s total oil and gas operations. No historical GAAP-basis financial statements exist for the Forest Gulf of Mexico operations on a stand-alone basis; however, statements of revenues and direct operating expenses are presented for the nine months ended September 30, 2006.

(3)	Transaction costs consisting of accounting, consulting and legal fees are anticipated to be approximately $10.3 million. These costs are directly attributable to the transaction and have been excluded from the pro forma financial statements as they represent material nonrecurring charges.

(4)	The pro forma general and administrative expenses do not include costs associated with the Forest Gulf of Mexico assets. Mariner believes the overhead costs associated with these operations in 2006 will approximate $6.4 million, net of capitalized amounts.

(5)	To adjust depreciation, depletion and amortization expense to give effect to the acquisition of the Forest Gulf of Mexico operations and their step-up in value using the unit of production method under the full cost method of accounting.

(6)	To adjust interest expense to give effect to the financing activities in connection with the organization of Forest Energy Resources, Inc. assuming an interest rate of 6.375% based on the terms of the senior bank credit facility obtained by Forest Energy Resources, Inc. The interest rates used reflect 30-day LIBOR plus 1.50%, or 6.375% as of September 30, 2006. A change in interest rates of approximately 10% would result in a change in pro forma combined interest of approximately $0.9 million at September 30, 2006.

(7)	To record income tax expense on the combined company results of operations based on a statutory federal tax rate of 35%.

Item 6. Exhibits

Number	Description
2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.2*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.4*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.5*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.6*	Credit Agreement among Mariner Energy Inc., the Lenders party thereto and Union Bank of California, N.A., dated as of March 2, 2004 (incorporated by reference to Exhibit 10.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.7*	Amendment No. 1 and Assignment Agreement among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2004 (incorporated by reference to Exhibit 10.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

Number	Description
4.8*	Waiver and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Union Bank of California, N.A. and the Lenders party thereto, dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.9*	Amendment No. 2 and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of February 7, 2005 (incorporated by reference to Exhibit 10.4 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.10*	Amendment No. 3 and Consent among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of March 3, 2005 (incorporated by reference to Exhibit 10.5 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.11*	Amendment No. 4 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2005 (incorporated by reference to Exhibit 4.10 to Mariner’s Form 10-Q filed on May 12, 2006.)

4.12*	Amendment No. 5 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of August 5, 2005 (incorporated by reference to Exhibit 4.11 to Mariner’s Form 10-Q filed on May 12, 2006.).

10.1*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.2*	Consulting Agreement between Mariner Energy, Inc. and Ricky G. Lester, dated effective August 16, 2006 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on August 17, 2006).

10.3*	Employment Agreement, by and between Mariner Energy, Inc. and John H. Karnes, dated as of October 16, 2006 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on October 18, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2006.

Mariner Energy, Inc.
By:	/s/ Scott D. Josey
Name: Scott D. Josey
Title: Chairman of the Board, Chief Executive Officer and President

By:	/s/ John H. Karnes
Name: John H. Karnes
Title: Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Number	Description
2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.2*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.4*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.5*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.6*	Credit Agreement among Mariner Energy Inc., the Lenders party thereto and Union Bank of California, N.A., dated as of March 2, 2004 (incorporated by reference to Exhibit 10.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.7*	Amendment No. 1 and Assignment Agreement among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2004 (incorporated by reference to Exhibit 10.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.8*	Waiver and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Union Bank of California, N.A. and the Lenders party thereto, dated December 29, 2004 (incorporated

Number	Description
by reference to Exhibit 10.3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.9*	Amendment No. 2 and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of February 7, 2005 (incorporated by reference to Exhibit 10.4 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.10*	Amendment No. 3 and Consent among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of March 3, 2005 (incorporated by reference to Exhibit 10.5 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.11*	Amendment No. 4 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2005 (incorporated by reference to Exhibit 4.10 to Mariner’s Form 10-Q filed on May 12, 2006.)

4.12*	Amendment No. 5 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of August 5, 2005 (incorporated by reference to Exhibit 4.11 to Mariner’s Form 10-Q filed on May 12, 2006.).

10.1*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.2*	Consulting Agreement between Mariner Energy, Inc. and Ricky G. Lester, dated effective August 16, 2006 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on August 17, 2006).

10.3*	Employment Agreement, by and between Mariner Energy, Inc. and John H. Karnes, dated as of October 16, 2006 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on October 18, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.