Form 10-Q
period 2007-03-31
MARINER ENERGY INC
filed 2007-05-15
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of May 10, 2007, there were 87,131,044 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Condensed Consolidated Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$6,311	$9,579
Receivables, net of allowances of $1,393 and $726 as of March 31, 2007 and December 31, 2006, respectively	156,513	149,692
Insurance receivables	68,059	61,001
Derivative asset	16,544	54,488
Prepaid seismic	23,637	20,835
Prepaid expenses and other	14,458	12,846

Total current assets	285,522	308,441
Property and Equipment:
Proved oil and gas properties, full-cost method	2,501,165	2,345,041
Unproved properties, not subject to amortization	64,405	40,246

Total Oil and Gas Properties	2,565,570	2,385,287
Other property and equipment	13,627	13,512
Accumulated depreciation, depletion and amortization	(481,177)	(386,737)

Total property and equipment, net	2,098,020	2,012,062
Restricted cash	—	31,830
Goodwill	288,504	288,504
Derivative asset	7,863	17,153
Other Assets, net of amortization	25,659	22,163

TOTAL ASSETS	$2,705,568	$2,680,153

Current Liabilities:
Accounts payable	$2,768	$1,822
Accrued liabilities	85,151	74,880
Accrued capital costs	129,902	99,028
Deferred income tax	1,368	26,857
Derivative liability	8,574	—
Abandonment liability	36,471	29,660
Accrued interest	12,074	7,480

Total current liabilities	276,308	239,727
Long-Term Liabilities:
Abandonment liability	183,181	188,310
Derivative liability	183	—
Deferred income tax	285,978	262,888
Long term debt, bank credit facility	314,000	354,000
Long term debt, senior unsecured notes	300,000	300,000
Other long-term liabilities	37,762	32,637

Total long-term liabilities	1,121,104	1,137,835
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 86,361,162 shares issued and outstanding at March 31, 2007; 180,000,000 shares authorized, 86,375,840 shares issued and outstanding at December 31, 2006	9	9
Additional paid-in-capital	1,045,535	1,043,923
Accumulated other comprehensive income	8,843	43,097
Accumulated retained earnings	253,769	215,562

Total stockholders’ equity	1,308,156	1,302,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,705,568	$2,680,153

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Oil	$60,451	$30,182
Natural gas	140,532	44,156
Natural gas liquids	9,149	5,234
Other revenues	1,333	688

Total revenues	211,465	80,260

Costs and Expenses:
Lease operating expense	34,756	11,491
Severance and ad valorem taxes	2,990	1,691
Transportation expense	1,902	730
General and administrative expense	10,141	10,509
Depreciation, depletion and amortization	98,634	32,824

Total costs and expenses	148,423	57,245

OPERATING INCOME	63,042	23,015
Other Income (Expense):
Interest income	291	115
Interest expense, net of amounts capitalized	(12,347)	(6,007)
Other	5,431	—

Income before taxes	56,417	17,123
Provision for income taxes	(18,210)	(5,993)

NET INCOME	$38,207	$11,130

Earnings per share:
Net income per share—basic	$0.45	$0.22
Net income per share—diluted	$0.45	$0.21
Weighted average shares outstanding—basic	85,515,561	49,615,479
Weighted average shares outstanding—diluted	85,704,529	51,844,610
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006
Operating Activities:
Net income	$38,207	$11,130
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	17,960	5,993
Depreciation, depletion and amortization	99,440	34,356
Ineffectiveness of derivative instruments	2,148	—
Stock compensation	1,567	6,427
Changes in operating assets and liabilities:
Receivables	(7,501)	7,251
Insurance receivables	(7,058)	—
Prepaid expenses and other	(1,612)	(18,169)
Other assets	(83)	(5,900)
Accounts payable and accrued liabilities	10,561	25,419

Net cash provided by operating activities	153,629	66,507

Investing Activities:
Additions to properties and equipment	(148,790)	(78,863)
Property conveyances	18	—
Purchase price adjustment	—	(20,808)
Restricted cash designated for investment	31,830	—

Net cash used in investing activities	(116,942)	(99,671)

Financing Activities:
Repayment of term note	—	(4,000)
Credit facility (repayments) borrowings, net	(40,000)	214,200
Debt and working capital acquired from Forest Energy Resources, Inc.	—	(176,200)
Proceeds from exercise of stock options	45	22

Net cash (used in) provided by financing activities	(39,955)	34,022

(Decrease) Increase in Cash and Cash Equivalents	(3,268)	858
Cash and Cash Equivalents at Beginning of Period	9,579	4,556

Cash and Cash Equivalents at End of Period	$6,311	$5,414

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
     Interim Financial Statements — The accompanying unaudited consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. Our balance sheet at December 31, 2006 is derived from the December 31, 2006 audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements included herein should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Use of Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant financial estimates are based on remaining proved natural gas and oil reserves. Estimates of proved reserves are key components of our depletion rate for natural gas and oil properties, our unevaluated properties and our full cost ceiling test. In addition, estimates are used in computing taxes, preparing accruals of operating costs and production revenues, asset retirement obligations, fair value and effectiveness of derivative instruments and fair value of stock options and the related compensation expense. Because of the inherent nature of the estimation process, actual results could differ materially from these estimates.
     Principles of Consolidation — Our consolidated financial statements as of March 31, 2007 and December 31, 2006 include our accounts and the accounts of our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.
     Reclassifications — Certain prior year amounts have been reclassified to conform to current year presentation.
     Income Taxes — Our provision for taxes includes both federal and state taxes. The Company records its federal income taxes using an asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be recovered.
     Recent Accounting Pronouncements — During February 2007, Financial Accounting Standards Board (“FASB”) issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are evaluating the impact that this standard will have on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided a company has not yet issued financial statements, including for interim periods, for that fiscal year. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operation, or cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.
     The Company is subject to the provisions of FIN 48 as of January 1, 2007. As of the adoption date, Mariner did not have a gross tax-affected unrecognized tax benefit and does not reasonably estimate that to change significantly within the next 12 months. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
     The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return filing in Texas as “major” tax jurisdictions.
     The periods subject to examination for the Company’s federal return are the years 2003 through 2006. The tax years 1999, 2000 and 2002 are subject to adjustment to the extent of net operating losses generated in those years. In the first quarter of 2007, the Texas Comptroller of Public Accounts performed a tax audit for the years 2004 through 2006. The Company’s Texas tax filing positions and deductions were sustained on audit, therefore, no reserves for uncertain income tax positions were recorded pursuant to FIN 48.
     Interest on unrecognized tax benefits, if incurred, would be reported in interest expense. Penalties, if incurred, would be recorded in earnings before taxes.
2. Acquisitions and Dispositions
     Forest Gulf of Mexico Operations — On March 2, 2006, a subsidiary of the Company completed a merger transaction with Forest Energy Resources, Inc. (the “Forest Merger”). Prior to the consummation of the Forest Merger, Forest Oil Corporation (“Forest”) transferred and contributed the assets of, and certain liabilities associated with, its offshore Gulf of Mexico operations to Forest Energy Resources, Inc. Immediately prior to the Forest Merger, Forest distributed all of the outstanding shares of Forest Energy Resources, Inc. to Forest shareholders on a pro rata basis. Forest Energy Resources, Inc. then merged with a newly formed subsidiary of Mariner, became a new wholly owned subsidiary of Mariner and changed its name to Mariner Energy Resources, Inc. (“MERI”). Immediately following the Forest Merger, approximately 59% of Mariner common stock was held by shareholders of Forest and approximately 41% of Mariner common stock was held by the pre-Forest Merger stockholders of Mariner.
     To acquire MERI, Mariner issued 50,637,010 shares of its common stock to the shareholders of Forest Energy Resources, Inc. The aggregate consideration was valued at $890.0 million, comprised of $3.8 million in pre-Forest Merger costs and $886.2 million in common stock, based on the closing price of the Company’s common stock of $17.50 per share on September 12, 2005 (which was the date that the terms of the acquisition were announced).
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
     The purchase price allocation has been finalized. In 2006, we recorded a $27.1 million goodwill adjustment primarily related to insurance receivables and deferred taxes. In April 2006, Mariner made a preliminary cash payment of $20.8 million to Forest pursuant to the distribution agreement that was part of the merger documentation. The payment reduced current liabilities. Carryover basis accounting applies for tax purposes.
     On March 2, 2006, Mariner and MERI entered into a $500 million bank credit facility and an additional $40 million senior secured letter of credit. Please refer to Note 3, “Long Term Debt” for further discussion of the amended and restated bank credit facility.
     Interest in Cottonwood — On December 1, 2006, we completed the sale of our 20% interest in the Garden Banks 244 (Cottonwood) project to Petrobras America, Inc., for $31.8 million. The sale was effective November 1, 2006 and represented approximately 6.6 Bcfe of proved reserves. Proceeds from the sale were deposited in trust with a qualified intermediary to preserve our ability to reinvest them in a tax-deferred, like-kind exchange transaction for federal income tax purposes. Inasmuch as we elected not to identify replacement like-kind property to facilitate the exchange, proceeds and related interest totaling $32.0 million were disbursed to us on January 19, 2007 and used to repay borrowings under our bank credit facility. No gain was recorded on this disposition.
3. Long-Term Debt
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
     Amendments of Bank Credit Facility — In connection with the Forest Merger, the Company amended and restated its existing bank credit facility on March 2, 2006 to, among other things, increase maximum credit availability to $500 million for revolving loans, including up to $50 million in letters of credit, with a $400 million borrowing base as of that date; add an additional dedicated $40 million letter of credit that does not affect the borrowing base; and add MERI as a co-borrower. The bank credit facility will mature on March 2, 2010, and the $40 million letter of credit will mature on March 2, 2009. The Company used borrowings under its bank credit facility to facilitate the Forest Merger and to retire existing debt, and it may use borrowings in the future for general corporate purposes. The $40 million letter of credit was obtained in favor of Forest to secure the Company’s performance of its obligations to drill and complete 150 wells under an existing drill-to-earn program and is not included as a use of the borrowing base. This letter of credit will reduce periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that are drilled and completed. As of March 31, 2007, 118 wells had been drilled and completed. The letter of credit balance as of March 31, 2007 was $21.9 million, and has been reduced to $17.1 million effective May 1, 2007.
     At March 31, 2007, the Company had approximately $314.0 million in advances outstanding under its bank credit facility and four outstanding letters of credit totaling $16.3 million, of which $14.6 million is required for plugging and abandonment obligations at certain of its offshore fields. The outstanding principal balance of loans under the bank credit facility may not exceed the borrowing base. If the borrowing base falls below the outstanding balance under the bank credit facility, the Company will be required to prepay the deficit, pledge additional unencumbered collateral, repay the deficit and cash collateralize certain letters of credit, or effect some combination of such prepayment, pledge and repayment and collateralization. Effective March 22, 2007, the borrowing base was reaffirmed at $450 million, subject to redetermination or adjustment.
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
     The Company was in compliance with the financial covenants under the bank credit facility as of March 31, 2007.
     As of March 31, 2007 and December 31, 2006, $314.0 million and $354.0 million, respectively, was outstanding under the bank credit facility, and the weighted average interest rate was 7.04% and 7.29%, respectively.
     The Company must pay a commitment fee of 0.25% to 0.375% per year on the unused availability under the bank credit facility.
     7 1/2% Senior Notes due 2013 — On April 24, 2006, the Company sold and issued to eligible purchasers $300 million aggregate principal amount of its 7 1/2% Senior Notes due 2013 (the “7 1/2% Notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 7 1/2% Notes were priced to yield 7.75% to maturity. Net proceeds, after deducting initial purchasers’ discounts and commissions and offering expenses, were approximately $287.9 million. Mariner used the net proceeds of the offering to repay debt under the bank credit facility. The issuance of the 7 1/2% Notes was a qualifying bond issuance under Mariner’s bank credit facility and resulted in an automatic reduction of its borrowing base to $362.5 million as of April 24, 2006. On November 9, 2006, the Company replaced the original Notes issued in the private placement with new Notes with identical terms and tenor through an exchange offer registered under the Securities Act of 1933.
     The 7 1/2% Notes are senior unsecured obligations of the Company, rank senior in right of payment to any future subordinated indebtedness, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness and are effectively subordinated in right of payment to the Company’s senior secured indebtedness, including its obligations under its bank credit facility, to the extent of the collateral securing such indebtedness, and to all existing and future indebtedness and other liabilities of any non-guarantor subsidiaries.
     The 7 1/2% Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under the Company’s bank credit facility, to the extent of the collateral securing such indebtedness.
     Interest on the 7 1/2% Notes is payable on April 15 and October 15 of each year. The 7 1/2% Notes mature on April 15, 2013. There is no sinking fund for the 7 1/2% Notes.
     The Company may redeem the 7 1/2% Notes at any time prior to April 15, 2010 at a price equal to the principal amount redeemed plus a make-whole premium, using a discount rate of the Treasury rate plus 0.50% and accrued but unpaid interest. Beginning on April 15 of the years indicated below, the Company may redeem the 7 1/2% Notes from time to time, in whole or in part, at the prices set forth below (expressed as percentages of the principal amount redeemed) plus accrued but unpaid interest:
2010 at 103.750%

2011 at 101.875%
2012 and thereafter at 100.000%
     In addition, prior to April 15, 2009, the Company may redeem up to 35% of the 7 1/2% Notes with the proceeds of equity offerings at a price equal to 107.50% of the principal amount of the 7 1/2% Notes redeemed. If the Company experiences a change of control (as defined in the indenture governing the 7 1/2% Notes), subject to certain exceptions, the Company must give holders of the 7 1/2% Notes the opportunity to sell to the Company their Notes, in whole or in part, at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and liquidated damages to the date of purchase.
     The Company and its restricted subsidiaries are subject to certain negative covenants under the indenture governing the 7 1/2% Notes. The indenture governing the 7 1/2% Notes limits the Company’s and each of its restricted subsidiaries’ ability to, among other things:
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
     Costs associated with the 7 1/2% Notes offering were approximately $8.5 million, excluding discounts of $3.8 million.
     JEDI Term Promissory Note — On March 2, 2004, the Company issued a $10 million term promissory note to Joint Energy Development Investments Limited Partnership (“JEDI”) as a part of consideration in a merger that resulted in JEDI’s disposition of its ownership interest in the Company’s indirect parent. The note matured on March 2, 2006, and bore interest, payable in kind at our option, at a rate of 10% per annum until March 2, 2005, and 12% per annum thereafter unless paid in cash in which event the rate remained 10% per annum. We chose to pay interest in cash rather than in kind. The JEDI note was secured by a lien on three of the Company’s non-proven, non-producing properties located in the Outer Continental Shelf of the Gulf of Mexico. The Company could offset against the note the amount of certain claims for indemnification that could be asserted against JEDI under the terms of the merger agreement. The JEDI term promissory note contained customary events of default, including the occurrence of an event of default under the Company’s bank credit facility. In March 2005, the Company repaid $6.0 million of the note utilizing proceeds from the private equity placement in March 2005. The $4.0 million balance remaining on the JEDI note was repaid in full on its maturity date of March 2, 2006.
     Cash Interest Expense — Cash paid for interest was $6.7 million and $3.5 million for the three-month periods ending March 31, 2007 and 2006, respectively.
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
4. Oil and Gas Properties
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
     At the end of each quarter, a full-cost ceiling limitation calculation is made whereby net capitalized costs related to proved and unproved properties less related deferred income taxes may not exceed a ceiling amount equal to the present value discounted at 10% of estimated future net revenues from proved reserves plus the lower of cost or fair value of unproved properties less estimated future production and development costs and related income tax expense. The full-cost ceiling limitation is calculated using natural gas and oil prices in effect as of the balance sheet date and is adjusted for “basis” or location differential. Price is held constant over the life of the reserves. We use derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge against the volatility of natural gas prices and, in accordance with SEC guidelines, we include estimated future cash flows from our hedging program in our ceiling test calculation. If net capitalized costs related to proved properties less related deferred income taxes were to exceed the ceiling amount, the excess would be charged to expense. Additional guidance was provided in Staff Accounting Bulletin No. 47, Topic 12(D)(c)(3), primarily regarding the use of cash flow hedges, asset retirement obligations, and the effect of subsequent events on the ceiling test calculation. Once incurred, a write-down is not reversible at a later date.
5. Accrual for Future Abandonment Costs
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
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation.

(In millions)
Abandonment liability as of December 31, 2006 (1)	$218.0
Liabilities Incurred	0.5
Liabilities Settled	(3.4)
Accretion Expense	4.4
Revisions to previous estimates	0.2

Abandonment Liability as of March 31, 2007 (2)	$219.7

(1)	Includes $29.7 million classified as a current accrued liability at December 31, 2006.

(2)	Includes $36.5 million classified as a current accrued liability at March 31, 2007.
6. Stockholders’ Equity
     Equity Participation Plan — We adopted an Equity Participation Plan, as amended, that provided for the one-time grant at the closing of our private equity placement on March 11, 2005 of 2,267,270 restricted shares of our common stock to certain of our employees. No further grants will be made under the Equity Participation Plan, although persons who received such a grant are eligible for future awards of restricted stock or stock options under our Stock Incentive Plan, as amended or restated from time to time, described below. We intended the grants of restricted stock under the Equity Participation Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common stock. Therefore, Equity Participation Plan grantees did not pay any consideration for the common stock they received, and we received no remuneration for the stock. As a result of closing the Forest Merger, all shares of restricted stock granted under the Equity Participation Plan vested as follows: (i) the 463,656 shares of restricted stock held by non-executive employees vested on March 2, 2006, and (ii) the 1,803,614 shares of restricted stock held by executive officers vested on May 31, 2006 pursuant to an agreement, made in exchange for a cash payment of $1,000 to each officer, that his or her shares of restricted stock would not vest before the later of March 11, 2006 or 90 days after the effective date of the Forest Merger. The Equity Participation Plan expired upon the vesting of all shares granted thereunder. Stock could be withheld by us upon vesting to satisfy our tax withholding obligations with respect to the vesting of the restricted stock. Participants in the Equity Participation Plan had the right to elect to have us withhold and cancel shares of the restricted stock to satisfy our tax withholding obligations. In such events, we would be required to pay any tax withholding obligation in cash. As a result of such participant elections, we withheld an aggregate 807,376 shares that otherwise would have remained outstanding upon vesting of the restricted stock, reducing the aggregate outstanding vested stock grants made under the Equity Participation Plan to 1,459,894 shares. The 807,376 shares withheld became treasury shares that were retired and restored to the status of authorized and unissued shares of common stock, and the Company’s capital was reduced by an amount equal to the $.0001 par value of the retired shares. We paid in cash the associated withholding taxes of $14.0 million, of which $3.3 million and $10.7 million were paid in the first and second quarter of 2006, respectively.
     Stock Incentive Plan — We adopted a Stock Incentive Plan that became effective March 11, 2005, was amended and restated on March 2, 2006, further amended on March 16, 2006, and amended and restated on February 6, 2007. Awards to participants under the Stock Incentive Plan may be made in the form of incentive stock options (ISOs), non-qualified stock options or restricted stock. The participants to whom awards are granted, the type or types of awards granted to a participant, the number of shares covered by each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors or a committee thereof. A total of 6,500,000 shares of Mariner’s common stock is subject to the Stock Incentive Plan. No more than 2,850,000 shares issuable upon exercise of options or as restricted stock can be issued to any individual. Unless sooner terminated, no award may be granted under the Stock Incentive Plan after October 12, 2015.
     During the three months ended March 31, 2007, no options or shares of restricted common stock under the Stock Incentive Plan were granted. As of March 31, 2007, 818,922 shares of unvested restricted common stock and options to purchase 707,920 shares of the Company’s common stock remained outstanding under the Stock Incentive Plan, of which 526,589 were presently exercisable. As of March 31, 2007, 4,880,706 shares remained available for future issuance to participants under the Stock Incentive Plan. During the three months ended March 31, 2007, 48,608 shares of restricted stock vested, resulting in withholding tax obligations. Plan participants can elect to have us withhold and cancel shares of restricted stock to satisfy the associated tax withholding obligations. In such event, we would be required to pay any tax withholding obligation in cash. As a result of such participant elections, we withheld an aggregate 10,724 shares that otherwise would have remained outstanding upon vesting of the restricted stock. The shares withheld became treasury shares that were retired and restored to the status of authorized and unissued shares of common stock, and the Company’s capital was reduced by an amount equal to the $.0001 par value of the retired shares. We paid in cash the associated withholding taxes of approximately $187,000.
     Rollover Options — In connection with the Forest Merger and during the 12 months ended December 31, 2006, the Company granted options to acquire 156,626 shares of its common stock to certain former employees of Forest or Forest Energy Resources, Inc. (“Rollover Options”). The Rollover Options are evidenced by non-qualified stock option agreements and are not covered by the Stock Incentive Plan. As of March 31, 2007, Rollover Options to purchase 90,506 shares of the Company’s common stock remained outstanding, of which 27,928 were presently exercisable.
     Accounting for Stock Options and Restricted Stock — The Company adopted SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment,” using the modified retrospective application effective January 1, 2005. As a result of the adoption of SFAS No. 123(R), we recorded compensation expense for the fair value of restricted stock that was granted pursuant to our Equity Participation Plan. We also recorded compensation expense for the value of restricted stock and options granted under the Stock Incentive Plan. In general, compensation expense will be determined at the date of grant based on the fair value of the stock or options granted. The fair value will then be amortized to compensation expense over the applicable vesting period. We recorded compensation expense of $1.5 million and $6.4 million for the three-month periods ended March 31, 2007 and 2006, respectively, related to restricted stock and stock options. As of May 31, 2006, the participants were fully vested in the restricted stock granted under the Equity Participation Plan and no unrecognized compensation remains. Under the Stock Incentive Plan, unrecognized compensation expense at March 31, 2007 for the unvested portion of restricted stock granted was $13.1 million and for unvested options was $0.6 million.
     The following table presents a summary of stock option activity for the three months ended March 31, 2007:

		Weighted
		Average	Aggregate Intrinsic
		Exercise	Value (1)
	Shares	Price	($000)
Outstanding at beginning of year	802,322	$13.77
Granted	—	—
Exercised	(3,896)	$11.59
Forfeited	—	—

Outstanding at March 31, 2007	798,426	$13.78	$4,272

Vested and expected to vest (2)	755,725	$13.78	$4,043
Outstanding exercisable at March 31, 2007	554,517	$13.89	$2,906
Available for future grant as options or restricted stock	4,880,706	—	—

(1)	Based upon the difference between the market price of the common stock on the last trading date of the quarter and the option exercise price of in-the-money options.

(2)	The Company’s estimated forfeiture rate was actualized at December 31, 2006 and was applied in the calculation of options expected to vest as of March 31, 2007.
     For the three month period ended March 31, 2007, 3,896 options were exercised resulting in a $45,000 increase in cash. The following table summarizes certain information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
	Shares	Contractual		Shares
Exercise Price	Outstanding	Life (Years)	Expected Term	Exercisable
$8.81	1,056	5.91	6.00	1,056
$9.48	5,283	6.91	6.00	2,642
$9.67	1,321	6.83	6.00	—
$11.44	4,952	7.63	6.00	1,651
$11.59	67,330	7.69	6.00	19,277
$14.00	706,880	8.07	6.00	525,549
$15.50	—	—	—	(3,000)
$16.86	10,564	8.38	6.00	2,641
$17.00	1,040	8.47	6.00	1,040

     The following table summarizes certain information about stock options outstanding at March 31, 2006:

	Options Outstanding				Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$8.81 — $17.00	913,202	7.8	$13.78	409,070	$14.00
     Options generally vest over one to three-year periods and are exercisable for periods ranging from seven to ten years. The weighted average fair value of options granted during the quarters ended March 31, 2007 and 2006 was $2.59 and $2.15, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions utilized at March 31, 2007 and 2006 are noted in the following table:

	March 31, 2007		March 31, 2006
	Stock Incentive		Stock Incentive
Black-Scholes Assumptions	Plan Options	Rollover Options	Plan Options	Rollover Options
Expected Term (years)	6.0	4.7	3.0	2.0
Risk Free Interest Rate	4.80%	4.79%	4.85%	4.86%
Expected Volatility	35%	35%	35%	35%
Dividend Yield	0.00%	0.00%	0.00%	0.00%
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
     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of March 31, 2007 and 2006, respectively, and changes during the three-month periods is as follows:

	Restricted Shares under the
	Stock Incentive Plan
	March 31,
	2007	2006
Total unvested shares at beginning of period: January 1	875,380	—
Shares granted	—	—
Shares vested	(48,608)	—
Shares forfeited	(7,850)	—

Total unvested shares at end of period: March 31	818,922	—

Available for future grant as options or restricted stock	4,880,706	—

     A summary of the activity for unvested restricted stock share awards under the Equity Participation Plan as of March 31, 2007 and 2006, respectively, and changes during the three-month periods is as follows:

	Restricted Shares under the
	Equity Participation Plan
	March 31,
	2007	2006
Total unvested shares at beginning of period: January 1	—	2,267,270
Shares granted	—	—
Shares vested	—	(463,656)
Shares forfeited	—	—

Total unvested shares at end of period: March 31	—	1,803,614

Available for future grant under Equity Participation Plan	—	—
7. Commitments And Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum rental obligations under the Company’s operating leases in effect at March 31, 2007 are as follows (in thousands):

2008	$1,331
2009	1,099
2010	1,341
2011	1,320
2012 and thereafter	1,054
     Hedging Program — The energy markets have historically been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company’s operations, management has elected to hedge oil and natural gas prices from time to time through the use of commodity price swap agreements and costless collars. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark to market change in fair value is recognized in the income statement. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values we report in our financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.
     The cash activity on contracts settled for natural gas and oil produced during the three months ended March 31, 2007 was a $23.6 million gain. Additionally, an unrealized loss of $2.1 million was recognized for the three months ended March 31, 2007 related to the ineffective portion of open contracts that were not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price, which is NYMEX-based for oil and Henry Hub-based for gas, and the indexed price at the point of sale.
     As of March 31, 2007, the Company had the following hedge contracts outstanding:

			March 31,
		Weighted Average	2007 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
April 1—December 31, 2007	627,900	$69.20	$(0.1)
January 1—December 31, 2008	992,350	$69.34	(0.6)
Natural Gas (MMbtus)
April 1—December 31, 2007	7,870,253	$9.79	13.0
January 1—December 31, 2008	3,059,689	$9.58	2.1

Total			$14.4

				March 31,
		Weighted Average	Weighted Average	2007 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
April 1—December 31, 2007	1,426,269	$59.64	$83.88	$(2.3)
January 1—December 31, 2008	1,195,495	$61.66	$86.80	1.6
Natural Gas (MMbtus)
April 1—December 31, 2007	12,797,250	$7.01	$12.29	(2.8)
January 1—December 31, 2008	12,347,000	$7.83	$14.60	4.8

Total				$1.3

     Subsequent to March 31, 2007, the Company entered into the following hedging transactions:

		Weighted Average
Fixed Price Swaps	Quantity	Fixed Price
Crude Oil (Bbls)
January 1—December 31, 2009	1,280,750	$68.93
Natural Gas (MMbtus)
May 1—December 31, 2007	8,774,596	$8.00
January 1—December 31, 2008	7,774,290	$8.59
January 1—December 31, 2009	8,052,820	$8.30
     The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data. In 2005, the Company entered into a two-year joint exploration agreement granting the joint venture partner the right to participate in prospects covered by certain seismic data licenses in return for $6.0 million payable to the Company in quarterly payments through December 2007. In the first quarter of 2006, the Company entered into one three-year and three two-year agreements to purchase seismic data. In the first quarter of 2007, the Company entered into one two-year commitment to purchase seismic data. The minimum annual payments under these contracts are $25.5 million in 2007 and $10 million in 2008.
     MMS Proceedings — Mariner and a subsidiary own numerous properties in the Gulf of Mexico. Certain of such properties were leased from the Minerals Management Service (“MMS”) subject to the 1996 Royalty Relief Act. This Act relieved lessees of the obligation to pay royalties on certain leases until a designated volume was produced. Two of these leases held by the Company and one held by MERI contained language that limited royalty relief if commodity prices exceeded predetermined levels. Since 2000, commodity prices have exceeded the predetermined levels, except in 2002. The Company and its subsidiary believe the MMS did not have the authority to include commodity price threshold language in these leases and have withheld payment of royalties on the leases while disputing the MMS’ authority in two pending proceedings. The Company has recorded a liability for 100% of the estimated exposure on its two leases, which at March 31, 2007 was $22.2 million, including interest. Various legal proceedings are pending concerning this potential liability and further proceedings may be initiated with respect to years not covered by the pending proceedings. In April 2005, the MMS denied Mariner’s administrative appeal of the MMS’ April 2001 order asserting royalties were due because price thresholds had been exceeded. In October 2005, Mariner filed suit in the U.S. District Court for the Southern District of Texas seeking judicial review of the dismissal. Upon motion of the MMS, the Company’s lawsuit was dismissed on procedural grounds. In August 2006, the Company filed an appeal of such dismissal. In May 2006, the MMS issued an order asserting price thresholds were exceeded in calendar years 2001, 2003 and 2004 and, accordingly, that royalties were due under such leases on oil and gas produced in those years. Mariner has filed and is pursuing an administrative appeal of that order. The MMS has not yet made demand for non-payment of royalties alleged to be due for calendar years subsequent to 2004 on the basis of price thresholds being exceeded.
     The potential liability of MERI under its lease subject to the 1996 Royalty Relief Act containing such commodity price threshold language, including interest, is approximately $3.0 million as of March 31, 2007, and a reserve of that amount was recorded as of March 31, 2007. This potential liability relates to production from the lease commencing July 1, 2005, the effective date of Mariner’s acquisition of MERI.
Insurance Matters — Hurricanes Katrina and Rita (2005)
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
     As of March 31, 2007, we had incurred approximately $89.3 million in hurricane expenditures resulting from Hurricanes Katrina and Rita, of which $73.7 million were repairs and $15.6 million were hurricane-related abandonment costs. Substantially all of the costs incurred to date pertained to the Gulf of Mexico assets acquired from Forest. We estimate that we will incur additional hurricane-related abandonment costs of approximately $14.1 million during the remainder of 2007, as well as additional facility repair costs that cannot be estimated at this time but which we do not believe will be material.
     Under the terms of the acquisition from Forest, we are responsible for performing all facility repairs and hurricane-related abandonment operations on Forest’s Gulf assets at our expense, and we are entitled to receive all related insurance proceeds under Forest’s insurance policies at the time of the storms, subject to our meeting Forest’s deductibles. In 2006, we recorded an insurance receivable, net of deductibles, for facility repair costs in excess of insurance deductibles inasmuch as we believe it is probable that these costs will be reimbursed under Forest’s insurance policies. Moreover, we believe substantially all hurricane-related abandonment costs expended to date should also be covered under Forest’s insurance. At March 31, 2007 the insurance receivable balance was approximately $64.1 million.
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
     Hurricane Ivan (2004)
     In September 2004, we incurred damage from Hurricane Ivan that affected the Mississippi Canyon 66 (Ochre) and Mississippi Canyon 357 fields. Ochre production was shut-in until September 2006, when host platform repairs were completed and production recommenced at approximately the same net rate. Mississippi Canyon 357 production was shut-in until March 2005, when necessary repairs were completed and production recommenced. However, production was subsequently shut-in due to Hurricane Katrina and did not return to production until the first quarter of 2007. As of March 31, 2007, we had incurred approximately $8.0 million of property damage related to Hurricane Ivan. As of March 31, 2007, approximately $2.4 million has been recovered through insurance, with the balance of

$3.9 million, net of deductible, recorded as insurance receivable, as we believe it is probable that these costs will be reimbursed under our insurance policies.
     Current Insurance Against Hurricanes
     Effective March 2, 2006, Mariner was accepted as a member of OIL Insurance, Ltd. As a result, all of our properties are now insured through OIL against physical and windstorm damage. The coverage contains a $5 million ($10 million for hurricane related events effective June 1, 2007) annual per-occurrence deductible for the Company’s assets and a $250 million per-occurrence loss limit. However, if a single event causes losses to OIL insured assets in excess of $500 million ($750 million effective June 1, 2007) for Atlantic Named Windstorms (“ANWS”) or $750 million for non-ANWS events, amounts covered for such losses will be reduced on a pro rata basis among OIL members. Our current commercially underwritten insurance coverage for all Mariner assets is effective through June 1, 2007, and will pay out after OIL coverage has eroded. We have acquired additional windstorm/physical damage insurance covering all of Mariner’s assets to supplement the existing OIL coverage. The coverage provides up to $51 million of annual loss coverage (with no additional deductible) if recoveries from OIL for insured losses are reduced by the OIL overall loss limit (i.e., if losses to OIL insured assets from a single event exceed $500 million for ANWS or $750 million for non-ANWS event).
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
     Litigation — The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material. See Note 7 – “MMS Proceedings.”
     Letters of Credit — On March 2, 2006, Mariner obtained a $40 million letter of credit under its bank credit facility that is not included as a use of the borrowing base. The letter of credit was issued in favor of Forest to secure performance of our obligation to drill and complete 150 wells under an existing drill-to-earn program. This letter of credit will reduce periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that are drilled and completed. As of March 31, 2007, 118 wells had been drilled and completed. The letter of credit balance as of March 31, 2007 was $21.9 million, and has been reduced to $17.1 million effective May 1, 2007.
     Mariner’s bank credit facility also has a letter of credit facility for up to $50 million that is included as a use of the borrowing base. As of March 31, 2007, four such letters of credit totaling $16.3 million were outstanding. $14.6 million of this is required for plugging and abandonment obligations at certain of Mariner’s offshore fields.
8. Net Income per Share
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

	Three months ended March 31,
	2007	2006
	(In Thousands, except per share data)
Numerator:
Net Income	$38,207	$11,130
Denominator:
Weighted average shares outstanding	85,516	49,615
Add dilutive securities	189	2,230

Total weighted average shares outstanding and dilutive securities	85,705	51,845

Earnings per share—basic:	$0.45	$0.22
Earnings per share—diluted:	$0.45	$0.21
     Please refer to Note 6 “Stockholders’ Equity” for option and share activity for the three months ended March 31, 2007 and 2006.
9. Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to stockholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three-month periods ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Net Income	$38,207	$11,130
Other comprehensive (loss) income
Derivative contracts settled and reclassified, net of income taxes of $7,534 and ($3,499)	13,940	(6,499)
Change in unrealized mark to market (losses) gains arising during period, net of tax net of income taxes of ($27,123) and $13,675	(48,194)	23,194

Change in accumulated other comprehensive (loss) income	(34,254)	16,695

Comprehensive income	$3,953	$27,825

10. Supplemental Guarantor Information
     On April 24, 2006, the Company sold and issued to eligible purchasers the 7 1/2% Notes. On April 30, 2007, the Company sold and issued $300 million aggregate principal amount of its 8% senior notes due 2017 (See Note 11 – “Subsequent Events”)(together with the 7 1/2% Notes, the “Notes”). The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (“Subsidiary Guarantors”). In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under the Company’s bank credit facility, to the extent of the collateral securing such indebtedness.
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

     The following information sets forth our Consolidating Balance Sheet as of March 31, 2007 and December 31, 2006, our Consolidating Statement of Operations for the three months ended March 31, 2007 and 2006, and our Consolidating Statement of Cash Flows for the three months ended March 31, 2007 and 2006. Investments in our subsidiaries are accounted for on the consolidation method; accordingly, entries necessary to consolidate the Parent Company and the Subsidiary Guarantors are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007
(In thousands except share data)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$6,311	$—	$—	$6,311
Receivables, net	74,440	82,073	—	156,513
Insurance receivables	3,946	64,113	—	68,059
Derivative asset	16,544	—	—	16,544
Prepaid seismic	22,270	1,367	—	23,637
Prepaid expenses and other	12,539	1,919	—	14,458

Total current assets	136,050	149,472	—	285,522
Property and Equipment:
Oil and gas properties, full-cost method: Proved	1,023,923	1,477,242	—	2,501,165
Unproved, not subject to amortization	63,867	538	—	64,405

Total	1,087,790	1,477,780	—	2,565,570
Other property and equipment	13,577	50	—	13,627
Accumulated depreciation, depletion and amortization	(271,860)	(209,317)	—	(481,177)

Total property and equipment, net	829,507	1,268,513	—	2,098,020
Investment in subsidiaries	898,521	—	(898,521)	—
Intercompany receivable	133,890	—	(133,890)	—
Intercompany note receivable	176,200	—	(176,200)	—
Restricted cash	—	—	—	—
Goodwill	—	288,504	—	288,504
Derivative asset	7,863	—	—	7,863
Other Assets, Net of Amortization	25,659	—	—	25,659

TOTAL ASSETS	$2,207,690	$1,706,489	$(1,208,611)	$2,705,568

Current Liabilities:
Accounts payable	$2,768	$—	$—	$2,768
Accrued liabilities	81,332	3,819	—	85,151
Accrued capital costs	90,467	39,435	—	129,902
Deferred income tax	1,368	—	—	1,368
Derivative liability	8,574	—	—	8,574
Abandonment liability	12,640	23,831	—	36,471
Accrued interest	12,074	—	—	12,074

Total current liabilities	209,223	67,085	—	276,308
Long-Term Liabilities:
Abandonment liability	46,444	136,737	—	183,181
Derivative liability	183	—	—	183
Deferred income tax	54,013	231,965	—	285,978
Intercompany payable	—	133,890	(133,890)	—
Long term debt, bank credit facility	314,000	—	—	314,000
Long term debt, senior unsecured notes	300,000	—	—	300,000
Other long-term liabilities	34,632	3,130	—	37,762
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	749,272	681,922	(310,090)	1,121,104
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2007	—	—	—	—
Common stock, $.0001 par value; 86,361,162 shares issued and outstanding at March 31, 2007	9	5	(5)	9
Additional paid-in-capital	1,045,535	886,142	(886,142)	1,045,535
Accumulated other comprehensive income	8,843	—	—	8,843
Accumulated retained earnings	194,808	71,335	(12,374)	253,769

Total stockholders’ equity	1,249,195	957,482	(898,521)	1,308,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,207,690	$1,706,489	$(1,208,611)	$2,705,568

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(In thousands except share data)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$9,579	$—	$—	$9,579
Receivables, net	51,118	98,574	—	149,692
Insurance receivables	4,673	56,328	—	61,001
Derivative financial instruments	54,488	—	—	54,488
Prepaid seismic	19,468	1,367	—	20,835
Prepaid expenses and other	10,927	1,919	—	12,846

Total current assets	150,253	158,188	—	308,441

Property and Equipment:
Oil and gas properties, full-cost method: Proved	922,385	1,422,656	—	2,345,041
Unproved, not subject to amortization	39,885	361	—	40,246

Total	962,270	1,423,017	—	2,385,287
Other property and equipment	13,444	68	—	13,512
Accumulated depreciation, depletion and amortization	(233,087)	(153,650)	—	(386,737)

Total property and equipment, net	742,627	1,269,435	—	2,012,062
Investment in subsidiaries	945,108	—	(945,108)	—
Intercompany receivable	153,793	—	(153,793)	—
Intercompany note receivable	176,200	—	(176,200)	—
Restricted cash	31,830	—	—	31,830
Goodwill	—	288,504	—	288,504
Derivative financial instruments	17,153	—	—	17,153
Other Assets, Net of Amortization	22,163	—	—	22,163

TOTAL ASSETS	$2,239,127	$1,716,127	$(1,275,101)	$2,680,153

Current Liabilities:
Accounts payable	$1,822	$—	$—	$1,822
Accrued liabilities	61,779	13,101	—	74,880
Accrued capital costs	60,146	38,882	—	99,028
Deferred income tax	26,857	—	—	26,857
Abandonment liability	9,312	20,348	—	29,660
Accrued interest	7,355	125	—	7,480

Total current liabilities	167,271	72,456	—	239,727
Long-Term Liabilities:
Abandonment liability	48,509	139,801	—	188,310
Deferred income tax	36,701	226,187	—	262,888
Intercompany payable	—	153,793	(153,793)	—
Long term debt, bank credit facility	354,000	—	—	354,000
Long term debt, senior unsecured notes	300,000	—	—	300,000
Other long-term liabilities	30,055	2,582	—	32,637
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	769,265	698,563	(329,993)	1,137,835
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2006	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 86,375,840 shares issued and outstanding at December 31, 2006	9	5	(5)	9
Additional paid-in-capital	1,043,923	886,142	(886,142)	1,043,923
Accumulated other comprehensive income	43,097	—	—	43,097
Accumulated retained earnings	215,562	58,961	(58,961)	215,562

Total stockholders’ equity	1,302,591	945,108	(945,108)	1,302,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,239,127	$1,716,127	$(1,275,101)	$2,680,153

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil	$32,103	$28,348	$—	$60,451
Natural gas	75,548	64,984	—	140,532
Natural gas liquids	4,799	4,350	—	9,149
Other revenues	1,333	—	—	1,333

Total revenues	113,783	97,682	—	211,465

Costs and Expenses:
Lease operating expense	14,520	20,236	—	34,756
Severance and ad valorem taxes	2,089	901	—	2,990
Transportation expense	1,026	876	—	1,902
General and administrative expense	9,468	673	—	10,141
Depreciation, depletion and amortization	40,098	58,536	—	98,634

Total costs and expenses	67,201	81,222	—	148,423

OPERATING INCOME	46,582	16,460	—	63,042
Earnings of Affiliates	12,374	—	(12,374)	—
Other Income (Expense):
Interest income	3,897	—	(3,606)	291
Interest expense, net of amounts capitalized	(12,214)	(3,739)	3,606	(12,347)
Other	—	5,431	—	5,431

Income before taxes	50,639	18,152	(12,374)	56,417
Provision for income taxes	(12,432)	(5,778)	—	(18,210)

NET INCOME	$38,207	$12,374	$(12,374)	$38,207

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2006
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil	$24,360	$5,822	$—	$30,182
Natural gas	22,590	21,566	—	44,156
Natural gas liquids	3,946	1,288	—	5,234
Other revenues	688	—	—	688

Total revenues	51,584	28,676	—	80,260

Costs and Expenses:
Lease operating expense	7,101	4,390	—	11,491
Severance and ad valorem taxes	1,691	—	—	1,691
Transportation expense	474	256	—	730
General and administrative expense	10,097	412	—	10,509
Depreciation, depletion and amortization	16,607	16,217	—	32,824

Total costs and expenses	35,970	21,275	—	57,245

OPERATING INCOME	15,614	7,401	—	23,015
Earnings of Affiliates	6,263	—	(6,263)	—
Other Income (Expense):
Interest income	115	—	—	115
Interest expense, net of amounts capitalized	(4,869)	(1,138)	—	(6,007)

Income before taxes	17,123	6,263	(6,263)	17,123
Provision for income taxes	(5,993)	—	—	(5,993)

NET INCOME	$11,130	$6,263	$(6,263)	$11,130

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

			Consolidated
	Parent	Subsidiary	Mariner
	Company	Guarantors	Energy, Inc.
Operating Activities:
Net income	$25,833	$12,374	$38,207
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	12,182	5,778	17,960
Depreciation, depletion and amortization	40,686	58,754	99,440
Ineffectiveness of derivative instruments	2,148	—	2,148
Stock compensation	1,567	—	1,567
Changes in operating assets and liabilities:
Receivables	(24,002)	16,501	(7,501)
Insurance receivables	727	(7,785)	(7,058)
Prepaid expenses and other	(1,612)	—	(1,612)
Other assets	(83)	—	(83)
Accounts payable and accrued liabilities	22,088	(11,527)	10,561

Net cash provided by operating activities	79,534	74,095	153,629

Investing Activities:
Additions to properties and equipment	(94,598)	(54,192)	(148,790)
Property conveyances	18	—	18
Restricted cash designated for investment	31,830	—	31,830

Net cash used in investing activities	(62,750)	(54,192)	(116,942)

Financing Activities:
Credit facility repayments, net	(40,000)	—	(40,000)
Proceeds from exercise of stock options	45	—	45
Net activity in investment from subsidiaries	19,903	(19,903)	—

Net cash used in financing activities	(20,052)	(19,903)	(39,955)

Decrease in Cash and Cash Equivalents	(3,268)	—	(3,268)
Cash and Cash Equivalents at Beginning of Period	9,579	—	9,579

Cash and Cash Equivalents at End of Period	$6,311	$—	$6,311

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006
(In thousands)
(Unaudited)

			Consolidated
	Parent	Subsidiary	Mariner
	Company	Guarantors	Energy, Inc.
Operating Activities:
Net income	$4,867	$6,263	$11,130
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	5,993	—	5,993
Depreciation, depletion and amortization	18,070	16,286	34,356
Stock compensation	6,427	—	6,427
Changes in operating assets and liabilities:
Receivables	10,278	(3,027)	7,251
Prepaid expenses and other	(11,503)	(6,666)	(18,169)
Other assets	(10,961)	5,061	(5,900)
Accounts payable and accrued liabilities	35,785	(10,366)	25,419

Net cash provided by operating activities	58,956	7,551	66,507

Investing Activities:
Additions to properties and equipment	(60,320)	(18,543)	(78,863)
Purchase price adjustment	—	(20,808)	(20,808)

Net cash used in investing activities	(60,320)	(39,351)	(99,671)

Financing Activities:
Repayment of term note	(4,000)	—	(4,000)
Credit facility repayments, net	38,000	176,200	214,200
Debt and working capital acquired from Forest Energy Resources, Inc.	—	(176,200)	(176,200)
Proceeds from exercise of stock options	22	—	22
Net activity in investments from subsidiaries	(31,810)	31,810	—

Net cash provided by financing activities	2,212	31,810	34,022

Increase in Cash and Cash Equivalents	848	10	858
Cash and Cash Equivalents at Beginning of Period	4,556	—	4,556

Cash and Cash Equivalents at End of Period	$5,404	$10	$5,414

11. Subsequent Events
     Amendment of Bank Credit Facility. On April 23, 2007, the Company’s secured bank credit facility was further amended to increase from $350 million to $600 million the aggregate principal amount of certain unsecured bonds that the Company may issue with a non-default interest rate of 10% or less per annum and a scheduled maturity date after March 1, 2012. The amendment provided that upon a new bond issuance of up to $300 million before May 1, 2007, the borrowing base under the credit facility would remain at its then current level of $450 million, subject to redetermination or adjustment under the credit agreement. Accordingly, the borrowing base remained at $450 million upon the April 30, 2007 closing of the Company’s offering of its 8% Senior Notes due 2017 discussed below.
     Offering of 8% Senior Notes due 2017. On April 30, 2007, the Company sold and issued $300 million aggregate principal amount of its 8% Senior Notes due 2017 (the “8% Notes”). The 8% Notes were sold at par in an underwritten offering registered under the Securities Act of 1933. Net offering proceeds, after deducting underwriters’ discounts and estimated offering expenses, were approximately $292.4 million. The Company used the net offering proceeds to repay debt under its bank credit facility.
     The 8% Notes are senior unsecured obligations of the Company, rank senior in right of payment to any future subordinated indebtedness, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness, including its outstanding 7 1/2% senior notes due 2013, and are effectively subordinated in right of payment to the Company’s senior secured indebtedness, including its obligations under its bank credit facility, to the extent of the collateral securing such indebtedness, and to all existing and future indebtedness and other liabilities of any non-guarantor subsidiaries.
     The 8% Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under the Company’s bank credit facility, to the extent of the collateral securing such indebtedness.
     Interest on the 8% Notes is payable on May 15 and November 15 of each year, beginning November 15, 2007. The 8% Notes mature on May 15, 2017. There is no sinking fund for the 8% Notes.
     The Company may redeem the 8% Notes at any time before May 15, 2012 at a price equal to the principal amount redeemed plus a make-whole premium, using a discount rate of the Treasury rate plus 0.50% and accrued but unpaid interest. Beginning on May 15 of the years indicated below, the Company may redeem the 8% Notes from time to time, in whole or in part, at the prices set forth below (expressed as percentages of the principal amount redeemed) plus accrued but unpaid interest:
2012 at 104.000%
2013 at 102.667%
2014 at 101.333%
2015 and thereafter at 100.000%
     In addition, before May 15, 2010, the Company may redeem up to 35% of the 8% Notes with the proceeds of equity offerings at a price equal to 108% of the principal amount of the 8% Notes redeemed plus accrued but unpaid interest.
     If the Company experiences a change of control (as defined in the indenture governing the 8% Notes), subject to certain exceptions, the Company must give holders of the 8% Notes the opportunity to sell to the Company their 8% Notes, in whole or in part, at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and liquidated damages to the date of purchase.
     The Company and its restricted subsidiaries are subject to certain negative covenants under the indenture governing the 8% Notes. The indenture limits the ability of the Company and each of its restricted subsidiaries to, among other things:
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
     Costs associated with the 8% Notes offering include aggregate underwriting discounts of approximately $5.3 million and estimated offering expenses of $2.3 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     On March 2, 2006, a subsidiary of Mariner completed a merger transaction with Forest Energy Resources, Inc. (the “Forest Merger”) pursuant to which Mariner effectively acquired Forest’s Gulf of Mexico operations. Our acquisition of Forest Energy Resources added approximately 298 Bcfe of estimated proved reserves. The Forest Merger has had a significant effect on the comparability of operating and financial results between periods.
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
Recent Developments
     Amendment of Bank Credit Facility. On April 23, 2007, we made certain amendments to our secured bank credit facility as described further under the caption “Liquidity and Capital Resources.”
     Offering of 8% Senior Notes due 2017. On April 30, 2007, we sold and issued $300 million aggregate principal amount of our 8% Senior Notes due 2017. The notes are discussed in more detail under the caption “Liquidity and Capital Resources.”

Results of Operations
     Offshore— Mariner drilled eight offshore wells in the first quarter of 2007 of which seven were successful. Information regarding the seven successful wells is shown below:

Well Name	Operator	Working Interest	Water Depth (Ft)	Location
SM 150 #1	Mariner	100%	235	Conventional Shelf
WC 110 #12ST	Mariner	100%	45	Conventional Shelf
WC 110#18ST	Mariner	100%	45	Conventional Shelf
AT 426 #1BP1	Mariner	42.2%	6640	Deepwater
AT 426 #2	Mariner	42.2%	6640	Deepwater
EI 337 A5ST1	Devon	2%	265	Conventional Shelf
HI A467 A16	Mariner	100%	185	Conventional Shelf
     As of March 31, 2007 five offshore wells were drilling.
     Onshore – In the first quarter of 2007, Mariner drilled 33 development wells in West Texas, all of which were successful. We currently have four rigs operating on our West Texas properties.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Our operating and financial results for the three months ended March 31, 2007 as compared to the comparable period in 2006 increased significantly due largely to our acquisition of Forest’s Gulf of Mexico operations on March 2, 2006. Additionally, production in 2007 increased from the restoration of wells shut-in during the first quarter of 2006 due to the 2005 hurricanes and from the completion of new wells. Commencing with the first quarter 2007, revenues associated with natural gas liquids are being reported separately. Certain prior year amounts have been reclassified to conform to current year presentation.
Operating and Financial Results for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

	Three months ended
	March 31,
Summary Operating Information:	2007	2006
	(In thousands, except
	average sales prices and
	production volumes)
Net Production:
Oil (MBbls)	1,046.5	563.6
Natural gas (MMcf)	17,477.8	6,419.6
Natural gas liquids (MBbls)	276.9	120.5
Total natural gas equivalent (MMcfe)	25,418.4	10,524.0
Average daily production (MMcfe/d)	282.4	114.4
Average sales prices:
Oil (per Bbl) (1)	$57.76	$53.55
Natural gas (per Mcf) (1)	8.04	6.88
Natural gas liquids (per Mcf) (1)	33.04	43.44
Total natural gas equivalent ($/Mcfe) (1)	8.27	7.56
Oil and gas revenues:
Oil	$60,451	$30,182
Natural gas	140,532	44,156
Natural gas liquids	9,149	5,234
Total oil and gas revenues	210,132	79,572
Other revenues	1,333	688
Operating expenses:
Lease operating expense	34,756	11,491
Severance and ad valorem taxes	2,990	1,691
Transportation expense	1,902	730
Depreciation, depletion and amortization	98,634	32,824

	Three months ended
	March 31,
Summary Operating Information:	2007	2006
	(In thousands, except
	average sales prices and
	production volumes)
General and administrative expense	10,141	10,509
Net interest expense (income)	12,056	5,892
Other income	(5,431)	—
Income before taxes	56,417	17,123
Provision for income taxes	18,210	5,993
Net Income	38,207	11,130

(1)	Average prices include the effects of hedging
     Net Production: Net production for the first quarter 2007 increased primarily due to increased offshore production from the Forest assets and 33 successful wells drilled onshore.
     For the first quarter 2007, production increased 141.5% to 25.4 Bcfe compared to 10.5 Bcfe for the first quarter 2006. Offshore production in the Gulf of Mexico increased 169.8% to 22.7 Bcfe compared to 8.4 Bcfe for the first quarter 2006, while onshore production in West Texas increased 29.2% to 2.7 Bcfe for the first quarter 2007 compared to 2.1 Bcfe for the first quarter 2006. Natural gas, oil and natural gas liquids production totaled 17.5 Bcf, 1.0 MBbls and 0.3 MBbls, respectively, in the first quarter 2007 compared to 6.4 Bcf, 0.6 MBbls and 0.1 MBbls, respectively, for the first quarter of 2006.
     Oil and gas revenues: For the first quarter 2007, the Company generated total natural gas revenues of $140.5 million compared to $44.2 million for the first quarter 2006. Total oil revenues for first quarter 2007 were $60.5 million, compared to $30.2 million in the first quarter 2006. Total revenues from natural gas liquids for first quarter 2007 were $9.1 million, compared to $5.2 million in the first quarter 2006. Total oil and gas revenues increased approximately 164.1% to $210.1 million in the first quarter 2007 compared to $79.6 million in the first quarter 2006. The increase was primarily the result of increased offshore production from the Forest assets.
     Prices for the first quarter of 2007 averaged $6.91/Mcf for natural gas and $56.15/Bbl for oil, compared to $7.96/Mcf and $58.97/Bbl, respectively, for the first quarter 2006. The impact of hedges increased average pricing in the first quarter 2007 by $1.13 Mcf for natural gas and $1.61/Bbl for oil to $8.04/Mcf and $57.76/Bbl, respectively. This compares to a decrease in the first quarter of 2006 in natural gas pricing of $1.08/Mcf and a decrease in oil pricing of $5.42/Bbl, to $6.88/Mcf and $53.55/Bbl, respectively.
     The cash activity on contracts settled for natural gas and oil produced during the three months ended March 31, 2007 was a $23.6 million gain. Additionally, an unrealized loss of $2.1 million was recognized for the three months ended March 31, 2007 related to the ineffective portion of open contracts that were not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price, which is NYMEX-based for oil and Henry Hub-based for gas, and the indexed price at the point of sale.
     Other revenues totaled $1.3 million for the first quarter 2007, compared to $0.7 million for the first quarter 2006 due to increased transportation income from our gathering system in West Texas.
     Lease operating expenses (including workover expenses) for the first quarter 2007 were $34.8 million compared to $11.5 million in the first quarter 2006. The increase primarily was attributable to increased offshore production from the Forest assets. On a per-unit basis, lease operating costs rose to $1.37/Mcfe in the first quarter 2006 from $1.09/Mcfe in the first quarter 2006. Lease operating expenses for the first quarter 2007 included $3.5 million ($0.14/Mcfe) of expenses billed during the quarter by outside operators relating to periods in 2006.
     Severance and ad valorem taxes were $3.0 million or $0.12 per Mcfe for the first quarter 2007, compared to $1.7 million or $0.16 per Mcfe for the first quarter 2006. The increase was primarily due to increased drilling and production in West Texas.
     Transportation expense totaled $1.9 million or $0.07 per Mcfe for the first quarter 2007, compared to $0.7 million or $0.07 per Mcfe for the first quarter 2006.
     Depreciation, depletion, and amortization (“DD&A”) expense increased 200.5% to $98.6 million from $32.9 million for the first quarters of 2007 and 2006, respectively. The increase was a result of increased production from the Forest assets and the West Texas wells, as well as an increase in the unit-of-production depreciation, depletion and amortization rate to $3.88 per Mcfe for the first quarter 2007 from $3.12 per Mcfe for the first quarter 2006.

     General and administrative (“G&A”) expense totaled $10.1 million in the first quarter 2007 compared to $10.5 million in the first quarter 2006. Reported G&A expenses are net of $3.2 million and $1.8 million of overhead reimbursements billed or received from other working interest owners in the first quarter 2007 and the first quarter 2006, respectively. The first quarter 2007 includes $1.6 million of stock compensation expense as compared to $6.4 million in the first quarter 2006, which primarily resulted from the amortization in 2006 of the cost of restricted stock granted at the closing of our private equity placement in March 2005 in consideration of past performance. Salaries and wages in the first quarter 2007 increased by $3.3 million compared to the first quarter of 2006 as a result of staffing additions, primarily related to the Forest Merger.
     Net interest expense increased 105.1% to $12.1 million from $5.9 million for the first quarter 2007 and 2006, respectively, primarily due to higher average debt, partially offset by the write off of debt issuance costs related to the amendment and restatement of the credit facility on March 2, 2006 which was treated as an extinguishment of debt for accounting purposes, resulting in a charge of $1.2 million of related debt issuance costs.
     Other income of $5.4 million in the first quarter 2007 reflects a post-closing partial settlement related to the Forest Merger.
     Income before income taxes increased to $56.4 million for the first quarter 2007 compared to $17.1 million for the first quarter 2006, primarily attributable to the increased revenues as noted above. Offsetting these factors were increased DD&A, lease operating expense and interest expense.
     Income taxes increased to $18.2 million for the first quarter 2007 compared to $6.0 million for the first quarter 2006, primarily attributable to increased net income as noted above.
Liquidity and Capital Resources
     Net cash flows from operations increased by $87.1 million to $153.6 million from $66.5 million for the quarters ending March 31, 2007 and 2006, respectively. The 2007 increase in operating revenues and lease operating expense were primarily attributable to the Forest assets acquired. Working capital also decreased for the quarter ended March 31, 2007 as compared to the comparable period in 2006.
     Net cash flows used for investing activities increased to $116.9 million from $99.7 million for the quarters ending March 31, 2007 and 2006, respectively, primarily due to increased capital expenditures attributable to activity from our drilling programs of approximately $69.9 million in the first quarter 2007 compared to the first quarter of 2006. This increase was partially offset by $31.8 million of restricted cash received in January 2007 from the sale of our interest in Cottonwood and $20.8 million of Forest Merger acquisition costs paid in 2006.
     Net cash flows used in financing activities were $40.0 million for the first quarter of 2007 compared to net cash flows provided by financing activities of $34.0 million for the first quarter 2006. Restricted cash received from the sale of our interest in Cottonwood were used to repay borrowings under our bank credit facility in 2007. Financings in the first quarter 2006 were primarily used to fund the Forest Merger. Mariner also paid the remaining balance of the JEDI term note on March 2, 2006.
     Capital Expenditures — During the three months ended March 31, 2007, we incurred about $180.7 million in capital expenditures for exploration and development activities, with about $57.0 million or 32% associated with exploration activities and $123.7 million or 68% associated with development activities, $108.6 million offshore and $15.1 million onshore. In addition, we expended an additional $2.5 million on capitalized overhead and other corporate items. Non-cash capital accruals of $30.9 million are a component of working capital changes in the statement of cash flows.
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

     On April 23, 2007, the Company’s secured bank credit facility was further amended to increase from $350 million to $600 million the aggregate principal amount of certain unsecured bonds that the Company may issue with a non-default interest rate of 10% or less per annum and a scheduled maturity date after March 1, 2012. The amendment provided that upon a new bond issuance of up to $300 million before May 1, 2007, the borrowing base under the credit facility would remain at its then current level of $450 million, subject to redetermination or adjustment under the credit agreement. Accordingly, the borrowing base remained at $450 million upon the April 30, 2007 closing of the Company’s offering of its 8% Senior Notes due 2017 discussed below.
     The $40 million letter of credit was obtained in favor of Forest to secure Mariner’s performance of its obligations to drill and complete 150 wells under an existing drill-to-earn program and is not included as a use of the borrowing base. This letter of credit reduces periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that are drilled and completed. As of March 31, 2007, 118 wells had been drilled and completed. The letter of credit balance as of March 31, 2007 was $21.9 million, and has been reduced to $17.1 million effective May 1, 2007.
     At March 31, 2007, Mariner had approximately $314.0 million in advances outstanding under the bank credit facility and four outstanding letters of credit totaling $16.3 million, of which $14.6 million is required for plugging and abandonment obligations at certain of its offshore fields. The outstanding principal balance of loans under the bank credit facility may not exceed the borrowing base. If the borrowing base falls below the outstanding balance under the bank credit facility, Mariner will be required to repay the deficit, pledge additional unencumbered collateral, cash collateralize certain letters of credit, or effect some combination of such repayment, pledge and collateralization.
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
     Mariner was in compliance with the financial covenants under the bank credit facility as of March 31, 2007.
     Offering of 8% Senior Notes due 2017. On April 30, 2007, Mariner sold and issued $300 million aggregate principal amount of its 8% Senior Notes due 2017 (the “8% Notes”). The 8% Notes were sold at par in an underwritten offering registered under the Securities Act of 1933. Net offering proceeds, after deducting underwriters’ discounts and estimated offering expenses, were approximately $292.4 million. Mariner used the net offering proceeds to repay debt under the bank credit facility.
The 8% Notes are senior unsecured obligations of Mariner, rank senior in right of payment to any future subordinated indebtedness, rank equally in right of payment with Mariner’s existing and future senior unsecured indebtedness, including its outstanding 7 1/2% senior notes due 2013, and are effectively subordinated in right of payment to Mariner’s senior secured indebtedness, including its obligations under its bank credit facility, to the extent of the collateral securing such indebtedness, and to all existing and future indebtedness and other liabilities of any non-guarantor subsidiaries.
The 8% Notes are jointly and severally guaranteed on a senior unsecured basis by Mariner’s existing and future domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under Mariner’s bank credit facility, to the extent of the collateral securing such indebtedness.

Interest on the 8% Notes is payable on May 15 and November 15 of each year, beginning November 15, 2007. The 8% Notes mature on May 15, 2017. There is no sinking fund for the 8% Notes.
Mariner may redeem the 8% Notes at any time before May 15, 2012 at a price equal to the principal amount redeemed plus a make-whole premium, using a discount rate of the Treasury rate plus 0.50% and accrued but unpaid interest. Beginning on May 15 of the years indicated below, we may redeem the 8% Notes from time to time, in whole or in part, at the prices set forth below (expressed as percentages of the principal amount redeemed) plus accrued but unpaid interest:
2012 at 104.000%
2013 at 102.667%
2014 at 101.333%
2015 and thereafter at 100.000%
In addition, before May 15, 2010, Mariner may redeem up to 35% of the 8% Notes with the proceeds of equity offerings at a price equal to 108% of the principal amount of the 8% Notes redeemed plus accrued but unpaid interest.
If we experience a change of control (as defined in the indenture governing the 8% Notes), subject to certain exceptions, we must give holders of the 8% Notes the opportunity to sell to us their 8% Notes, in whole or in part, at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and liquidated damages to the date of purchase.
Mariner and its restricted subsidiaries are subject to certain negative covenants under the indenture governing the 8% Notes. The indenture limits the ability of Mariner and each of its restricted subsidiaries to, among other things:
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
Costs associated with the 8% Notes offering include aggregate underwriting discounts of approximately $5.3 million and estimated offering expenses of $2.3 million.
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
     2007 Capital Expenditures. We anticipate that total capital expenditures for 2007 will approximate $658 million (excluding hurricane expenditures), with approximately 68% allocated to development activities, 30% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we expect to incur additional hurricane-related abandonment costs related to Hurricanes Katrina and Rita of approximately $19.1 million during 2007, as well as additional facility repair costs that cannot be estimated at this time but which we do not believe will be material. While this will be a cash outflow in 2007, we expect to recover these costs through insurance reimbursements beginning in early 2007, although complete insurance settlement of all hurricane-related claims may take several additional quarters. For additional information see Note 7 – Commitments and Contingencies of the Notes to Consolidated Financial Statements under Item 1. Since we believe these costs to be reimbursable, they will not be reflected in reported 2007 capital expenditures.
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
Off-Balance Sheet Arrangements
     Letters of Credit — On March 2, 2006, Mariner obtained a $40 million letter of credit under its bank credit facility that is not included as a use of the borrowing base. The letter of credit was issued in favor of Forest to secure performance of our obligation to drill and complete 150 wells under an existing drill-to-earn program. This letter of credit will reduce periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that are drilled and completed. As of March 31, 2007, 118 wells had been drilled and completed. The letter of credit balance as of March 31, 2007 was $21.9 million, and has been reduced to $17.1 million effective May 1, 2007.
     Mariner’s bank credit facility also has a letter of credit facility of up to $50 million that is included as a use of the borrowing base. As of March 31, 2007, four such letters of credit totaling $16.3 million were outstanding, of which $14.6 million is required for plugging and abandonment obligations at certain of Mariner’s offshore fields.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Prices and Related Hedging Activities
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
     The cash activity on contracts settled for natural gas and oil produced during the three months ended March 31, 2007 was a $23.6 million gain. Additionally, an unrealized loss of $2.1 million was recognized for the three months ended March 31, 2007 related to the ineffective portion of open contracts that were not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price, which is NYMEX-based for oil and Henry Hub-based for gas, and the indexed price at the point of sale.
     As of March 31, 2007, the Company had the following hedge contracts outstanding:

			March 31,
		Weighted Average	2007 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
April 1—December 31, 2007	627,900	$69.20	$(0.1)
January 1—December 31, 2008	992,350	$69.34	(0.6)
Natural Gas (MMbtus)
April 1—December 31, 2007	7,870,253	$9.79	13.0
January 1—December 31, 2008	3,059,689	$9.58	2.1

Total			$14.4

				March 31,
		Weighted Average	Weighted Average	2007 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
April 1—December 31, 2007	1,426,269	$59.64	$83.88	$(2.3)
January 1—December 31, 2008	1,195,495	$61.66	$86.80	1.6
Natural Gas (MMbtus)
April 1—December 31, 2007	12,797,250	$7.01	$12.29	(2.8)
January 1—December 31, 2008	12,347,000	$7.83	$14.60	4.8

Total				$1.3

     Subsequent to March 31, 2007, the Company entered into the following hedging transactions:

		Weighted Average
Fixed Price Swaps	Quantity	Fixed Price
Crude Oil (Bbls)
January 1—December 31, 2009	1,280,750	$68.93
Natural Gas (MMbtus)
May 1—December 31, 2007	8,774,596	$8.00
January 1—December 31, 2008	7,774,290	$8.59
January 1—December 31, 2009	8,052,820	$8.30
     The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on March 2, 2010, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. During the first quarter of 2007, the interest rate on our outstanding bank debt averaged 7.04%. If the balance of our bank debt at March 31, 2007 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.5 million per quarter.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of March 31, 2007 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
     During the quarter ended March 31, 2007, there were no changes that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural events and natural disasters such as loop currents, hurricanes, fires, floods and other natural events, catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness; and

•	our acquisition of Forest Oil Corporation’s Gulf of Mexico operations including strategic plans, expectations and objectives for future operations, and the realization of expected benefits from the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
January 1, 2007 to January 31, 2007	—	—	—	—
February 1, 2007 to February 28, 2007(1)	783	$19.37	—	—
March 31, 2007 to March 31, 2007(1)	9,941	$17.45	—	—
Total	10,724	$18.41	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 6. Exhibits

Number	Description
2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.5*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.6*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

Number	Description
4.7*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.8*	Credit Agreement among Mariner Energy Inc., the Lenders party thereto and Union Bank of California, N.A., dated as of March 2, 2004 (incorporated by reference to Exhibit 10.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.9*	Amendment No. 1 and Assignment Agreement among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2004 (incorporated by reference to Exhibit 10.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.10*	Waiver and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Union Bank of California, N.A. and the Lenders party thereto, dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.11*	Amendment No. 2 and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of February 7, 2005 (incorporated by reference to Exhibit 10.4 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.12*	Amendment No. 3 and Consent among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of March 3, 2005 (incorporated by reference to Exhibit 10.5 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.13*	Amendment No. 4 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2005 (incorporated by reference to Exhibit 4.10 to Mariner’s Form 10-Q filed on May 12, 2006).

4.14*	Amendment No. 5 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of August 5, 2005 (incorporated by reference to Exhibit 4.11 to Mariner’s Form 10-Q filed on May 12, 2006).

10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2007.

Mariner Energy, Inc.

By:	/s/ Scott D. Josey

Name: Scott D. Josey
Title: Chairman of the Board,
Chief Executive Officer and President

By:	/s/ John H. Karnes

Name: John H. Karnes
Title: Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Number	Description
2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).
2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).
2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).
2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).
3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).
3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).
4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 30, 2007).
4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).
4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).
4.4*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).
4.5*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).
4.6*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

Number	Description
4.7*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).
4.8*	Credit Agreement among Mariner Energy Inc., the Lenders party thereto and Union Bank of California, N.A., dated as of March 2, 2004 (incorporated by reference to Exhibit 10.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).
4.9*	Amendment No. 1 and Assignment Agreement among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2004 (incorporated by reference to Exhibit 10.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).
4.10*	Waiver and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Union Bank of California, N.A. and the Lenders party thereto, dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).
4.11*	Amendment No. 2 and Consent among Mariner Energy, Inc., Mariner Holdings, Inc., Mariner Energy LLC, the Lenders party thereto, and Union Bank of California, N.A., dated as of February 7, 2005 (incorporated by reference to Exhibit 10.4 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).
4.12*	Amendment No. 3 and Consent among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of March 3, 2005 (incorporated by reference to Exhibit 10.5 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).
4.13*	Amendment No. 4 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of July 14, 2005 (incorporated by reference to Exhibit 4.10 to Mariner’s Form 10-Q filed on May 12, 2006).
4.14*	Amendment No. 5 among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Texas LP, the Lenders party thereto, and Union Bank of California, N.A., dated as of August 5, 2005 (incorporated by reference to Exhibit 4.11 to Mariner’s Form 10-Q filed on May 12, 2006).
10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).
10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.