Form 10-Q
period 2007-06-30
MARINER ENERGY INC
filed 2007-08-14
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of August 9, 2007, there were 87,213,382 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Condensed Consolidated Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$9,147	$9,579
Receivables, net of allowances of $1,566 and $726 as of June 30, 2007 and December 31, 2006, respectively	165,619	149,692
Insurance receivables	81,126	61,001
Derivative asset	21,781	54,488
Prepaid seismic	27,561	20,835
Prepaid expenses and other	13,604	12,846

Total current assets	318,838	308,441
Property and Equipment:
Proved oil and gas properties, full-cost method	2,620,098	2,345,041
Unproved properties, not subject to amortization	90,099	40,246

Total oil and gas properties	2,710,197	2,385,287
Other property and equipment	14,429	13,512
Accumulated depreciation, depletion and amortization	(570,591)	(386,737)

Total property and equipment, net	2,154,035	2,012,062
Restricted cash	—	31,830
Goodwill	288,504	288,504
Derivative asset	2,440	17,153
Other Assets, net of amortization	28,796	22,163

TOTAL ASSETS	$2,792,613	$2,680,153

Current Liabilities:
Accounts payable	$1,658	$1,822
Accrued liabilities	111,618	74,880
Accrued capital costs	173,148	99,028
Deferred income tax	4,199	26,857
Derivative liability	2,207	—
Abandonment liability	31,459	29,660
Accrued interest	9,487	7,480

Total current liabilities	333,776	239,727
Long-Term Liabilities:
Abandonment liability	175,087	188,310
Derivative liability	5,666	—
Deferred income tax	299,744	262,888
Long-term debt, bank credit facility	—	354,000
Long-term debt, senior unsecured notes	600,000	300,000
Other long-term liabilities	34,406	32,637

Total long-term liabilities	1,114,903	1,137,835
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 87,140,509 shares issued and outstanding at June 30, 2007; 180,000,000 shares authorized, 86,375,840 shares issued and outstanding at December 31, 2006	9	9
Additional paid-in-capital	1,047,966	1,043,923
Accumulated other comprehensive income	9,232	43,097
Accumulated retained earnings	286,727	215,562

Total stockholders’ equity	1,343,934	1,302,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,792,613	$2,680,153

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Oil	$66,678	$51,493	$127,129	$81,675
Natural gas	134,082	105,607	274,614	149,762
Natural gas liquids	11,413	9,631	20,562	14,865
Other revenues	908	936	2,341	1,623

Total revenues	213,081	167,667	424,646	247,925

Costs and Expenses:
Lease operating expense	40,297	22,627	75,053	34,119
Severance and ad valorem taxes	2,888	1,757	5,878	3,448
Transportation expense	1,403	1,548	3,305	2,277
General and administrative expense	11,376	6,964	21,517	17,473
Depreciation, depletion and amortization	93,899	76,982	192,633	109,806

Total costs and expenses	149,863	109,878	298,386	167,123

OPERATING INCOME	63,218	57,789	126,260	80,802
Other Income (Expense):
Interest income	231	136	522	249
Interest expense, net of amounts capitalized	(13,873)	(8,663)	(26,220)	(14,668)
Other	(373)	—	5,058	—

Income before taxes	49,203	49,262	105,620	66,383
Provision for income taxes	(16,245)	(18,557)	(34,455)	(24,549)

NET INCOME	$32,958	$30,705	$71,165	$41,834

Earnings per share:
Net income per share—basic	$0.38	$0.36	$0.83	$0.62
Net income per share—diluted	$0.38	$0.36	$0.83	$0.62
Weighted average shares outstanding—basic	85,627,433	84,720,331	85,585,072	67,244,331
Weighted average shares outstanding—diluted	85,905,296	85,027,561	85,767,175	67,829,117
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2007	2006
Operating Activities:
Net income	$71,165	$41,834
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	34,205	24,549
Depreciation, depletion and amortization	193,922	111,851
Ineffectiveness of derivative instruments	2,047	1,082
Stock compensation	3,414	7,891
Changes in operating assets and liabilities:
Receivables	(15,927)	13,382
Insurance receivables	(20,125)	(42,128)
Prepaid expenses and other	(198)	(1,134)
Other assets	(1,974)	(5,150)
Accounts payable and other liabilities	17,365	(59,630)
Net realized loss on derivative contracts acquired	—	3,548

Net cash provided by operating activities	283,894	96,095

Investing Activities:
Additions to properties and equipment	(258,311)	(185,997)
Property conveyances	2,017	2,012
Purchase price adjustment	—	(20,808)
Restricted cash designated for investment	31,830	—

Net cash used in investing activities	(224,464)	(204,793)

Financing Activities:
Repayment of term note	—	(4,000)
Credit facility (repayments) borrowings, net	(354,000)	5,000
Debt and working capital acquired from Forest Energy Resources, Inc.	—	(176,200)
Proceeds from note offering	300,000	300,000
Deferred offering costs	(6,491)	(12,129)
Net realized loss on derivative contracts acquired	—	(3,548)
Proceeds from exercise of stock options	629	675

Net cash (used in) provided by financing activities	(59,862)	109,798

(Decrease) Increase in Cash and Cash Equivalents	(432)	1,100
Cash and Cash Equivalents at Beginning of Period	9,579	4,556

Cash and Cash Equivalents at End of Period	$9,147	$5,656

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
     Use of Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our most significant financial estimates are based on remaining proved natural gas and oil reserves. Estimates of proved reserves are key components of our depletion rate for natural gas and oil properties, our unevaluated properties and our full cost ceiling test. In addition, estimates are used in computing taxes, preparing accruals of operating costs and production revenues, asset retirement obligations, fair value and effectiveness of derivative instruments and fair value of stock options and the related compensation expense. Because of the inherent nature of the estimation process, actual results could differ materially from these estimates.
     Principles of Consolidation — Our consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three-month and six-month periods ended June 30, 2007 and 2006 include our accounts and the accounts of our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.
     Reclassifications — Commencing January 1, 2007, revenues associated with natural gas liquids are being reported separately. In addition, certain other prior year amounts have been reclassified to conform to current year presentation.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On May 2, 2007, the FASB issued FASB Interpretation No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FIN 48-1), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.
     The Company adopted FIN 48 and applied the guidance of FIN 48-1 as of January 1, 2007. As of the adoption date, Mariner did not have a gross tax-affected unrecognized tax benefit and does not reasonably estimate that situation to change significantly within the next 12 months. In addition, as of the adoption date, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
     The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return filing in Texas as “major” tax jurisdictions.
     The periods subject to examination for the Company’s federal return are the years 2003 through 2006. The tax years 1999, 2000 and 2002 are subject to adjustment to the extent of net operating losses generated in those years. In the first quarter of 2007, the Texas Comptroller of Public Accounts performed a tax audit for the years 2004 through 2006. The Company’s Texas tax filing positions and deductions were sustained on audit and, therefore, no reserves for uncertain income tax positions were recorded pursuant to FIN 48.
     Interest on unrecognized tax benefits, if incurred, would be reported in interest expense. Penalties, if incurred, would be reported in general and administrative expense.
     Recent Accounting Pronouncements —In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided a company has not yet issued financial statements, including for interim periods, for that fiscal year. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operation, or cash flows.
     During February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are evaluating the impact that this standard will have on our financial statements.
     In April 2007, FASB issued FASB Interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim or obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with Interpretation 39. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. We are evaluating the impact that FIN 39-1 will have on our financial statements.
2. Acquisitions and Dispositions
     Forest Gulf of Mexico Operations — On March 2, 2006, a subsidiary of the Company completed a merger transaction with Forest Energy Resources, Inc. (the “Forest Merger”). Prior to the consummation of the Forest Merger, Forest Oil Corporation (“Forest”) transferred and contributed the assets of, and certain liabilities associated with, its offshore Gulf of Mexico operations to Forest Energy Resources, Inc. Immediately prior to the Forest Merger, Forest distributed all of the outstanding shares of Forest Energy Resources, Inc. to Forest shareholders on a pro rata basis. Forest Energy Resources, Inc. then merged with a newly-formed subsidiary of Mariner, became a new wholly-owned subsidiary of Mariner and changed its name to Mariner Energy Resources, Inc. (“MERI”). Immediately following the Forest Merger, approximately 59% of Mariner common stock was held by shareholders of Forest and approximately 41% of Mariner common stock was held by the pre-Forest Merger stockholders of Mariner.
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

     Assets acquired in the Forest Merger include a large undeveloped offshore acreage position which complements the Company’s large seismic database and a large portfolio of potential exploratory prospects. The initial fair value estimate of the underlying assets and liabilities acquired is determined by estimating the value of the underlying proved reserves at the transaction date plus or minus the fair value of other assets and liabilities, including inventory, unproved oil and gas properties, gas imbalances, debt (at face value), derivatives, and abandonment liabilities. The deferred tax liability recognizes the difference between the historical tax basis of the assets of Forest Energy Resources, Inc. and the acquisition cost recorded for book purposes. Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in the acquisition. The entire goodwill balance is non-deductible for tax purposes.
     The purchase price allocation has been finalized. In 2006, we recorded a $27.1 million increase to goodwill primarily related to insurance receivables and deferred taxes. In April 2006, Mariner made a preliminary cash payment of $20.8 million to Forest pursuant to the distribution agreement that was part of the merger documentation. The payment reduced current liabilities. Carryover basis accounting applies for tax purposes.
     On March 2, 2006, Mariner and MERI entered into a $500 million bank credit facility and an additional $40 million senior secured letter of credit. Please refer to Note 3, “Long-Term Debt” for further discussion of the amended and restated bank credit facility.
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

3. Long-Term Debt
     Bank Credit Facility — On March 2, 2004, the Company obtained a revolving line of credit subject to a borrowing base. The borrowing base is based upon the evaluation by the lenders of the Company’s oil and gas reserves and other factors. Any increase in the borrowing base requires the consent of all lenders. Substantially all of the Company’s assets are pledged to secure the bank credit facility.
     In connection with the Forest Merger, the Company amended and restated its existing bank credit facility on March 2, 2006 to, among other things, increase maximum credit availability to $500 million for revolving loans, including up to $50 million in letters of credit, with a $400 million borrowing base as of that date; add an additional dedicated $40 million letter of credit that does not affect the borrowing base (the “Dedicated Letter of Credit”); and add MERI as a co-borrower. The bank credit facility will mature on March 2, 2010, and the Dedicated Letter of Credit will mature on March 2, 2009. The Company used borrowings under its bank credit facility to facilitate the Forest Merger and to retire existing debt, and it may use borrowings in the future for general corporate purposes.
     The Dedicated Letter of Credit was obtained in favor of Forest to secure the Company’s performance of its obligations to drill and complete 150 wells under an existing drill-to-earn program and is not included as a use of the borrowing base. This letter of credit will reduce periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that are drilled and completed. As of June 30, 2007, 136 wells had been drilled and completed. The Dedicated Letter of Credit balance as of June 30, 2007 was $17.1 million. A further reduction of $9.6 million occurred in August 2007, resulting in a remaining Dedicated Letter of Credit balance of $7.5 million.
     On April 23, 2007, the Company’s secured bank credit facility was further amended to increase from $350 million to $600 million the aggregate principal amount of certain unsecured bonds that the Company may issue with a non-default interest rate of 10% or less per annum and a scheduled maturity date after March 1, 2012. The amendment provided that upon a new bond issuance of up to $300 million before May 1, 2007, the borrowing base under the credit facility would remain at its then current level of $450 million, subject to redetermination or adjustment under the credit agreement. Accordingly, the borrowing base was reaffirmed at $450 million upon the April 30, 2007 issuance by the Company of its 8% Senior Notes due 2017 discussed below.
     At June 30, 2007, the Company had no advances outstanding under its bank credit facility and four outstanding letters of credit totaling $16.5 million (excluding the Dedicated Letter of Credit), of which $14.6 million is required for plugging and abandonment obligations at certain of its offshore fields. As of December 31, 2006, $354.0 million was outstanding under the bank credit facility, and the weighted average interest rate was 7.29%. The outstanding principal balance of loans under the bank credit facility may not exceed the borrowing base. If the borrowing base falls below the outstanding balance under the bank credit facility, the Company will be required to prepay the deficit, pledge additional unencumbered collateral, repay the deficit and cash collateralize certain letters of credit, or effect some combination of such prepayment, pledge and repayment and collateralization.
     The bank credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends and other restricted payments, the incurrence of additional debt, the sale of assets, and speculative hedging. The financial covenants under the bank credit facility require the Company to, among other things:
•	maintain a ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities of not less than 1.0 to 1.0; and

•	maintain a ratio of total debt to EBITDA, as defined in the credit agreement, of not more than 2.5 to 1.0.
     The Company was in compliance with the financial covenants under the bank credit facility as of June 30, 2007.

     The Company must pay a commitment fee of 0.25% to 0.375% per year on the unused availability under the bank credit facility.
     Senior Notes — On April 24, 2006, the Company sold and issued to eligible purchasers $300 million aggregate principal amount of its 7 1/2% Senior Notes due 2013 (the “7 1/2% Notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 7 1/2% Notes were priced to yield 7.75% to maturity. Net proceeds, after deducting initial purchasers’ discounts and commissions and offering expenses, were approximately $287.9 million. Mariner used the net proceeds of the offering to repay debt under the bank credit facility. The issuance of the 7 1/2% Notes was a qualifying bond issuance under Mariner’s bank credit facility and resulted in an automatic reduction of its borrowing base to $362.5 million as of April 24, 2006. On November 9, 2006, the Company replaced the original Notes issued in the private placement with new Notes with identical terms and tenor through an exchange offer registered under the Securities Act of 1933.
     On April 30, 2007, the Company sold and issued $300 million aggregate principal amount of its 8% Senior Notes due 2017 (the “8% Notes” and together with the 7 1/2% Notes, the “Notes” ). The 8% Notes were sold at par in an underwritten offering registered under the Securities Act of 1933. Net offering proceeds, after deducting underwriters’ discounts and estimated offering expenses, were approximately $292.4 million. The Company used the net offering proceeds to repay debt under its bank credit facility.
     The Notes are senior unsecured obligations of the Company, rank senior in right of payment to any future subordinated indebtedness, rank equally in right of payment with each other and with the Company’s existing and future senior unsecured indebtedness, and are effectively subordinated in right of payment to the Company’s senior secured indebtedness, including its obligations under its bank credit facility, to the extent of the collateral securing such indebtedness, and to all existing and future indebtedness and other liabilities of any non-guarantor subsidiaries.
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
     The Company may redeem the 7 1/2% Notes at any time before April 15, 2010 and the 8% Notes at any time before May 15, 2012, in each case at a price equal to the principal amount redeemed plus a make-whole premium, using a discount rate of the Treasury rate plus 0.50% and accrued but unpaid interest. Beginning on the dates indicated below, the Company may redeem the Notes from time to time, in whole or in part, at the prices set forth below (expressed as percentages of the principal amount redeemed) plus accrued but unpaid interest:

7 1/2% Notes	8% Notes
April 15, 2010 at 103.750%	May 15, 2012 at 104.000%
April 15, 2011 at 101.875%	May 15, 2013 at 102.667%
April 15, 2012 and thereafter at 100.000%	May 15, 2014 at 101.333%
May 15, 2015 and thereafter at 100.000%
In addition, before April 15, 2009, the Company may redeem up to 35% of the 7 1/2% Notes with the proceeds of equity offerings at a price equal to 107.50% of the principal amount of the 7 1/2% Notes redeemed. Before May 15, 2010, the Company may redeem up to 35% of the 8% Notes with the proceeds of equity offerings at a price equal to 108% of the principal amount of the 8% Notes redeemed plus accrued but unpaid interest.

     If the Company experiences a change of control (as defined in each of the indentures governing the Notes), subject to certain exceptions, the Company must give holders of the Notes the opportunity to sell to the Company their Notes, in whole or in part, at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and liquidated damages to the date of purchase.
     The Company and its restricted subsidiaries are subject to certain negative covenants under each of the indentures governing the Notes. The indentures limit the ability of the Company and each of its restricted subsidiaries to, among other things:
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
     Costs associated with the 7 1/2% Notes offering were approximately $8.5 million, excluding discounts of $3.8 million. Costs associated with the 8% Notes offering included aggregate underwriting discounts of approximately $5.3 million and estimated offering expenses of $2.3 million.
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
     Cash Interest Expense — Cash paid for interest was $14.5 million and $4.8 million for the three-month periods ended June 30, 2007 and 2006, respectively. For the six-month periods ended June 30, 2007 and 2006, interest payments were $21.2 million and $8.4 million, respectively.
     Bank Debt Issuance Costs — The Company capitalizes certain direct costs associated with the issuance of long-term debt. In conjunction with the Forest Merger, the Company’s bank credit facility was amended and restated to, among other things, increase the borrowing capacity from $185 million to $400 million, based upon an initial borrowing base of that amount. The amendment and restatement was treated as an extinguishment of debt for accounting purposes. This treatment resulted in a charge of approximately $1.2 million in the first quarter of 2006. This charge is included in the interest expense line of the consolidated statement of operations.

4. Oil and Gas Properties
     Oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Amortization of oil and gas properties is calculated using the unit-of-production method based on estimated proved oil and gas reserves.
     GAAP requires that a quarterly full-cost ceiling limitation calculation be performed whereby net capitalized costs related to proved and unproved properties, less related deferred income taxes, may not exceed a ceiling limitation. The ceiling limitation is equal to the present value discounted at 10% of estimated future net revenues from proved reserves, plus the lower of cost or fair value of unproved properties, less estimated future production and development costs, all net of related income tax effect. The full-cost ceiling limitation is calculated using natural gas and oil prices in effect as of the balance sheet date and is adjusted for “basis” or location differential. Price is held constant over the life of the reserves. We use derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge against the volatility of oil and natural gas prices and, in accordance with SEC guidelines, we include estimated future cash flows from our hedging program in our ceiling test calculation. If net capitalized costs, less related deferred income taxes, were to exceed the ceiling limitation, the excess would be impaired and a permanent write-down taken. Additional guidance was provided in Staff Accounting Bulletin No. 47, Topic 12(D)(c)(3), primarily regarding the use of cash flow hedges, asset retirement obligations, and the effect of subsequent events on the ceiling test calculation.
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
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation.

(In millions)
Abandonment liability as of December 31, 2006 (1)	$218.0
Liabilities Incurred	1.3
Liabilities Settled	(15.6)
Accretion Expense	8.7
Revisions to previous estimates	(5.9)

Abandonment Liability as of June 30, 2007 (2)	$206.5

(1)	Includes $29.7 million classified as a current accrued liability at December 31, 2006.

(2)	Includes $31.5 million classified as a current accrued liability at June 30, 2007.
6. Stockholders’ Equity
     We recorded compensation expense related to restricted stock and stock options of $3.4 million and $7.9 million for the six-month periods ended June 30, 2007 and 2006, respectively, and $1.8 million and $1.5 million for the three-month periods ended June 30, 2007 and 2006, respectively.

The following table presents a summary of stock option activity under the Company’s Stock Incentive Plan, as amended and restated from time to time (the “Stock Incentive Plan”), and under rollover options granted to certain former Forest employees for the six months ended June 30, 2007:

		Weighted
		Average	Aggregate Intrinsic
		Exercise	Value (1)
	Shares	Price	(In thousands)
Outstanding at beginning of year	802,322	$13.77
Granted	—	—
Exercised (2)	(48,637)	$12.94
Forfeited	(11,752)	—

Outstanding at June 30, 2007	741,933	$13.80	$7,751

(1)	Based upon the difference between the market price of the common stock on the last trading date of the quarter and the option exercise price of in-the-money options.

(2)	Options were exercised for cash proceeds of $629,000.
     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of June 30, 2007 and 2006, respectively, and changes during the six-month periods is as follows:

	Restricted Shares under
	Stock Incentive Plan
	June 30,
	2007	2006
Total unvested shares at beginning of period: January 1	875,380	—
Shares granted	799,694	762,483
Shares vested	(207,053)	—
Shares forfeited	(24,266)	(12,338)

Total unvested shares at end of period: June 30	1,443,755	750,145

Available for future grant as options or restricted stock	4,146,100	4,949,855

     A summary of the activity for unvested restricted stock awards under the Company’s Equity Participation Plan, as amended (which expired May 31, 2006), as of June 30, 2007 and 2006, respectively, and changes during the six-month periods is as follows:

	Restricted Shares under
	Equity Participation Plan
	June 30,
	2007	2006
Total unvested shares at beginning of period: January 1	—	2,267,270
Shares granted	—	—
Shares vested	—	(2,267,270)
Shares forfeited	—	—

Total unvested shares at end of period: June 30	—	—

Available for future grant under Equity Participation Plan	—	—

7. Commitments And Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum rental obligations under the Company’s operating leases in effect at June 30, 2007 are as follows:

(In millions)
2008	$1.5
2009	1.3
2010	1.6
2011	1.5
2012 and thereafter	1.5
     Hedging Program — The energy markets have historically been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company’s operations, management has elected to hedge oil and natural gas prices from time to time through the use of commodity price swap agreements and costless collars. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark to market change in fair value is recognized in oil and natural gas revenue. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values we report in our financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.
     The cash activity on our hedge contracts settled and reported in oil and natural gas revenue during the three months ended June 30, 2007 and 2006 was a $6.9 million gain and an $1.8 million loss, respectively. During the six months ended June 30, 2007 and 2006, the cash activity on our hedge contracts settled and reported in oil and natural gas revenue was a $30.5 million gain and an $11.8 million loss, respectively. A $3.9 million non-cash gain was also recorded for the three and six-month periods ended June 30, 2006 relating to the hedges acquired through the Forest Merger. Additionally, for the three months ended June 30, 2007 and 2006, an unrealized gain of $0.1 million and an unrealized loss of $1.0 million, respectively, was recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale. Losses related to ineffectiveness recognized during the six months ended June 30, 2007 and 2006, were $2.0 million and $1.0 million, respectively.
     As of June 30, 2007, the Company had the following hedge contracts outstanding:

			June 30,
		Weighted Average	2007 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
July 1—December 31, 2007	627,900	$69.20	$(1.3)
January 1—December 31, 2008	992,350	$69.34	(3.0)
January 1—December 31, 2009	1,280,750	$68.93	(4.4)
Natural Gas (MMbtus)
July 1—December 31, 2007	10,661,236	$8.75	15.7
January 1—December 31, 2008	10,833,979	$8.87	4.9
January 1—December 31, 2009	8,052,820	$8.30	(2.4)

Total			$9.5

				June 30,
		Weighted Average	Weighted Average	2007 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
July 1—December 31, 2007	889,824	$59.43	$83.52	$(2.6)
January 1—December 31, 2008	1,195,495	$61.66	$86.80	1.0
Natural Gas (MMbtus)
July 1—December 31, 2007	8,197,200	$6.98	$12.19	2.0
January 1—December 31, 2008	12,347,000	$7.83	$14.60	6.4

Total				$6.8

     As of August 9, 2007, the Company has not entered into any hedge transactions subsequent to June 30, 2007.
     The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data. During the first half of 2007, the Company entered into two commitments to purchase seismic data for an aggregate $22.0 million. The remaining minimum annual payments under the Company’s seismic contracts are $16.6 million in 2007 and $15.0 million in 2008. In 2005, the Company entered into a two-year joint exploration agreement granting the joint venture partner the right to participate in prospects covered by certain seismic data licenses in return for $6.0 million reimbursement to the Company to be paid in quarterly installments through December 2007.
     MMS Proceedings — Mariner and a subsidiary own numerous properties in the Gulf of Mexico. Certain of such properties were leased from the Minerals Management Service (“MMS”) subject to the 1995 Royalty Relief Act. This Act relieved lessees of the obligation to pay royalties on certain leases until a designated volume was produced. Two of these leases held by the Company and one held by MERI contained language that limited royalty relief if commodity prices exceeded predetermined levels. Since 2000, commodity prices have exceeded some of the predetermined levels, except in 2002. The Company and its subsidiary believe the MMS did not have the authority to include commodity price threshold language in these leases and have withheld payment of royalties on the leases while disputing the MMS’ authority in two pending proceedings. The Company has recorded a liability for 100% of the estimated exposure on its two leases, which at June 30, 2007 was $22.6 million, including interest. Various legal proceedings are pending concerning this potential liability and further proceedings may be initiated with respect to years not covered by the pending proceedings. Pending legal proceedings include:
• In April 2005, the Interior Board of Land Appeals denied Mariner’s administrative appeal of the MMS’ April 2001 order asserting royalties were due for production during calendar year 2000 because price thresholds had been exceeded. In October 2005, Mariner filed suit in the U.S. District Court for the Southern District of Texas seeking judicial review of the dismissal. Upon motion of the MMS, the Company’s lawsuit was dismissed on procedural grounds. In August 2006, the Company filed an appeal of such dismissal. In August 2007, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal on procedural grounds. The Company currently is evaluating its options in light of the Fifth Circuit’s ruling.
• In May 2006, the MMS issued an order asserting price thresholds were exceeded in calendar years 2000, 2001, 2003 and 2004 and, accordingly, that royalties were due under such leases on oil and gas produced in those years. Mariner has filed and is pursuing an administrative appeal of that order. The MMS has not yet made demand for non-payment of royalties alleged to be due for calendar years subsequent to 2004 on the basis of price thresholds being exceeded.
     The potential liability of MERI under its lease subject to the 1995 Royalty Relief Act containing such commodity price threshold language, including interest, is approximately $3.6 million as of June 30, 2007, and a reserve of that amount was recorded as of June 30, 2007. This potential liability relates to production from the lease commencing July 1, 2005, the effective date of Mariner’s acquisition of MERI.
     The enforceability of the price threshold provisions of leases granted pursuant to the 1995 Royalty Relief Act currently is being litigated in several administrative appeals filed by other companies in addition to Mariner, as well as in Kerr-McGee Oil & Gas Corp. v. Burton, C.A. No. 06-0439, pending in federal court for the Western District of Louisiana.
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
     As of June 30, 2007, we had incurred approximately $104.1 million in hurricane expenditures resulting from Hurricanes Katrina and Rita, of which $86.6 million were repairs and $17.5 million were hurricane-related abandonment costs. Substantially all of the costs incurred to date pertained to the Gulf of Mexico assets acquired from Forest. We estimate that we will incur additional hurricane-related abandonment costs of approximately $17.1 million during the remainder of 2007, as well as additional facility repair costs that cannot be estimated at this time but which we do not believe will be material.
     Under the terms of the acquisition from Forest, we are responsible for performing all facility repairs and hurricane-related abandonment operations on Forest’s Gulf of Mexico assets at our expense, and we are entitled to receive all related insurance proceeds under Forest’s insurance policies at the time of the storms, subject to our meeting Forest’s deductibles. In 2006, we recorded an insurance receivable, net of deductibles, for facility repair costs in excess of insurance deductibles inasmuch as we believe it is probable that these costs will be reimbursed under Forest’s insurance policies. Moreover, we believe substantially all hurricane-related abandonment costs expended to date also should be covered under Forest’s insurance. At June 30, 2007 the insurance receivable balance was approximately $76.9 million.
     Forest’s primary insurance coverage for Katrina and Rita was provided through OIL Insurance, Ltd., an energy industry insurance cooperative. The terms of Forest’s coverage included a deductible of $5 million per occurrence and a $1 billion industry-wide loss limit per occurrence. OIL has advised us that the aggregate claims resulting from each of Hurricanes Katrina and Rita are expected to exceed the $1 billion per occurrence loss limit and that our insurance recovery relating to Forest’s Gulf of Mexico assets is therefore expected to be reduced pro rata with all other competing claims from the storms. To the extent insurance recovery under the primary OIL policy is reduced, Mariner believes the shortfall would be covered under Forest’s commercial excess insurance coverage. Forest’s excess coverage is not subject to an additional deductible and has a stated limit of $50 million per storm. Mariner does not believe the hurricane related costs associated with Mariner’s legacy properties (as opposed to those acquired from Forest) will exceed Mariner’s $3.8 million deductible and we do not anticipate making a claim under our insurance.
     Taking into account Forest’s insurance coverage in effect at the time of Hurricanes Katrina and Rita, we currently estimate our unreimbursed losses from hurricane-related repairs and abandonments should not exceed $15 million. However, due to the magnitude of the storms and the complexity of the insurance claims being processed by the insurance industry, the timing of our ultimate insurance recovery cannot be ascertained. Although we expect to begin receiving insurance proceeds in 2007, we believe that full settlement of all hurricane-related insurance claims may take several quarters to complete. As a result, we expect to maintain a possibly significant insurance receivable for the indefinite future while we actively pursue settlement of our claims to minimize the impact to our working capital and liquidity. Any differences between our insurance recoveries and insurance receivables will be recorded as adjustments to our oil and gas properties.

     Hurricane Ivan (2004)
     In September 2004, we incurred damage from Hurricane Ivan that affected the Mississippi Canyon 66 (Ochre) and Mississippi Canyon 357 fields. Ochre production was shut-in until September 2006, when host platform repairs were completed and production recommenced at approximately the same net rate. Mississippi Canyon 357 production was shut-in until March 2005, when necessary repairs were completed and production recommenced. However, production was subsequently shut-in due to Hurricane Katrina and did not return to production until the first quarter of 2007. As of June 30, 2007, we had incurred approximately $8.2 million of property damage related to Hurricane Ivan. As of June 30, 2007, approximately $2.4 million has been recovered through insurance, with the balance of $4.2 million, net of deductible, recorded as insurance receivable, as we believe it is probable that these costs will be reimbursed under our insurance policies.
     Litigation — The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material. See “MMS Proceedings” above.
     Letters of Credit — On March 2, 2006, Mariner obtained the reducing $40 million Dedicated Letter of Credit under its bank credit facility that is not included as a use of the borrowing base. The Dedicated Letter of Credit balance as of June 30, 2007 was $17.1 million. A further reduction of $9.6 million occurred in August 2007, resulting in a remaining Dedicated Letter of Credit balance of $7.5 million.
     Mariner’s bank credit facility also has a letter of credit facility for up to $50 million that is included as a use of the borrowing base. As of June 30, 2007, four such letters of credit totaling $16.5 million were outstanding.
     Please refer to Note 3, “Long-Term Debt” for further discussion of these letters of credit.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands, except per share data)
Numerator:
Net Income	$32,958	$30,705	$71,165	$41,834
Denominator:
Weighted average shares outstanding	85,627	84,720	85,585	67,244
Add dilutive securities	278	308	182	585

Total weighted average shares outstanding and dilutive securities	85,905	85,028	85,767	67,829

Earnings per share—basic:	$0.38	$0.36	$0.83	$0.62
Earnings per share—diluted:	$0.38	$0.36	$0.83	$0.62
Shares issuable upon exercise of options to purchase common stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. Approximately 547,000 and 578,000 shares issuable upon exercise of stock options were excluded from the computation for the three months and six months ended June 30, 2007, respectively. Approximately 770,000 and 760,000 shares issuable upon exercise of stock options were excluded from the computation for the three months and six months ended June 30, 2006, respectively.

     Please refer to Note 6 “Stockholders’ Equity” for option and share activity for the three and six months ended June 30, 2007 and 2006.
9. Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to stockholders’ equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income	$32,958	$30,705	$71,165	$41,834
Other comprehensive income (loss):
Derivative contracts settled and reclassified, net of income taxes of $2,445, $375, $9,979 and ($3,124)	4,523	696	18,464	(5,802)
Change in unrealized mark to market (losses) gains arising during period, net of income taxes of ($2,235), $8,436, ($29,358) and $22,111	(4,134)	16,930	(52,329)	40,124

Change in accumulated other comprehensive income (loss)	389	17,626	(33,865)	34,322

Comprehensive income	$33,347	$48,331	$37,300	$76,156

10. Supplemental Guarantor Information
     On April 24, 2006, the Company sold and issued to eligible purchasers the 7 1/2% Notes. On April 30, 2007, the Company sold and issued the 8% Notes. Please refer to Note 3, “Long-Term Debt” for futher discussion of the Notes. The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (“Subsidiary Guarantors”). In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under the Company’s bank credit facility, to the extent of the collateral securing such indebtedness.
     On March 2, 2006, a subsidiary of the Company completed the Forest Merger. Prior to the transaction, Forest transferred and contributed the assets of, and certain liabilities associated with, its Gulf of Mexico operations to Forest Energy Resources, Inc. Immediately prior to the Forest Merger, Forest distributed all of the outstanding shares of Forest Energy Resources, Inc. to Forest shareholders on a pro rata basis. Forest Energy Resources, Inc. then merged with a newly-formed subsidiary of Mariner, became a new wholly-owned subsidiary of Mariner and changed its name to Mariner Energy Resources, Inc.
     The following information sets forth our Consolidating Balance Sheet as of June 30, 2007 and December 31, 2006, our Consolidating Statement of Operations for the three months and six months ended June 30, 2007 and 2006, and our Consolidating Statement of Cash Flows for the six months ended June 30, 2007 and 2006. Investments in our subsidiaries are accounted for on the consolidation method; accordingly, entries necessary to consolidate the Parent Company and the Subsidiary Guarantors are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007
(In thousands except share data)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$9,147	$—	$—	$9,147
Receivables, net	73,660	91,959	—	165,619
Insurance receivables	3,970	77,156	—	81,126
Derivative asset	21,781	—	—	21,781
Prepaid seismic	27,561	—	—	27,561
Prepaid expenses and other	11,534	2,070	—	13,604

Total current assets	147,653	171,185	—	318,838
Property and Equipment:
Proved oil and gas properties, full-cost method	1,113,618	1,506,480	—	2,620,098
Unproved properties, not subject to amortization	89,633	466	—	90,099

Total oil and gas properties	1,203,251	1,506,946	—	2,710,197
Other property and equipment	14,379	50	—	14,429
Accumulated depreciation, depletion and amortization	(315,978)	(254,613)	—	(570,591)

Total property and equipment, net	901,652	1,252,383	—	2,154,035
Investment in subsidiaries	915,704	—	(915,704)	—
Intercompany receivable	99,709	—	(99,709)	—
Intercompany note receivable	176,200	—	(176,200)	—
Goodwill	—	288,504	—	288,504
Derivative asset	2,440	—	—	2,440
Other Assets, Net of Amortization	28,796	—	—	28,796

TOTAL ASSETS	$2,272,154	$1,712,072	$(1,191,613)	$2,792,613

Current Liabilities:
Accounts payable	$1,658	$—	$—	$1,658
Accrued liabilities	105,129	6,489	—	111,618
Accrued capital costs	113,202	59,946	—	173,148
Deferred income tax	4,199	—	—	4,199
Derivative liability	2,207	—	—	2,207
Abandonment liability	8,597	22,862	—	31,459
Accrued interest	9,487	—	—	9,487

Total current liabilities	244,479	89,297	—	333,776
Long-Term Liabilities:
Abandonment liability	47,450	127,637	—	175,087
Derivative liability	5,666	—	—	5,666
Deferred income tax	58,766	240,978	—	299,744
Intercompany payable	—	99,709	(99,709)	—
Long-term debt, bank credit facility	—	—	—	—
Long-term debt, senior unsecured notes	600,000	—	—	600,000
Other long-term liabilities	30,820	3,586	—	34,406
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	742,702	648,110	(275,909)	1,114,903
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2007	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 87,140,509 shares issued and outstanding at June 30, 2007	9	5	(5)	9
Additional paid-in-capital	1,047,966	886,142	(886,142)	1,047,966
Accumulated other comprehensive income	9,232	—	—	9,232
Accumulated retained earnings	227,766	88,518	(29,557)	286,727

Total stockholders’ equity	1,284,973	974,665	(915,704)	1,343,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,272,154	$1,712,072	$(1,191,613)	$2,792,613

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(In thousands except share data)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$9,579	$—	$—	$9,579
Receivables, net	51,118	98,574	—	149,692
Insurance receivables	4,673	56,328	—	61,001
Derivative financial instruments	54,488	—	—	54,488
Prepaid seismic	19,468	1,367	—	20,835
Prepaid expenses and other	10,927	1,919	—	12,846

Total current assets	150,253	158,188	—	308,441

Property and Equipment:
Proved oil and gas properties, full-cost method	922,385	1,422,656	—	2,345,041
Unproved properties, not subject to amortization	39,885	361	—	40,246

Total oil and gas properties	962,270	1,423,017	—	2,385,287
Other property and equipment	13,444	68	—	13,512
Accumulated depreciation, depletion and amortization	(233,087)	(153,650)	—	(386,737)

Total property and equipment, net	742,627	1,269,435	—	2,012,062
Investment in subsidiaries	945,108	—	(945,108)	—
Intercompany receivable	153,793	—	(153,793)	—
Intercompany note receivable	176,200	—	(176,200)	—
Restricted cash	31,830	—	—	31,830
Goodwill	—	288,504	—	288,504
Derivative financial instruments	17,153	—	—	17,153
Other Assets, Net of Amortization	22,163	—	—	22,163

TOTAL ASSETS	$2,239,127	$1,716,127	$(1,275,101)	$2,680,153

Current Liabilities:
Accounts payable	$1,822	$—	$—	$1,822
Accrued liabilities	61,779	13,101	—	74,880
Accrued capital costs	60,146	38,882	—	99,028
Deferred income tax	26,857	—	—	26,857
Abandonment liability	9,312	20,348	—	29,660
Accrued interest	7,355	125	—	7,480

Total current liabilities	167,271	72,456	—	239,727
Long-Term Liabilities:
Abandonment liability	48,509	139,801	—	188,310
Deferred income tax	36,701	226,187	—	262,888
Intercompany payable	—	153,793	(153,793)	—
Long-term debt, bank credit facility	354,000	—	—	354,000
Long-term debt, senior unsecured notes	300,000	—	—	300,000
Other long-term liabilities	30,055	2,582	—	32,637
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	769,265	698,563	(329,993)	1,137,835
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2006	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 86,375,840 shares issued and outstanding at December 31, 2006	9	5	(5)	9
Additional paid-in-capital	1,043,923	886,142	(886,142)	1,043,923
Accumulated other comprehensive income	43,097	—	—	43,097
Accumulated retained earnings	215,562	58,961	(58,961)	215,562

Total stockholders’ equity	1,302,591	945,108	(945,108)	1,302,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,239,127	$1,716,127	$(1,275,101)	$2,680,153

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil	$32,129	$34,549	$—	$66,678
Natural gas	60,368	73,714	—	134,082
Natural gas liquids	7,284	4,129	—	11,413
Other revenues	908	—	—	908

Total revenues	100,689	112,392	—	213,081

Costs and Expenses:
Lease operating expense	8,815	31,482	—	40,297
Severance and ad valorem taxes	1,890	998	—	2,888
Transportation expense	789	614	—	1,403
General and administrative expense	10,849	527	—	11,376
Depreciation, depletion and amortization	45,392	48,507	—	93,899

Total costs and expenses	67,735	82,128	—	149,863

OPERATING INCOME	32,954	30,264	—	63,218
Earnings of Affiliates	17,183	—	(17,183)	—
Other Income (Expense):
Interest income	3,872	1	(3,642)	231
Interest expense, net of amounts capitalized	(13,818)	(3,697)	3,642	(13,873)
Other	—	(373)	—	(373)

Income before taxes	40,191	26,195	(17,183)	49,203
Provision for income taxes	(7,233)	(9,012)	—	(16,245)

NET INCOME	$32,958	$17,183	$(17,183)	$32,958

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2006
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil	$29,874	$21,619	$—	$51,493
Natural gas	38,705	66,902	—	105,607
Natural gas liquids	4,868	4,763	—	9,631
Other revenues	936	—	—	936

Total revenues	74,383	93,284	—	167,667

Costs and Expenses:
Lease operating expense	8,796	13,831	—	22,627
Severance and ad valorem taxes	1,757	—	—	1,757
Transportation expense	1,054	494	—	1,548
General and administrative expense	6,569	395	—	6,964
Depreciation, depletion and amortization	31,520	45,462	—	76,982

Total costs and expenses	49,696	60,182	—	109,878

OPERATING INCOME	24,687	33,102	—	57,789
Earnings of Affiliates	30,121	—	(30,121)
Other Income (Expense):
Interest income	594	—	(458)	136
Interest expense, net of amounts capitalized	(6,140)	(2,981)	458	(8,663)

Income before taxes	49,262	30,121	(30,121)	49,262
Provision for income taxes	(18,557)	—	—	(18,557)

NET INCOME	$30,705	$30,121	$(30,121)	$30,705

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil	$64,232	$62,897	$—	$127,129
Natural gas	135,916	138,698	—	274,614
Natural gas liquids	12,083	8,479	—	20,562
Other revenues	2,241	100	—	2,341

Total revenues	214,472	210,174	—	424,646

Costs and Expenses:
Lease operating expense	23,335	51,718	—	75,053
Severance and ad valorem taxes	3,979	1,899	—	5,878
Transportation expense	1,815	1,490	—	3,305
General and administrative expense	20,317	1,200	—	21,517
Depreciation, depletion and amortization	85,490	107,143	—	192,633

Total costs and expenses	134,936	163,450	—	298,386

OPERATING INCOME	79,536	46,724	—	126,260
Earnings of Affiliates	29,557	—	(29,557)	—
Other Income (Expense):
Interest income	7,769	1	(7,248)	522
Interest expense, net of amounts capitalized	(26,032)	(7,436)	7,248	(26,220)
Other	—	5,058	—	5,058

Income before taxes	90,830	44,347	(29,557)	105,620
Provision for income taxes	(19,665)	(14,790)	—	(34,455)

NET INCOME	$71,165	$29,557	$(29,557)	$71,165

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2006
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil	$54,234	$27,441	$—	$81,675
Natural gas	61,294	88,468	—	149,762
Natural gas liquids	8,814	6,051	—	14,865
Other revenues	1,623	—	—	1,623

Total revenues	125,965	121,960	—	247,925

Costs and Expenses:
Lease operating expense	15,898	18,221	—	34,119
Severance and ad valorem taxes	3,448	—	—	3,448
Transportation expense	1,527	750	—	2,277
General and administrative expense	16,666	807	—	17,473
Depreciation, depletion and amortization	48,127	61,679	—	109,806

Total costs and expenses	85,666	81,457	—	167,123

OPERATING INCOME	40,299	40,503	—	80,802
Earnings of Affiliates	36,384	—	(36,384)	—
Other Income (Expense):
Interest income	707	—	(458)	249
Interest expense, net of amounts capitalized	(11,007)	(4,119)	458	(14,668)

Income before taxes	66,383	36,384	(36,384)	66,383
Provision for income taxes	(24,549)	—	—	(24,549)

NET INCOME	$41,834	$36,384	$(36,384)	$41,834

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by operating activities	$196,520	$116,931	$(29,557)	$283,894

Investing Activities:
Additions to properties and equipment	(193,465)	(64,846)	—	(258,311)
Property conveyances	18	1,999	—	2,017
Restricted cash designated for investment	31,830	—	—	31,830

Net cash used in investing activities	(161,617)	(62,847)	—	(224,464)

Financing Activities:
Credit facility repayments, net	(354,000)	—	—	(354,000)
Proceeds from note offering	300,000	—	—	300,000
Deferred offering costs	(6,491)	—	—	(6,491)
Proceeds from exercise of stock options	629	—	—	629
Net activity in investment from subsidiaries	24,527	(54,084)	29,557	—

Net cash used in financing activities	(35,335)	(54,084)	29,557	(59,862)

Decrease in Cash and Cash Equivalents	(432)	—	—	(432)
Cash and Cash Equivalents at Beginning of Period	9,579	—	—	9,579

Cash and Cash Equivalents at End of Period	$9,147	$—	$—	$9,147

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by operating activities	$121,462	$11,017	$(36,384)	$96,095

Investing Activities:
Additions to properties and equipment	(143,156)	(42,841)	—	(185,997)
Property conveyances	2,012	—	—	2,012
Purchase price adjustment	—	(20,808)	—	(20,808)

Net cash used in investing activities	(141,144)	(63,649)	—	(204,793)

Financing Activities:
Repayment of term note	(4,000)	—	—	(4,000)
Credit facility (repayments) borrowings, net	(152,000)	157,000	—	5,000
Debt and working capital acquired from Forest Energy Resources, Inc.	—	(176,200)	—	(176,200)
Proceeds from note offering	300,000	—	—	300,000
Deferred offering costs	(12,129)	—	—	(12,129)
Net realized loss on derivative contracts acquired	—	(3,548)	—	(3,548)
Proceeds from exercise of stock options	675	—	—	675
Net activity in investments from subsidiaries	(111,764)	75,380	36,384	—

Net cash provided by financing activities	20,782	52,632	36,384	109,798

Increase in Cash and Cash Equivalents	1,100	—	—	1,100
Cash and Cash Equivalents at Beginning of Period	4,556	—	—	4,556

Cash and Cash Equivalents at End of Period	$5,656	$—	$—	$5,656

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our business and the results of operations together with our present financial condition. This section should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Risk Factors” in Item 1A of this Quarterly Report regarding certain risk factors relating to the Company.
Overview
     We are an independent oil and natural gas exploration, development and production company with principal operations in the Gulf of Mexico and West Texas. As of December 31, 2006, approximately 57% of our proved reserves were classified as proved developed, with approximately 18% of the reserves located in the Gulf of Mexico deepwater, 46% on the Gulf of Mexico shelf and 36% in West Texas.
     On March 2, 2006, a subsidiary of Mariner completed a merger transaction with Forest Energy Resources, Inc. (the “Forest Merger”) pursuant to which Mariner effectively acquired the Gulf of Mexico operations of Forest Oil Corporation (“Forest”). Our acquisition of Forest Energy Resources added approximately 298 Bcfe of estimated proved reserves as of the date of acquisition. The Forest Merger has had a significant effect on the comparability of operating and financial results between periods.
     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas, and on our ability to find, develop and acquire oil and gas reserves that are economically recoverable while controlling and reducing costs. The energy markets have historically been very volatile. Commodity prices may fluctuate significantly in the future. Although we attempt to mitigate the impact of price declines and provide for more predictable cash flows through our hedging strategy, a substantial or extended decline in oil and natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of natural gas and oil reserves that we can economically produce and our access to capital. Conversely, the use of derivative instruments also can prevent us from realizing the full benefit of upward price movements.
Results of Operations
     Offshore— Mariner drilled eight offshore wells in the second quarter of 2007 of which six were successful. Information regarding the six successful wells is shown below:

Well Name	Operator	Working Interest	Water Depth (Ft)	Location
HI A467 A1ST1	Mariner	100%	185	Conventional Shelf
WC 252 #1	EPL	25%	82	Conventional Shelf
BA A24 #1	Hydro	20%	142	Deep Shelf
HI A467 A17	Mariner	100%	185	Conventional Shelf
VR 261 A4ST1	Mariner	86.4%	157	Conventional Shelf
EI 354 A6ST1	Devon	17%	265	Conventional Shelf
     Mariner has been successful in 13 of 16 offshore wells drilled from January 1, 2007 through June 30, 2007. As of June 30, 2007, three offshore wells were drilling
     Onshore – In the second quarter of 2007, Mariner drilled 22 development wells in West Texas, all of which were successful. Mariner has been successful in all 55 onshore wells drilled from January 1, 2007 through June 30, 2007. As of June 30, 2007, five rigs were operating on our West Texas properties.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 and the Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Our operating and financial results for the quarter and six months ended June 30, 2007 as compared to the quarter and six months ended June 30, 2006 increased primarily due to restoration of production from fields shut-in by Hurricanes Rita and Katrina as well as steady organic growth across Mariner’s asset base. Results for the six months ended June 30, 2007 were also favorably impacted by an additional two months of offshore production attributable to our acquisition of Forest’s Gulf of Mexico operations on March 2, 2006. Commencing January 1, 2007, revenues associated with natural gas liquids are being reported separately. Certain prior year amounts have been reclassified to conform to current year presentation.
Operating and Financial Results for the Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 and the Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Three Months Ended June 30,		Six Months Ended June 30,
Summary Operating Information:	2007	2006	2007	2006
	(In thousands, except average sales prices and production volumes)
Net Production:
Oil (MBbls)	1,080.8	794.8	2,127.3	1,358.4
Natural gas (MMcf)	16,390.9	14,807.7	33,868.7	21,227.3
Natural gas liquids (MBbls)	281.8	286.2	558.7	406.6
Total natural gas equivalent (MMcfe)	24,566.5	21,293.3	49,984.9	31,817.3
Average daily production (MMcfe/d)	270.0	233.9	276.2	175.8
Average sales prices:
Oil (per Bbl) (1)	$61.69	$64.79	$59.76	$60.13
Natural gas (per Mcf) (1)	8.18	7.13	8.11	7.06
Natural gas liquids (per Mcf) (1)	40.51	33.66	36.81	36.56
Total natural gas equivalent ($/Mcfe) (1)	8.64	7.83	8.45	7.74
Oil and gas revenues:
Oil	$66,678	$51,493	$127,129	$81,675
Natural gas	134,082	105,607	274,614	149,762
Natural gas liquids	11,413	9,631	20,562	14,865
Total oil and gas revenues	212,173	166,731	422,305	246,302
Other revenues	908	936	2,341	1,623
Lease operating expense	40,297	22,627	75,053	34,119
Severance and ad valorem taxes	2,888	1,757	5,878	3,448
Transportation expense	1,403	1,548	3,305	2,277
General and administrative expense	11,376	6,964	21,517	17,473
Depreciation, depletion and amortization	93,899	76,982	192,633	109,806
Net interest expense	13,642	8,527	25,698	14,419
Other income (expense)	(373)	—	5,058	—
Income before taxes	49,203	49,262	105,620	66,383
Provision for income taxes	16,245	18,557	34,455	24,549
Net Income	32,958	30,705	71,165	41,834

(1)	Average prices include the effects of hedging
     Net Production: Net production for the second quarter of 2007 increased 15.4% compared to the second quarter of 2006 primarily due to restoration of production from fields shut-in by Hurricanes Rita and Katrina as well as steady organic growth. Net production for the first six months of 2007 increased 57.1% compared to the comparable period in 2006 primarily due to the restoration of production from fields shut-in by Hurricanes Rita and Katrina, organic growth and an additional two months of offshore production in 2007 from the Forest assets acquired in March 2006.
     Offshore production in the Gulf of Mexico for the second quarter 2007 increased 16.4% to 22.0 Bcfe compared to 18.9 Bcfe for the second quarter 2006, while onshore production in West Texas increased 8.3% to 2.6 Bcfe for the second quarter 2007 compared to 2.4 Bcfe for the second quarter of 2006. For the first six months of 2007, offshore production in the Gulf of Mexico increased 63.1% to 44.7 Bcfe compared to 27.4 Bcfe for the first six months of 2006, while onshore production in West Texas increased 17.8% to 5.3 Bcfe for the first six months of 2007 compared to 4.5 Bcfe for the first six months of 2006. Natural gas, oil and natural gas liquids production totaled 16.4 Bcf, 1.1 MMBbls and 0.3 MMBbls, respectively, in the second quarter 2007 compared to 14.8 Bcf, 0.8 MMBbls and 0.3 MMBbls, respectively, in the second quarter of 2006. Natural gas, oil and natural gas liquids production totaled 33.9 Bcf, 2.1 MMBbls and 0.6 MMBbls, respectively, in the first six months of 2007 compared to 21.2 Bcf, 1.4 MMBbls and 0.4 MMBbls, respectively, in the first six months of 2006.
     Oil and gas revenues: For the second quarter 2007, the Company generated total natural gas revenue of $134.1 million compared to $105.6 million for the second quarter 2006. Total oil revenue for second quarter 2007 totaled $66.7 million, compared to $51.5 million for the second quarter 2006. Total revenue from natural gas liquids for second quarter 2007 was $11.4 million, compared to $9.6 million in the second quarter 2006. Total oil and gas revenues increased approximately 27.3% to $212.2 million in the second quarter 2007 compared to $166.7 million in the second quarter 2006. The increase for the second quarter of 2007 as compared to the second quarter of 2006 was primarily due to the restoration of production from fields shut-in by Hurricanes Rita and Katrina and organic growth.
     For the first six months of 2007, the Company generated total natural gas revenue of $274.6 million compared to $149.8 million for the comparable period in 2006. Total oil revenue for the first six months of 2007 was $127.1 million, compared to $81.6 million for the comparable period in 2006. Total revenue from natural gas liquids for the first six months of 2007 was $20.6 million, compared to $14.9 million for the comparable period in 2006. Total oil and gas revenues increased approximately 71.5% to $422.3 million for the first six months 2007 compared to $246.3 million for the comparable period in 2006. The increase was primarily due to the restoration of production from fields shut-in by Hurricanes Rita and Katrina, organic growth, two additional months of offshore production from the Forest assets and an 14.9% increase in average natural gas prices (including the effects of hedging).
     Natural gas prices (excluding the effects of hedging) for the second quarter and first six months of 2007 averaged $7.68/Mcf and $7.28/Mcf, respectively, compared to $6.89/Mcf and $7.22/Mcf, for the comparable periods of 2006. Oil prices (excluding the effects of hedging) for the second quarter and first six months of 2007 averaged $62.82/Bbl and $59.54/Bbl, respectively, compared to $67.99/Bbl and $64.25/Bbl, respectively, for the comparable periods of 2006.
     The impact of hedges in the second quarter of 2007 increased average natural gas prices by $0.50/Mcf to $8.18/Mcf and reduced average oil prices by $1.13/Bbl to $61.69/Bbl, resulting in a net recognized hedge gain of $6.9 million. The impact of hedges during the second quarter of 2006 increased average natural gas prices by $0.24/Mcf to $7.13/Mcf and reduced average oil prices by $3.20/Bbl to $64.79/Bbl, resulting in a net recognized hedging gain of $1.1 million. For the first six months of 2007, hedges increased average natural gas prices by $0.83/Mcf to $8.11/Mcf and increased average oil prices by $0.22/Bbl to $59.76/Bbl, resulting in a net recognized hedge gain of $28.4 million. For the first six months of 2006, hedges decreased average natural gas prices by $0.16/Mcf to $7.06/Mcf and reduced average oil prices by $4.12/Bbl to $60.13/Bbl, resulting in a net recognized hedging loss of $8.9 million.
     The cash activity on our hedge contracts settled during the second quarter of 2007 and 2006 was a $6.9 million gain and an $1.8 million loss, respectively. During the first six months of 2007 and 2006, the cash activity on our hedge contracts settled was a $30.5 million gain and an $11.8 million loss, respectively. A $3.9 million non-cash gain also was recorded for the three and six-month periods ended June 30, 2006 relating to the hedges acquired through the Forest Merger. Additionally, during the second quarter of 2007 and 2006, an unrealized gain of $0.1 million and an unrealized loss of $1.0 million, respectively, was recognized related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale. Losses related to ineffectiveness recognized during the first six months of 2007 and 2006 were $2.0 million and $1.0 million, respectively.

     Other revenues totaled $0.9 million for each of the second quarters of 2007 and 2006. For the first six months of 2007, other revenues totaled $2.3 million as compared to $1.6 million for the first six months of 2006 due to increased transportation income from our gathering system in West Texas.
     Lease operating expense (including workover expenses) (“LOE”) for the second quarter of 2007 totaled $40.3 million compared to $22.6 million in the second quarter of 2006 and $75.1 million for the first six months of 2007 compared to $34.1 million for the comparable period in 2006. The increases in both 2007 periods were due to expenses associated with Mariner’s restoration of shelf production from several fields that, during the second quarter 2006, remained shut-in due to the 2005 hurricanes. On a per-unit basis, lease operating costs rose to $1.64/Mcfe in the second quarter 2007 from $1.07/Mcfe in the second quarter 2006, and rose to $1.50/Mcfe for the first six months of 2007 compared to $1.07/Mcfe for the comparable period in 2006.
     Severance and ad valorem taxes totaled $2.9 million or $0.12/Mcfe for the second quarter of 2007, compared to $1.8 million or $0.08/Mcfe for the second quarter of 2006. For the first six months of 2007, severance and ad valorem taxes totaled $5.9 million or $0.12/Mcfe, compared to $3.4 million or $0.11/Mcfe, for the first six months of 2006.
     Transportation expense totaled $1.4 million or $0.06/Mcfe for the second quarter 2007, compared to $1.5 million or $0.07/Mcfe for the second quarter 2006. For the first six months of 2007, transportation expense totaled $3.3 million, or $0.07/Mcfe, compared to $2.3 million, or $0.07/Mcfe, for the first six months of 2006. The quarterly increase in transportation expense per Mcfe was primarily due to increased production. For the first six months of 2007 and 2006, transportation expense per Mcfe remained comparable.
     General and administrative (“G&A”) expense for the second quarter 2007 totaled $11.4 million, or $0.46/Mcfe. This compares to $7.0 million, or $0.33/Mcfe, in the second quarter of 2006. G&A expense in the second quarter of 2007 increased primarily due to additional personnel, payroll taxes on restricted stock vesting during the quarter, professional fees associated with our Sarbanes/Oxley compliance efforts, audit fees and routine litigation matters.
     G&A expense for the first six months of 2007 totaled $21.5 million, or $0.43/Mcfe. This compares to $17.5 million, or $0.55/Mcfe, for the first six months of 2006. G&A expenses increased primarily due to additional personnel, payroll taxes on restricted stock vesting during the period, professional fees associated with our Sarbanes/Oxley compliance efforts, audit fees and routine litigation matters. These increases were partially offset by decreased expenses related to stock compensation. Additionally, G&A expense for the first six months ended June 30, 2006 included severance, retention, relocation and transition costs related to the Forest Merger.
     Depreciation, depletion, and amortization (“DD&A”) expense increased 21.9% to $93.9 million from $77.0 million for the second quarters of 2007 and 2006, respectively, and increased 75.4% to $192.6 million from $109.8 million for the first six months of 2007 and 2006, respectively. The unit-of-production depreciation, depletion and amortization rate increased to $3.82/Mcfe for the second quarter 2007 from $3.62/Mcfe for the second quarter 2006, and $3.85/Mcfe for the first six months of 2007 from $3.45/Mcfe for the first six months of 2006. The per unit increases were primarily due to increased shelf and deepwater development activities and associated accretion of asset retirement obligations.
     Net interest expense increased 60.0% to $13.6 million from $8.5 million for the second quarters of 2007 and 2006, respectively, and increased 78.5% to $25.7 million from $14.4 million for the first six months 2007 and 2006, respectively. These increases were due primarily to the issuance of our senior notes in April 2006 and April 2007.

     Other income (expense) in the second quarter of 2007 reflects additional expenses attributable to the Forest Merger of $0.4 million. For the first six months of 2007, other income reflects a post-allocation period partial cash settlement related to the Forest Merger of $5.8 million partially offset by $0.8 million of expenses attributable to the Forest Merger. With respect to post-allocation period activity, the Company applied guidance from Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). In accordance with FAS 141, adjustments after the expiration of the allocation period are recognized as other income or expense.
     Income before taxes totaled $49.2 million for the second quarter 2007 compared to $49.3 million for the second quarter 2006. For the first six months of 2007, income before taxes increased 59.1 % to $105.6 million from $66.4 million for the first six months of 2006 due to higher operating income.
     Provision for income taxes decreased to $16.2 million from $18.6 million for the second quarter 2007 and 2006, respectively, and increased to $34.5 million from $24.5 million for the first six months of 2007 and 2006, respectively. The period-to-period changes correspond to the changes in net income as noted above. For the second quarter 2007 and 2006, our effective tax rate was 33.0% and 37.7%, respectively, due to increased book income in 2007. For the first six months of 2007 and 2006, our effective tax rate was 32.6% and 37.0%, respectively, due primarily to receipt of a $5.8 million post-allocation period partial cash settlement received related to the Forest Merger offset by $0.8 million of expenses attributable to the Forest Merger. The Company deemed the net Forest settlement proceeds a purchase price adjustment between the shareholders of the Company and Forest that relates back to the original sale and is thereby excluded from taxable income under Revenue Rulings 83-73 and 58-374.
Liquidity and Capital Resources
     Net cash flows from operations increased by $187.9 million to $284.0 million from $96.1 million for the first six months of 2007 and 2006, respectively. The increase was due to greater operating revenue and lease operating expense as a result of the restoration of production from fields shut-in due to the 2005 hurricanes. The increase also resulted from increased drilling activity, increased average sales prices for natural gas and natural gas liquids, and decreased insurance receivables due to lower hurricane-related expenditures.
     Net cash flows used for investing activities increased to $224.5 million from $204.8 million for the first six months of 2007 and 2006, respectively, primarily due to increased capital expenditures of approximately $72.3 million attributable to increased activity in our drilling programs. This increase was partially offset by $31.8 million of restricted cash received in January 2007 from the sale of our interest in Cottonwood and $20.8 million of Forest Merger acquisition costs paid in 2006.
     Net cash flows used in financing activities were $59.9 million for the first six months of 2007 compared to net cash flows provided by financing activities of $109.8 million for the comparable period in 2006. The $169.7 million increase in net cash flows used was due primarily to repayment of $354.0 million of debt under our bank credit facility offset by proceeds from our issuance in April 2007 of $300.0 million aggregate principal amount of 8% senior notes, and financings in the first six months of 2006 which were primarily used to fund the Forest Merger. On March 2, 2006, Mariner also paid the remaining balance of a term note payable to Joint Energy Development Investments Limited Partnership.
     Capital Expenditures — During the six months ended June 30, 2007, we incurred approximately $344.8 million in capital expenditures for exploration and development activities, with approximately $119.9 million or 35% associated with exploration activities and $224.9 million or 65% associated with development activities, of which $198.5 million was attributable to offshore and $26.4 million to onshore development. In addition, we expended an additional $5.3 million on capitalized overhead and other corporate items. Non-cash capital accruals of $74.1 million are a component of working capital changes in the statement of cash flows.
     Bank Credit Facility — Mariner is party to a revolving line of credit with a syndicate of banks led by Union Bank of California, N.A. and BNP Paribas. The bank credit facility, which is secured by substantially all of our assets, provides up to $500 million of revolving borrowing capacity, including a $50 million subfacility for letters of credit, subject to a borrowing base, and a $40 million dedicated letter of credit (the “Dedicated Letter of Credit”). The borrowing base is based upon the evaluation by the lenders of the Company’s oil and gas reserves and other factors. Any increase in the borrowing base requires the consent of all lenders. The bank credit facility will mature on March 2, 2010, and the $40 million letter of credit will mature on March 2, 2009.
     The Dedicated Letter of Credit was obtained in favor of Forest to secure Mariner’s performance of its obligations to drill and complete 150 wells under an existing drill-to-earn program and is not included as a use of the borrowing base. This letter of credit reduces periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that are drilled and completed. As of June 30, 2007, 136 wells had been drilled and completed. The Dedicated Letter of Credit balance as of June 30, 2007 was $17.1 million. A further reduction of $9.6 million occurred in August 2007, resulting in a remaining Dedicated Letter of Credit balance of $7.5 million.
     On April 23, 2007, the Company’s secured bank credit facility was further amended to increase from $350 million to $600 million the aggregate principal amount of certain unsecured bonds that the Company may issue with a non-default interest rate of 10% or less per annum and a scheduled maturity date after March 1, 2012. The amendment provided that upon a new bond issuance of up to $300 million before May 1, 2007, the borrowing base under the credit facility would remain at its then current level of $450 million, subject to redetermination or adjustment under the credit agreement. Accordingly, the borrowing base was reaffirmed at $450 million upon the April 30, 2007 issuance by the Company of its 8% Senior Notes due 2017 discussed below.
     At June 30, 2007, the Company had no advances outstanding under its bank credit facility and four outstanding letters of credit totaling $16.5 million (excluding the Dedicated Letter of Credit), of which $14.6 million is required for plugging and abandonment obligations at certain of its offshore fields. The outstanding principal balance of loans under the bank credit facility may not exceed the borrowing base. If the borrowing base falls below the outstanding balance under the bank credit facility, the Company will be required to prepay the deficit, pledge additional unencumbered collateral, repay the deficit and cash collateralize certain letters of credit, or effect some combination of such prepayment, pledge and repayment and collateralization.
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
     Mariner was in compliance with the financial covenants under the bank credit facility as of June 30, 2007.
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
Costs associated with the 8% Notes offering included aggregate underwriting discounts of approximately $5.3 million and estimated offering expenses of $2.3 million.
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
     2007 Capital Expenditures. We anticipate that total capital expenditures for 2007 will approximate $658 million (excluding hurricane expenditures), with approximately 68% allocated to development activities, 30% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we expect to incur additional hurricane-related abandonment costs related to Hurricanes Katrina and Rita of approximately $19.1 million during 2007, as well as additional facility repair costs that cannot be estimated at this time but which we do not believe will be material. While this will be a cash outflow in 2007, we expect to recover these costs through insurance reimbursements beginning in 2007, although complete insurance settlement of all hurricane-related claims may take several additional quarters. For additional information see Note 7 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements under Item 1. Since we believe these costs to be reimbursable, they will not be reflected in reported 2007 capital expenditures.
     Future Capital Resources. Our anticipated sources of liquidity in the future are as follows:
•	cash flow from operations in future periods;

•	proceeds under our bank credit facility;

•	proceeds from insurance policies relating to hurricane repairs; and

•	proceeds from future capital markets transactions as needed.
     In 2007, we intend to tailor our capital program within our projected operating cash flow so that our operating capital requirements are largely self-sustaining under normal commodity price assumptions. We anticipate using proceeds under our bank credit facility only for working capital needs or acquisitions and not generally to fund our operations. We would generally expect to fund future acquisitions on a case-by-case basis through a combination of bank debt and capital markets activities. Based on our current operating plan and assumed price case, our expected cash flow from operations and continued access to our bank credit facility allow us ample liquidity to conduct our operations as planned for the foreseeable future.
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
Off-Balance Sheet Arrangements
     Letters of Credit — On March 2, 2006, Mariner obtained the reducing $40 million Dedicated Letter of Credit under its bank credit facility that is not included as a use of the borrowing base. The Dedicated Letter of Credit balance as of June 30, 2007 was $17.1 million. A further reduction of $9.6 million occurred in August 2007, resulting in a remaining Dedicated Letter of Credit balance of $7.5 million.
     Mariner’s bank credit facility also has a letter of credit facility for up to $50 million that is included as a use of the borrowing base. As of June 30, 2007, four such letters of credit totaling $16.5 million were outstanding.
     Please refer to “—Liquidity and Capital Resources—Bank Credit Facility” for further discussion of these letters of credit.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Prices and Related Hedging Activities
     Our major market risk exposure continues to be the prices applicable to our natural gas and oil production. The sales price of our production is primarily driven by the prevailing market price. The energy markets have historically been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. If an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices from time to time primarily through the use of commodity price swap agreements and costless collar arrangements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark to market change in fair value is recognized in oil and natural gas revenue. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values we report in our financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.
     The cash activity on our hedge contracts settled and reported in oil and natural gas revenue during the three months ended June 30, 2007 and 2006 was a $6.9 million gain and an $1.8 million loss, respectively. During the six months ended June 30, 2007 and 2006, the cash activity on our hedge contracts settled and reported in oil and natural gas revenue was a $30.5 million gain and an $11.8 million loss, respectively. A $3.9 million non-cash gain was also recorded for the three and six-month periods ended June 30, 2006 relating to the hedges acquired through the Forest Merger. Additionally, for the three months ended June 30, 2007 and 2006, an unrealized gain of $0.1 million and an unrealized loss of $1.0 million, respectively, was recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale. Losses related to ineffectiveness recognized during the six months ended June 30, 2007 and 2006, were $2.0 million and $1.0 million, respectively.
     As of June 30, 2007, the Company had the following hedge contracts outstanding:

			June 30,
		Weighted Average	2007 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
July 1—December 31, 2007	627,900	$69.20	$(1.3)
January 1—December 31, 2008	992,350	$69.34	(3.0)
January 1—December 31, 2009	1,280,750	$68.93	(4.4)
Natural Gas (MMbtus)
July 1—December 31, 2007	10,661,236	$8.75	15.7
January 1—December 31, 2008	10,833,979	$8.87	4.9
January 1—December 31, 2009	8,052,820	$8.30	(2.4)

Total			$9.5

				June 30,
		Weighted Average	Weighted Average	2007 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
July 1—December 31, 2007	889,824	$59.43	$83.52	$(2.6)
January 1—December 31, 2008	1,195,495	$61.66	$86.80	1.0
Natural Gas (MMbtus)
July 1—December 31, 2007	8,197,200	$6.98	$12.19	2.0
January 1—December 31, 2008	12,347,000	$7.83	$14.60	6.4

Total				$6.8

     As of August 9, 2007, the Company has not entered into any hedge transactions subsequent to June 30, 2007.
     The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.

     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on March 2, 2010, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. During the second quarter and first six months of 2007, the interest rate on our outstanding bank debt averaged 7.00% and 7.10%, respectively. As of June 30, 2007, the Company had no advances outstanding under its bank credit facility.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of June 30, 2007 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
     During the quarter ended June 30, 2007, there were no changes that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural events and natural disasters such as loop currents, hurricanes, fires, floods and other natural events, catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness; and

•	our acquisition of Forest Oil Corporation’s Gulf of Mexico operations including strategic plans, expectations and objectives for future operations, and the realization of expected benefits from the transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
April 1, 2007 to April 30, 2007	—	—	—	—
May 1, 2007 to May 31, 2007(1)	46,879	$23.52	—	—
June 1, 2007 to June 30, 2007(1)	1,793	$24.43	—	—
Total	48,672	$23.98	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 9, 2007, we held our annual meeting of stockholders. At the meeting, the following proposal was voted upon and approved:
1. Election of directors:

	For	Withhold
H. Clayton Peterson (term expires in 2009)	62,545,863	16,281,651
Alan R. Crain, Jr. (term expires in 2010)	63,401,404	15,426,110
John F. Greene (term expires in 2010)	63,512,554	15,314,960
Mariner’s Board of Directors is composed of six directors. Directors in addition to Messrs. Peterson, Crain and Greene are Jonathan Ginns (term expires in 2008), Scott D. Josey (term expires in 2008) and Bernard Aronson (term expires in 2009); these three directors were not up for reelection at the annual meeting held on May 9, 2007.

Item 6. Exhibits

Number	Description
2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.5*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.6*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.7*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

Number	Description
10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.3	Compensation of Non-Employee Directors of Mariner Energy, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007.

Mariner Energy, Inc.

By:	/s/ Scott D. Josey

Name:	Scott D. Josey
Title:	Chairman of the Board,
Chief Executive Officer and President

By:	/s/ John H. Karnes

Name:	John H. Karnes
Title:	Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Number	Description
2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.5*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.6*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.7*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

Number	Description
10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.3	Compensation of Non-Employee Directors of Mariner Energy, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.