Form 10-Q
period 2007-09-30
MARINER ENERGY INC
filed 2007-11-14
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of November 9, 2007, there were 87,202,363 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Condensed Consolidated Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$5,582	$9,579
Receivables, net of allowances of $1,710 and $726 as of September 30, 2007 and December 31, 2006, respectively	165,318	149,692
Insurance receivables	27,926	61,001
Derivative asset	22,246	54,488
Prepaid seismic	20,209	20,835
Prepaid expenses and other	24,806	12,846

Total current assets	266,087	308,441
Property and Equipment:
Proved oil and gas properties, full-cost method	2,813,354	2,345,041
Unproved properties, not subject to amortization	26,716	40,246

Total oil and gas properties	2,840,070	2,385,287
Other property and equipment	14,965	13,512
Accumulated depreciation, depletion and amortization	(657,626)	(386,737)

Total property and equipment, net	2,197,409	2,012,062
Restricted cash	—	31,830
Goodwill	288,504	288,504
Derivative asset	1,596	17,153
Insurance receivables	60,215	—
Other Assets, net of amortization	21,523	22,163

TOTAL ASSETS	$2,835,334	$2,680,153

Current Liabilities:
Accounts payable	$4,498	$1,822
Accrued liabilities	113,657	74,880
Accrued capital costs	129,879	99,028
Deferred income tax	2,850	26,857
Derivative liability	2,925	—
Abandonment liability	31,136	29,660
Accrued interest	21,607	7,480

Total current liabilities	306,552	239,727
Long-Term Liabilities:
Abandonment liability	169,776	188,310
Derivative liability	6,686	—
Deferred income tax	315,146	262,888
Long-term debt, bank credit facility	33,000	354,000
Long-term debt, senior unsecured notes	600,000	300,000
Other long-term liabilities	37,624	32,637

Total long-term liabilities	1,162,232	1,137,835
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 87,203,610 shares issued and outstanding at September 30, 2007; 180,000,000 shares authorized, 86,375,840 shares issued and outstanding at December 31, 2006	9	9
Additional paid-in capital	1,049,041	1,043,923
Accumulated other comprehensive income	8,245	43,097
Accumulated retained earnings	309,255	215,562

Total stockholders’ equity	1,366,550	1,302,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,835,334	$2,680,153

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Oil	$69,842	$59,427	$196,971	$141,102
Natural gas	111,455	120,546	386,069	270,308
Natural gas liquids	14,317	9,715	34,879	24,580
Other revenues	870	778	3,211	2,401

Total revenues	196,484	190,466	621,130	438,391

Costs and Expenses:
Lease operating expense	35,066	28,744	110,119	62,863
Severance and ad valorem taxes	3,085	2,262	8,963	5,710
Transportation expense	2,215	1,754	5,520	4,031
General and administrative expense	9,572	7,577	31,089	25,050
Other miscellaneous expense	4,214	—	4,214	—
Depreciation, depletion and amortization	91,136	82,416	283,769	192,222

Total costs and expenses	145,288	122,753	443,674	289,876

OPERATING INCOME	51,196	67,713	177,456	148,515
Other Income (Expense):
Interest income	475	237	997	486
Interest expense, net of amounts capitalized	(14,003)	(11,724)	(40,223)	(26,392)
Other income (expense)	—	—	5,058	—

Income before taxes	37,668	56,226	143,288	122,609
Provision for income taxes	(15,140)	(19,836)	(49,595)	(44,385)

NET INCOME	$22,528	$36,390	$93,693	$78,224

Earnings per share:
Net income per share—basic	$0.26	$0.43	$1.09	$1.07
Net income per share—diluted	$0.26	$0.43	$1.09	$1.06
Weighted average shares outstanding—basic	85,701,696	85,493,237	85,615,542	73,270,309
Weighted average shares outstanding—diluted	85,964,108	85,581,108	85,808,112	73,694,727
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2007	2006
Operating Activities:
Net income	$93,693	$78,224
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful receivables	984	(163)
Deferred income tax	48,164	44,243
Depreciation, depletion and amortization	283,769	192,222
Amortization of deferred financing costs	2,019	2,736
Ineffectiveness of derivative instruments	2,645	(1,439)
Stock compensation	5,892	9,016
Changes in operating assets and liabilities:
Receivables	(16,610)	(25,227)
Insurance receivables	(27,140)	(41,916)
Prepaid expenses and other	(11,400)	12,226
Other assets	1,746	(3,935)
Accounts payable and other liabilities	18,692	(98,342)
Net realized loss on derivative contracts acquired	—	5,144

Net cash provided by operating activities	402,454	172,789

Investing Activities:
Additions to properties and equipment	(411,840)	(404,670)
Property conveyances	2,017	2,012
Purchase price adjustment	—	(20,808)
Restricted cash designated for investment	31,830	—

Net cash used in investing activities	(377,993)	(423,466)

Financing Activities:
Repayment of term note	—	(4,000)
Credit facility (repayments) borrowings, net	(321,000)	162,000
Debt and working capital acquired from Forest Energy Resources, Inc.	—	(176,200)
Proceeds from note offering	300,000	300,000
Repurchase of stock	(1,421)	(14,027)
Deferred offering costs	(6,685)	(12,343)
Net realized loss on derivative contracts acquired	—	(5,144)
Proceeds from exercise of stock options	648	709

Net cash (used in) provided by financing activities	(28,458)	250,995

(Decrease) Increase in Cash and Cash Equivalents	(3,997)	318
Cash and Cash Equivalents at Beginning of Period	9,579	4,556

Cash and Cash Equivalents at End of Period	$5,582	$4,874

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$21,592	$10,401
Income taxes	$550	$—
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
     Interim Financial Statements — The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements included herein should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Principles of Consolidation — Our consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three-month and nine-month periods ended September 30, 2007 and 2006 include our accounts and the accounts of our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On May 2, 2007, the FASB issued FASB Interpretation No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FIN 48-1), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

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
     The periods subject to examination for the Company’s federal return are the years 2004 through 2006. The tax years 1999, 2000 and 2002 are subject to adjustment to the extent of net operating losses generated in those years. In the first quarter of 2007, the Texas Comptroller of Public Accounts performed a tax audit for the years 2004 through 2006. The Company’s Texas tax filing positions and deductions were sustained on audit and, therefore, no reserves for uncertain income tax positions were recorded pursuant to FIN 48.
     Interest on unrecognized tax benefits, if incurred, would be reported in interest expense. Penalties, if incurred, would be reported in general and administrative expense.
     Recent Accounting Pronouncements —In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided a company has not yet issued financial statements, including for interim periods, for that fiscal year. We are evaluating the impact that this standard will have on our financial statements.
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
     In April 2007, FASB issued FASB Interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”), which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim or obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with Interpretation 39. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. We are evaluating the impact that FIN 39-1 will have on our financial statements.
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
     The Forest Merger was accounted for using the purchase method of accounting under the accounting standards established in SFAS No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets.” As a result, the assets and liabilities acquired by Mariner in the Forest Merger are included in the Company’s December 31, 2006 balance sheet. The Company reflected the results of operations of the Forest Merger beginning March 2, 2006. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at the March 2, 2006 closing date, which are summarized in the following table:

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
     Interest in Cottonwood — On December 1, 2006, we completed the sale of our 20% interest in the Garden Banks 244 (Cottonwood) project to Petrobras America, Inc., for $31.8 million. The sale was effective November 1, 2006 and represented approximately 6.6 Bcfe of proved reserves. Proceeds from the sale were deposited in trust with a qualified intermediary to preserve our ability to reinvest them in a tax-deferred, like-kind exchange transaction for federal income tax purposes. Inasmuch as we elected not to identify replacement like-kind property to facilitate the exchange, proceeds and related interest totaling $32.0 million were disbursed to us on January 19, 2007 and used to repay borrowings under our bank credit facility. No gain was recorded for book purposes on this disposition.
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
     The Dedicated Letter of Credit was obtained in favor of Forest to secure the Company’s performance of its obligations to drill and complete 150 wells under an existing drill-to-earn program and is not included as a use of the borrowing base. This letter of credit will reduce periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that are drilled and completed. As of September 30, 2007, 144 wells had been drilled and completed. The Dedicated Letter of Credit balance as of September 30, 2007 was $7.5 million.
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
     As of September 30, 2007 and December 31, 2006, $33.0 million and $354.0 million, respectively, was outstanding under the bank credit facility, and the interest rate was 7.75% and 7.29%, respectively. In addition, five letters of credit totaling $6.3 million (excluding the Dedicated Letter of Credit) were outstanding, of which $4.2 million is required for plugging and abandonment obligations at certain of the Company’s offshore fields. The outstanding principal balance of loans under the bank credit facility may not exceed the borrowing base. If the borrowing base falls below the outstanding balance under the bank credit facility, the Company will be required to prepay the deficit, pledge additional unencumbered collateral, repay the deficit and cash collateralize certain letters of credit, or effect some combination of such prepayment, pledge and repayment and collateralization.
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
     The Company was in compliance with the financial covenants under the bank credit facility as of September 30, 2007.
     The Company must pay a commitment fee of 0.250% to 0.375% per year on the unused availability under the bank credit facility.
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
     Capitalized Interest — For the three-month periods ended September 30, 2007 and 2006, capitalized interest totaled $0.1 million and $0.3 million, respectively. For the nine-month periods ended September 30, 2007 and 2006, capitalized interest totaled $0.4 million and $1.1 million, respectively.
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
4. Oil and Gas Properties
     Oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including certain general and administrative expenses (“G&A”). For the three-month periods ended September 30, 2007 and 2006, capitalized G&A totaled $2.2 million and $2.6 million, respectively. For the nine-month periods ended September 30, 2007 and 2006, capitalized G&A totaled $6.7 million and $8.1 million, respectively. Amortization of oil and gas properties is calculated using the unit-of-production method based on estimated proved oil and gas reserves.
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

Additional guidance was provided in Staff Accounting Bulletin No. 47, Topic 12(D)(c)(3), primarily regarding the use of cash flow hedges, asset retirement obligations, and the effect of subsequent events on the ceiling test calculation. Mariner had no write downs due to the ceiling test for current quarter.
5. Accrual for Future Abandonment Liabilities
     SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset.
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation.

(In millions)
Abandonment liability as of December 31, 2006 (1)	$218.0
Liabilities Incurred	1.8
Liabilities Settled	(45.5)
Accretion Expense	12.9
Revisions to previous estimates	13.7

Abandonment Liability as of September 30, 2007 (2)	$200.9

(1)  Includes $29.7 million classified as a current liability at December 31, 2006.
(2)  Includes $31.1 million classified as a current liability at September 30, 2007.
6. Stockholders’ Equity
     We recorded compensation expense related to restricted stock and stock options of $5.9 million and $9.0 million for the nine-month periods ended September 30, 2007 and 2006, respectively, and $2.5 million and $1.1 million for the three-month periods ended September 30, 2007 and 2006, respectively.
     The following table presents a summary of stock option activity under the Company’s Stock Incentive Plan, as amended and restated from time to time (the “Stock Incentive Plan”), and under rollover options granted to certain former Forest employees for the nine months ended September 30, 2007:

		Weighted
		Average	Aggregate Intrinsic
		Exercise	Value (1)
	Shares	Price	(In thousands)
Outstanding at beginning of year	802,322	$13.77
Granted	—	—
Exercised (2)	(50,222)	$12.90
Forfeited	(17,165)	$14.75

Outstanding at September 30, 2007	734,935	$13.96	$5,075

(1)	Based upon the difference between the market price of the common stock on the last trading date of the quarter and the option exercise price of in-the-money options.

(2)	Options were exercised for cash proceeds of $647,723.

     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of September 30, 2007 and 2006, respectively, and changes during the nine-month periods is as follows:

	Restricted Shares under
	Stock Incentive Plan
	September 30,
	2007	2006
Total unvested shares at beginning of period: January 1	875,380	—
Shares granted	876,954	796,171
Shares vested	(228,691)	(1,500)
Shares forfeited	(34,105)	(22,441)

Total unvested shares at end of period: September 30	1,489,538	772,230

Available for future grant as options or restricted stock	4,084,584	4,967,914
     A summary of the activity for unvested restricted stock awards under the Company’s Equity Participation Plan, as amended (which expired May 31, 2006), as of September 30, 2007 and 2006, respectively, and changes during the nine-month periods is as follows:

	Restricted Shares under
	Equity Participation Plan
	September 30,
	2007	2006
Total unvested shares at beginning of period: January 1	—	2,267,270
Shares granted	—	—
Shares vested	—	(2,267,270)
Shares forfeited	—	—

Total unvested shares at end of period: September 30	—	—

Available for future grant under Equity Participation Plan	—	—
7. Commitments and Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. The increase in future minimum lease payments as compared to the Company’s obligations as of December 31, 2006 is due primarily to a 10-year office lease executed in August 2007. Minimum rental obligations under the Company’s operating leases in effect at September 30, 2007 are as follows:

(In millions)
2008	$1.6
2009	1.7
2010	2.0
2011	2.0
2012 and thereafter	10.6
     Hedging Program — The energy markets have historically been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company’s operations, management has elected to hedge oil and natural gas prices from time to time through the use of commodity price swap agreements and costless collars. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark-to-market change in fair value is recognized in oil and natural gas revenue. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values we report in our financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

     The effects on our oil and gas revenues from our hedging activities were as follows:

	Three Months Ended September		Nine Months Ended September
	30,		30,
	2007	2006	2007	2006
	(In millions)		(In millions)
Cash Gain (Loss) on Settlements	$11.5	$3.5	$42.0	$(8.3)
Gain (Loss) on Hedge Ineffectiveness (1)	(0.6)	2.5	(2.6)	1.4
Non-cash Gain (Loss) on hedges acquired (2)	—	4.4	—	8.3

Total	$10.9	$10.4	$39.4	$1.4

(1)	Unrealized gain (loss) recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.

(2)	Relating to the hedges acquired through the Forest transaction.
     As of September 30, 2007, the Company had the following hedge contracts outstanding:

			September 30,
		Weighted Average	2007 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
October 1—December 31, 2007	303,600	$69.20	$(3.4)
January 1—December 31, 2008	992,350	$69.34	(7.1)
January 1—December 31, 2009	1,280,750	$68.93	(6.0)
Natural Gas (MMbtus)
October 1—December 31, 2007	4,750,972	$8.72	8.2
January 1—December 31, 2008	10,833,979	$8.87	10.2
January 1—December 31, 2009	8,052,820	$8.30	—

Total			$1.9

				September 30,
		Weighted Average	Weighted Average	2007 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
October 1—December 31, 2007	415,288	$59.20	$83.14	$(2.2)
January 1—December 31, 2008	1,195,495	$61.66	$86.80	(0.7)
Natural Gas (MMbtus)
October 1—December 31, 2007	3,914,600	$6.94	$12.08	6.7
January 1—December 31, 2008	12,347,000	$7.83	$14.60	8.5

Total				$12.3

     As of November 14, 2007, the Company has not entered into any hedge transactions subsequent to September 30, 2007 except as follows:

		Weighted Average
Fixed Price Swaps	Quantity	Fixed Price
Crude Oil (Bbls)
January 1—December 31, 2008	1,271,202	$86.54
January 1—December 31, 2009	891,460	$86.54
Natural Gas (MMbtus)
January 1—December 31, 2008	29,749,868	$8.30
January 1—December 31, 2009	23,589,264	$8.54
     The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data. At September 30, 2007 and December 31, 2006, the Company’s seismic obligations totaled

$21.2 million and $23.5 million, respectively. The September 30, 2007 balance includes remaining amounts payable under two new commitments the Company made in 2007 to purchase seismic data for an aggregate $22.0 million. The remaining minimum annual payments under the Company’s seismic contracts are $6.2 million in 2007 and $15.0 million in 2008. In 2005, the Company entered into a two-year joint exploration agreement granting the joint venture partner the right to participate in prospects covered by certain seismic data licenses in return for $6.0 million reimbursement to the Company to be paid in quarterly installments through December 2007.
     MMS Proceedings — Mariner and a subsidiary own numerous properties in the Gulf of Mexico. Certain of such properties were leased from the Minerals Management Service (“MMS”) subject to the 1995 Royalty Relief Act. This Act relieved lessees of the obligation to pay royalties on certain leases until a designated volume was produced. Two of these leases held by the Company and one held by MERI contained language that limited royalty relief if commodity prices exceeded predetermined levels. Since 2000, commodity prices have exceeded some of the predetermined levels, except in 2002. The Company and MERI believe the MMS did not have the authority to include commodity price threshold language in these leases and have withheld payment of royalties on the leases while disputing the MMS’ authority in pending proceedings. The Company has recorded a liability for 100% of its estimated exposure on these leases, which at September 30, 2007 was $27.2 million, including interest. The potential liability of MERI under its lease relates to production from the lease commencing July 1, 2005, the effective date of Mariner’s acquisition of MERI. Pending legal proceedings include:
• In April 2005, the Interior Board of Land Appeals denied Mariner’s administrative appeal of the MMS’ April 2001 order asserting royalties were due for production during calendar year 2000 because price thresholds had been exceeded. In October 2005, Mariner filed suit in the U.S. District Court for the Southern District of Texas seeking judicial review of the dismissal. Upon motion of the MMS, the Company’s lawsuit was dismissed on procedural grounds. In August 2006, the Company filed an appeal of such dismissal. In August 2007, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal on procedural grounds. The Company has not appealed this ruling. The Company believes the royalties asserted in the MMS’ April 2001 order are covered by its May 2006 order noted below which the Company is appealing.
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
     The enforceability of the price threshold provisions of leases granted pursuant to the 1995 Royalty Relief Act currently is being litigated in several administrative appeals filed by other companies in addition to Mariner, as well as in Kerr-McGee Oil & Gas Corp. v. Burton, C.A. No. 06-0439, pending in federal court for the Western District of Louisiana. By order entered October 30, 2007, the court granted Kerr-McGee’s motion for summary judgment, ruling that the price threshold provisions are unlawful. We continue to monitor resolution of the case, including any appeals.
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
     As of September 30, 2007, we had incurred approximately $118.0 million in hurricane expenditures resulting from Hurricanes Katrina and Rita, of which $97.4 million were repairs and $20.6 million were hurricane-related abandonment costs. Substantially all of the costs incurred to date pertained to the Gulf of Mexico assets acquired from Forest. We estimate that we will incur additional hurricane-related abandonment costs of approximately $14.0 million during the remainder of 2007, as well as additional facility repair costs that cannot be estimated at this time but which we do not believe will be material. In connection with the Forest Merger, we may have additional hurricane-related plugging and abandonment costs of approximately $16.0 million for which insurance coverage is anticipated, however no claims have been made as of November 14, 2007.

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
     Forest’s primary insurance coverage for Katrina and Rita was provided through OIL Insurance, Ltd., an energy industry insurance cooperative. The terms of Forest’s coverage included a deductible of $5 million per occurrence and a $1 billion industry-wide loss limit per occurrence. OIL has advised us that the aggregate claims resulting from each of Hurricanes Katrina and Rita are expected to exceed the $1 billion per occurrence loss limit and that our insurance recovery relating to Forest’s Gulf of Mexico assets is therefore expected to be reduced pro rata with all other competing claims from the storms. To the extent insurance recovery under the primary OIL policy is reduced, Mariner believes the shortfall would be covered under Forest’s commercial excess insurance coverage. Forest’s excess coverage is not subject to an additional deductible and has a stated limit of $50 million per storm. Mariner now believes the hurricane related costs associated with Mariner’s legacy properties (as opposed to those acquired from Forest) will exceed Mariner’s $3.8 million deductible. We anticipate making a claim under our insurance for $3.0 million, net of deductible.
     At September 30, 2007 the insurance receivable balance under Forest’s insurance policies was approximately $83.9 million. Taking into account Forest’s insurance coverage in effect at the time of Hurricanes Katrina and Rita, we currently estimate our unreimbursed losses from hurricane-related repairs and abandonments should not exceed $15 million. However, due to the magnitude of the storms and the complexity of the insurance claims being processed by the insurance industry, the timing of our ultimate insurance recovery cannot be ascertained. During the third quarter of 2007, Mariner evaluated its insurance receivable and determined that a portion is not expected to be settled within the next 12 months. As a result, $60.2 million of the $83.9 million balance has been reclassified from current to non-current insurance receivables. We expect to maintain a possibly significant insurance receivable for the indefinite future while we actively pursue settlement of our claims to minimize the impact to our working capital and liquidity. Any differences between our insurance recoveries and insurance receivables will be recorded as adjustments to our oil and gas properties.
Hurricane Ivan (2004)
     In September 2004, we incurred damage from Hurricane Ivan that affected the Mississippi Canyon 66 (Ochre) and Mississippi Canyon 357 fields. Ochre production was shut-in until September 2006, when host platform repairs were completed and production recommenced at approximately the same net rate. Mississippi Canyon 357 production was shut-in until March 2005, when necessary repairs were completed and production recommenced. However, production was subsequently shut-in due to Hurricane Katrina and did not return to production until the first quarter of 2007. As of September 30, 2007, we had incurred approximately $8.2 million of property damage related to Hurricane Ivan. As of September 30, 2007, approximately $2.4 million has been recovered through insurance, with the balance of $4.2 million, net of deductible, recorded as current insurance receivable, as we believe it is probable that these costs will be reimbursed under our insurance policies.
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
     Letters of Credit — On March 2, 2006, Mariner obtained the Dedicated Letter of Credit under its bank credit facility that is not included as a use of the borrowing base. The Dedicated Letter of Credit balance as of September 30, 2007 was $7.5 million. A further reduction of $4.3 million is expected to occur in fourth quarter 2007 in respect of wells drilled in the third quarter under the existing drill-to-earn program, which would result in a remaining Dedicated Letter of Credit balance of $3.2 million. As of October 31, 2007, the Company had drilled and completed 150 wells under the program and anticipates that the Dedicated Letter of Credit will be terminated no later than first quarter 2008.
     Mariner’s bank credit facility also has a letter of credit facility for up to $50 million that is included as a use of the borrowing base. As of September 30, 2007, five such letters of credit totaling $6.3 million were outstanding.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Numerator:
Net Income	$22,528	$36,390	$93,693	$78,224
Denominator:
Weighted average shares outstanding	85,702	85,493	85,616	73,270
Add dilutive securities	262	88	192	425

Total weighted average shares outstanding and dilutive securities	85,964	85,581	85,808	73,695

Earnings per share—basic:	$0.26	$0.43	$1.09	$1.07
Earnings per share—diluted:	$0.26	$0.43	$1.09	$1.06
Shares issuable upon exercise of options to purchase common stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. Approximately 560,000 and 565,000 shares issuable upon exercise of stock options were excluded from the computation for the three months and nine months ended September 30, 2007, respectively. Approximately 752,000 and 736,000 shares issuable upon exercise of stock options were excluded from the computation for the three and nine months ended September 30, 2006, respectively.
     Please refer to Note 6, “Stockholders’ Equity” for option and share activity for the nine months ended September 30, 2007 and 2006.
9. Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to stockholders’ equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income	$22,528	$36,390	$93,693	$78,224
Other comprehensive income (loss):
Derivative contracts settled and reclassified, net of income taxes of $3,841, $3,651, $13,820 and $527	7,107	6,781	25,571	979
Change in unrealized mark-to-market (losses) gains arising during period, net of income taxes of $4,375, ($31,383), $33,733 and ($53,493)	(8,094)	52,555	(60,423)	92,679

Change in accumulated other comprehensive income (loss)	(987)	59,336	(34,852)	93,658

Comprehensive income	$21,541	$95,726	$58,841	$171,882

10. Supplemental Guarantor Information
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
     On April 24, 2006, the Company sold and issued to eligible purchasers the 7 1/2% Notes. On April 30, 2007, the Company sold and issued the 8% Notes. Please refer to Note 3, “Long-Term Debt” for further discussion of the Notes. The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (“Subsidiary Guarantors”). In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under the Company’s bank credit facility, to the extent of the collateral securing such indebtedness.
     The following information sets forth our Consolidating Balance Sheet as of September 30, 2007 and December 31, 2006, our Consolidating Statement of Operations for the three months and nine months ended September 30, 2007 and 2006, and our Consolidating Statement of Cash Flows for the nine months ended September 30, 2007 and 2006. Investments in our subsidiaries are accounted for on the consolidation method; accordingly, entries necessary to consolidate the Parent Company and the Subsidiary Guarantors are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007
(In thousands except share data)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$5,582	$—	$—	$5,582
Receivables, net	88,748	76,570	—	165,318
Insurance receivables	3,950	23,976	—	27,926
Derivative asset	22,246	—	—	22,246
Prepaid seismic	20,209	—	—	20,209
Prepaid expenses and other	22,587	2,219	—	24,806

Total current assets	163,322	102,765	—	266,087
Property and Equipment:
Proved oil and gas properties, full-cost method	1,262,205	1,551,149	—	2,813,354
Unproved properties, not subject to amortization	26,250	466	—	26,716

Total oil and gas properties	1,288,455	1,551,615	—	2,840,070
Other property and equipment	14,915	50	—	14,965
Accumulated depreciation, depletion and amortization	(356,666)	(300,960)	—	(657,626)

Total property and equipment, net	946,704	1,250,705	—	2,197,409
Investment in subsidiaries	982,839	—	(982,839)	—
Intercompany receivable	59,889	—	(59,889)	—
Intercompany note receivable	176,200	—	(176,200)	—
Goodwill	—	288,504	—	288,504
Derivative asset	1,596	—	—	1,596
Insurance receivables	2,663	57,552	—	60,215
Other Assets, Net of Amortization	21,523	—	—	21,523

TOTAL ASSETS	$2,354,736	$1,699,526	$(1,218,928)	$2,835,334

Current Liabilities:
Accounts payable	$4,498	$—	$—	$4,498
Accrued liabilities	84,592	29,065	—	113,657
Accrued capital costs	71,244	58,635	—	129,879
Deferred income tax	2,850	—	—	2,850
Derivative liability	2,925	—	—	2,925
Abandonment liability	10,251	20,885	—	31,136
Accrued interest	21,607	—	—	21,607

Total current liabilities	197,967	108,585	—	306,552
Long-Term Liabilities:
Abandonment liability	45,985	123,791	—	169,776
Derivative liability	6,686	—	—	6,686
Deferred income tax	70,645	244,501	—	315,146
Intercompany payable	—	59,889	(59,889)	—
Long-term debt, bank credit facility	33,000	—	—	33,000
Long-term debt, senior unsecured notes	600,000	—	—	600,000
Other long-term liabilities	33,903	3,721	—	37,624
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	790,219	608,102	(236,089)	1,162,232
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2007	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 87,203,610 shares issued and outstanding at September 30, 2007	9	5	(5)	9
Additional paid-in capital	1,049,041	886,142	(886,142)	1,049,041
Accumulated other comprehensive income	8,245	—	—	8,245
Accumulated retained earnings	309,255	96,692	(96,692)	309,255

Total stockholders ’ equity	1,366,550	982,839	(982,839)	1,366,550

TOTAL LIABILITIES AND STOCKHOLDERS ’ EQUITY	$2,354,736	$1,699,526	$(1,218,928)	$2,835,334

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(In thousands except share data)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$9,579	$—	$—	$9,579
Receivables, net	51,118	98,574	—	149,692
Insurance receivables	4,673	56,328	—	61,001
Derivative financial instruments	54,488	—	—	54,488
Prepaid seismic	19,468	1,367	—	20,835
Prepaid expenses and other	10,927	1,919	—	12,846

Total current assets	150,253	158,188	—	308,441

Property and Equipment:
Proved oil and gas properties, full-cost method	922,385	1,422,656	—	2,345,041
Unproved properties, not subject to amortization	39,885	361	—	40,246

Total oil and gas properties	962,270	1,423,017	—	2,385,287
Other property and equipment	13,444	68	—	13,512
Accumulated depreciation, depletion and amortization	(233,087)	(153,650)	—	(386,737)

Total property and equipment, net	742,627	1,269,435	—	2,012,062
Investment in subsidiaries	945,108	—	(945,108)	—
Intercompany receivable	153,793	—	(153,793)	—
Intercompany note receivable	176,200	—	(176,200)	—
Restricted cash	31,830	—	—	31,830
Goodwill	—	288,504	—	288,504
Derivative financial instruments	17,153	—	—	17,153
Other Assets, Net of Amortization	22,163	—	—	22,163

TOTAL ASSETS	$2,239,127	$1,716,127	$(1,275,101)	$2,680,153

Current Liabilities:
Accounts payable	$1,822	$—	$—	$1,822
Accrued liabilities	61,779	13,101	—	74,880
Accrued capital costs	60,146	38,882	—	99,028
Deferred income tax	26,857	—	—	26,857
Abandonment liability	9,312	20,348	—	29,660
Accrued interest	7,355	125	—	7,480

Total current liabilities	167,271	72,456	—	239,727
Long-Term Liabilities:
Abandonment liability	48,509	139,801	—	188,310
Deferred income tax	36,701	226,187	—	262,888
Intercompany payable	—	153,793	(153,793)	—
Long-term debt, bank credit facility	354,000	—	—	354,000
Long-term debt, senior unsecured notes	300,000	—	—	300,000
Other long-term liabilities	30,055	2,582	—	32,637
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	769,265	698,563	(329,993)	1,137,835
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2006	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 86,375,840 shares issued and outstanding at December 31, 2006	9	5	(5)	9
Additional paid-in capital	1,043,923	886,142	(886,142)	1,043,923
Accumulated other comprehensive income	43,097	—	—	43,097
Accumulated retained earnings	215,562	58,961	(58,961)	215,562

Total stockholders ’ equity	1,302,591	945,108	(945,108)	1,302,591

TOTAL LIABILITIES AND STOCKHOLDERS ’ EQUITY	$2,239,127	$1,716,127	$(1,275,101)	$2,680,153

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil	$36,293	$33,549	$—	$69,842
Natural gas	56,985	54,470	—	111,455
Natural gas liquids	8,462	5,855	—	14,317
Other revenues	870	—	—	870

Total revenues	102,610	93,874	—	196,484

Costs and Expenses:
Lease operating expense	12,324	22,742	—	35,066
Severance and ad valorem taxes	2,156	929	—	3,085
Transportation expense	1,075	1,140	—	2,215
General and administrative expense	9,123	449	—	9,572
Other miscellaneous expense	278	3,936	—	4,214
Depreciation, depletion and amortization	41,892	49,244	—	91,136

Total costs and expenses	66,848	78,440	—	145,288

OPERATING INCOME	35,762	15,434	—	51,196
Earnings of Affiliates	8,174	—	(8,174)	—
Other Income (Expense):
Interest income	4,108	—	(3,633)	475
Interest expense, net of amounts capitalized	(13,900)	(3,736)	3,633	(14,003)

Income before taxes	34,144	11,698	(8,174)	37,668
Provision for income taxes	(11,616)	(3,524)	—	(15,140)

NET INCOME	$22,528	$8,174	$(8,174)	$22,528

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2006
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil	$29,775	$29,652	$—	$59,427
Natural gas	47,936	72,610	—	120,546
Natural gas liquids	5,886	3,829	—	9,715
Other revenues	778	—	—	778

Total revenues	84,375	106,091	—	190,466

Costs and Expenses:
Lease operating expense	12,175	16,569	—	28,744
Severance and ad valorem taxes	1,757	505	—	2,262
Transportation expense	1,201	553	—	1,754
General and administrative expense	6,947	630	—	7,577
Depreciation, depletion and amortization	34,064	48,352	—	82,416

Total costs and expenses	56,144	66,609	—	122,753

OPERATING INCOME	28,231	39,482	—	67,713
Earnings of Affiliates	35,719	—	(35,719)	—
Other Income (Expense):
Interest income	3,725	—	(3,488)	237
Interest expense, net of amounts capitalized	(11,449)	(3,763)	3,488	(11,724)

Income before taxes	56,226	35,719	(35,719)	56,226
Provision for income taxes	(19,836)	—	—	(19,836)

NET INCOME	$36,390	$35,719	$(35,719)	$36,390

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil	$100,525	$96,446	$—	$196,971
Natural gas	192,901	193,168	—	386,069
Natural gas liquids	20,545	14,334	—	34,879
Other revenues	3,111	100	—	3,211

Total revenues	317,082	304,048	—	621,130

Costs and Expenses:
Lease operating expense	35,659	74,460	—	110,119
Severance and ad valorem taxes	6,135	2,828	—	8,963
Transportation expense	2,890	2,630	—	5,520
General and administrative expense	29,440	1,649	—	31,089
Other miscellaneous expense	278	3,936		4,214
Depreciation, depletion and amortization	127,382	156,387	—	283,769

Total costs and expenses	201,784	241,890	—	443,674

OPERATING INCOME	115,298	62,158	—	177,456
Earnings of Affiliates	37,731	—	(37,731)	—
Other Income (Expense):
Interest income	11,877	1	(10,881)	997
Interest expense, net of amounts capitalized	(39,932)	(11,172)	10,881	(40,223)
Other income (expense)	—	5,058	—	5,058

Income before taxes	124,974	56,045	(37,731)	143,288
Provision for income taxes	(31,281)	(18,314)	—	(49,595)

NET INCOME	$93,693	$37,731	$(37,731)	$93,693

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Oil	$84,009	$57,093	$—	$141,102
Natural gas	109,230	161,078	—	270,308
Natural gas liquids	14,700	9,880	—	24,580
Other revenues	2,401	—	—	2,401

Total revenues	210,340	228,051	—	438,391

Costs and Expenses:
Lease operating expense	28,073	34,790	—	62,863
Severance and ad valorem taxes	5,205	505	—	5,710
Transportation expense	2,728	1,303	—	4,031
General and administrative expense	23,613	1,437	—	25,050
Depreciation, depletion and amortization	82,191	110,031	—	192,222

Total costs and expenses	141,810	148,066	—	289,876

OPERATING INCOME	68,530	79,985	—	148,515
Earnings of Affiliates	72,103	—	(72,103)	—
Other Income (Expense):
Interest income	4,432	—	(3,946)	486
Interest expense, net of amounts capitalized	(22,456)	(7,882)	3,946	(26,392)

Income before taxes	122,609	72,103	(72,103)	122,609
Provision for income taxes	(44,385)	—	—	(44,385)

NET INCOME	$78,224	$72,103	$(72,103)	$78,224

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by operating activities	$251,459	$188,726	$(37,731)	$402,454

Investing Activities:
Additions to properties and equipment	(315,019)	(96,821)	—	(411,840)
Property conveyances	18	1,999	—	2,017
Restricted cash designated for investment	31,830	—	—	31,830

Net cash used in investing activities	(283,171)	(94,822)	—	(377,993)

Financing Activities:
Credit facility repayments, net	(321,000)	—	—	(321,000)
Proceeds from note offering	300,000	—	—	300,000
Repurchase of stock	(1,421)	—	—	(1,421)
Deferred offering costs	(6,685)	—	—	(6,685)
Proceeds from exercise of stock options	648	—	—	648
Net activity in investment from subsidiaries	56,173	(93,904)	37,731	—

Net cash provided by (used in) financing activities	27,715	(93,904)	37,731	(28,458)

Decrease in Cash and Cash Equivalents	(3,997)	—	—	(3,997)
Cash and Cash Equivalents at Beginning of Period	9,579	—	—	9,579

Cash and Cash Equivalents at End of Period	$5,582	$—	$—	$5,582

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by operating activities	$201,978	$42,914	$(72,103)	$172,789

Investing Activities:
Additions to properties and equipment	(266,848)	(137,822)	—	(404,670)
Property conveyances	2,012	—	—	2,012
Purchase price adjustment	—	(20,808)	—	(20,808)

Net cash used in investing activities	(264,836)	(158,630)	—	(423,466)

Financing Activities:
Repayment of term note	(4,000)	—	—	(4,000)
Credit facility borrowings, net	162,000	—	—	162,000
Debt and working capital acquired from Forest Energy Resources, Inc.	—	(176,200)	—	(176,200)
Proceeds from note offering	300,000	—	—	300,000
Repurchase of stock	(14,027)			(14,027)
Deferred offering costs	(12,343)	—	—	(12,343)
Net realized loss on derivative contracts acquired	—	(5,144)	—	(5,144)
Proceeds from exercise of stock options	709	—	—	709
Net activity in investments from subsidiaries	(369,163)	297,060	72,103	—

Net cash provided by financing activities	63,176	115,716	72,103	250,995

Increase in Cash and Cash Equivalents	318	—	—	318
Cash and Cash Equivalents at Beginning of Period	4,556	—	—	4,556

Cash and Cash Equivalents at End of Period	$4,874	$—	$—	$4,874

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
Third Quarter 2007 Highlights
     Offshore— Mariner drilled five offshore wells in the third quarter of 2007 of which two were successful. Information regarding the two successful wells is shown below:

Well Name	Operator	Working Interest	Water Depth (Ft)	Location
Sabine Pass 8#1	Mariner	57%	40	Conventional Shelf
Viosca Knoll 917#1ST1	Noble	15%	4,370	Deepwater
     Mariner has been successful in 15 of 21 offshore wells drilled from January 1, 2007 through September 30, 2007. As of September 30, 2007, two offshore wells were drilling.
     In addition, Mariner was the apparent high bidder on 23 of 61 blocks on which it bid at the Minerals Management Service (MMS) OCS Oil and Gas Lease Sale 205 held on October 3, 2007.  Mariner’s net obligation for the high bids is approximately $66 million.  The MMS will evaluate the bids and is expected to give notice of the blocks being awarded in the coming months.
     Onshore – In the third quarter of 2007, Mariner drilled 33 development wells in West Texas, all of which were successful. Mariner has been successful in all 88 onshore wells drilled from January 1, 2007 through September 30, 2007. As of September 30, 2007, five rigs were operating on our West Texas properties.

Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     The following table sets forth summary information with respect to our oil and gas operations. Certain prior year amounts have been reclassified to conform to current year presentation. Commencing January 1, 2007, revenues associated with natural gas liquids are reported separately.

	Three Months Ended
	September 30,		Increase
Summary Operating Information:	2007	2006	(Decrease)	% Change
	(In thousands, except net production, average sales prices
	and % change)
Net Production:
Oil (MBbls)	988	911	77	8.5%
Natural gas (MMcf)	15,520	16,125	(605)	(3.8%)
Natural gas liquids (MBbls)	292	183	109	59.6%
Total natural gas equivalent (MMcfe)	23,201	22,686	515	2.3%
Average daily production (MMcfe/d)	252	247	5	2.0%
Average Sales Prices:
Oil (per Bbl) (1)	$70.68	$65.25	$5.43	8.3%
Natural gas (per Mcf) (1)	7.18	7.48	(0.30)	(4.0%)
Natural gas liquids (per Bbl)	49.02	53.12	(4.10)	(7.7%)
Total natural gas equivalent ($/Mcfe) (1)	8.43	8.36	0.07	0.8%
Oil and Gas Revenues:
Oil	$69,842	$59,427	$10,415	17.5%
Natural gas	111,455	120,546	(9,091)	(7.5%)
Natural gas liquids	14,317	9,715	4,602	47.4%
Total oil and gas revenues	195,614	189,688	5,926	3.1%
Other revenues	870	778	92	11.8%
Total revenues	196,484	190,466	6,018	3.2%
Expenses:
Lease operating expense	35,066	28,744	6,322	22.0%
Severance and ad valorem taxes	3,085	2,262	823	36.4%
Transportation expense	2,215	1,754	461	26.3%
General and administrative expense	9,572	7,577	1,995	26.3%
Other miscellaneous expense	4,214	—	4,214	—
Depreciation, depletion and amortization	91,136	82,416	8,720	10.6%
Net interest expense	13,528	11,487	2,041	17.8%
Provision for income taxes	15,140	19,836	(4,696)	(23.7%)
Net Income	22,528	36,390	(13,862)	(38.1%)

(1)	Average sales prices include the effects of hedging
     Net income for third quarter 2007 was $22.5 million compared to $36.4 million for third quarter 2006, which included a non-cash hedging gain of $4.5 million. Basic and fully-diluted EPS for third quarter 2007 were $0.26 for each measure, compared to $0.43 for each measure in third quarter 2006, $0.05 of which represented a non-cash hedging gain.
     The decrease in net income was primarily the result of increased operating expenses. Additionally, third quarter 2007 net income was impacted by non-recurring expenses relating to Mariner’s 2006 acquisition of Forest’s Gulf of Mexico operations. These include $4.2 million primarily related to plugging and abandonment obligations and the write-off of gas balancing receivables and litigation expense. Third quarter 2007 results also reflect a loss of $0.4 million due to hedging ineffectiveness under FAS 133.
     Net production during third quarter 2007 was 23.2 Bcfe, up 2.3% from third quarter 2006. Production from the Company’s shelf and deepwater Gulf of Mexico operations was nearly flat quarter-over-quarter, totaling 20.3 Bcfe in both 2007 and 2006, while production from West Texas increased 0.6 Bcfe for third quarter 2007 compared to 2006. Third-quarter 2007 production was negatively impacted by numerous recompletion delays, most notably at the

Mariner-operated High Island 116 field, as well as drilling delays at the Company’s Vermillion 380 and Eugene Island 342 projects.
     Oil and gas revenues increased $6.0 million for third quarter 2007 as compared to third quarter 2006, primarily due to increased oil prices and production volumes from the Company’s West Texas operations, offset in part by a decrease in natural gas production as well as lower natural gas price realizations.
     Natural gas prices (excluding the effects of hedging) for third quarter 2007 averaged $6.23/Mcf compared to $6.78/Mcf for the comparable period of 2006. Oil prices (excluding the effects of hedging) for third quarter 2007 averaged $74.53/Bbl compared to $66.21/Bbl for the comparable period of 2006.
     The impact of hedges in third quarter 2007 increased average natural gas prices by $0.95/Mcf to $7.18/Mcf and decreased average oil prices by $3.85/Bbl to $70.68/Bbl, resulting in a net recognized hedge gain of $10.9 million. The impact of hedges during third quarter 2006 increased average natural gas prices by $0.70/Mcf to $7.48/Mcf and decreased average oil prices by $0.96/Bbl to $65.25/Bbl, resulting in a net recognized hedging gain of $10.4 million.
     The cash gains on our hedge contracts settled during third quarter 2007 and 2006 were $11.5 million and $3.5 million, respectively. A $4.4 million non-cash gain was also recorded for the three-month period ended September 30, 2006 relating to the hedges acquired through the Forest Merger. Additionally, during third quarters of 2007 and 2006, the Company recognized an unrealized loss of $0.6 million and an unrealized gain of $2.5 million, respectively, related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     Lease operating expense (“LOE”) increased quarter-over-quarter primarily as the result of increased windstorm insurance premiums and increased activity levels, particularly at South Pass 24 where the Company has resumed production after a hurricane-related shut in, and in West Texas where the Company is continuing its active infill drilling operation. LOE was also impacted quarter-over-quarter by general inflation in oil field services, including labor, boat and helicopter transportation, and fuel. Third quarter 2007 LOE increase was partially offset by a decrease in workover expenses from third quarter 2006.
     Severance and ad valorem tax increased quarter-over-quarter due primarily to higher property valuations in West Texas resulting from the drilling and completion of additional wells.
     Transportation expense increased quarter-over-quarter due primarily to an increase in onshore production in West Texas.
     General and administrative (“G&A”) expense increased quarter-over-quarter primarily due to higher stock compensation expense and also due to health insurance expense, professional fees associated with our Sarbanes-Oxley compliance efforts, acquisition activities, and systems enhancement projects.
     Other miscellaneous expense in third quarter 2007 reflects post-allocation period adjustments related primarily to bad debt associated with plugging and abandonment obligations and the write-off of gas balancing receivables and litigation expense from Mariner’s 2006 acquisition of Forest’s Gulf of Mexico operations.
     Depreciation, depletion, and amortization (“DD&A”) expense increased quarter-over-quarter primarily due to increased DD&A rates as a result of higher costs and associated accretion of asset retirement obligations.
     Net interest expense increased quarter-over-quarter primarily as a result of the higher interest rate under our 8% Senior Notes due 2017 issued in April 2007.
     Income before taxes and provision for income taxes decreased due to lower operating income, increased net interest expense and increased other expense as discussed above. Our effective tax rate was 40.2% and 35.3% for third quarter 2007 and 2006, respectively. The increase in our effective tax rate quarter-over-quarter is primarily due to post-allocation period activity attributable to the Forest Merger which is excluded from taxable income.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     The following table sets forth summary information with respect to our oil and gas operations. Certain prior year amounts have been reclassified to conform to current year presentation. Commencing January 1, 2007, revenues associated with natural gas liquids are reported separately.

	Nine Months Ended
	September 30,		Increase
Summary Operating Information:	2007	2006	(Decrease)	% Change
	(In thousands, except net production, average sales prices
	and % change)
Net Production:
Oil (MBbls)	3,116	2,269	847	37.3%
Natural gas (MMcf)	49,388	37,825	11,563	30.6%
Natural gas liquids (MBbls)	851	511	340	66.5%
Total natural gas equivalent (MMcfe)	73,186	54,503	18,683	34.3%
Average daily production (MMcfe/d)	268	200	68	34.0%
Average Sales Prices:
Oil (per Bbl) (1)	$63.22	$62.18	$1.04	1.7%
Natural gas (per Mcf) (1)	7.82	7.15	0.67	9.4%
Natural gas liquids (per Bbl)	41.00	48.14	(7.14)	(14.8%)
Total natural gas equivalent ($/Mcfe) (1)	8.44	8.00	0.44	5.5%
Oil and Gas Revenues:
Oil	$196,971	$141,102	$55,869	39.6%
Natural gas	386,069	270,308	115,761	42.8%
Natural gas liquids	34,879	24,580	10,299	41.9%
Total oil and gas revenues	617,919	435,990	181,929	41.7%
Other revenues	3,211	2,401	810	33.7%
Total revenues	621,130	438,391	182,739	41.7%
Expenses:
Lease operating expense	110,119	62,863	47,256	75.2%
Severance and ad valorem taxes	8,963	5,710	3,253	57.0%
Transportation expense	5,520	4,031	1,489	36.9%
General and administrative expense	31,089	25,050	6,039	24.1%
Other miscellaneous expense	4,214	—	4,214	—
Depreciation, depletion and amortization	283,769	192,222	91,547	47.6%
Net interest expense	39,226	25,906	13,320	51.4%
Other (income) expense	(5,058)	—	(5,058)	—
Provision for income taxes	49,595	44,385	5,210	11.7%
Net Income	93,693	78,224	15,469	19.8%

(1)	Average sales prices include the effects of hedging
     Net income for the first nine months of 2007 was $93.7 million compared to $78.2 million for the first nine months of 2006, which included a non-cash hedging gain of $6.3 million. Basic and fully-diluted EPS for the first nine months of 2007 were $1.09 for each measure, compared to $1.07 and $1.06 for each measure, respectively, for the first nine months of 2006, $.09 of which represented a non-cash hedging gain for each measure.
     The increase in net income was primarily due to higher production and oil and natural gas prices. Increased revenues were partially offset by increased operating expenses. 2007 net income was impacted by a non-recurring cash settlement of $5.8 million offset by first and second quarter ($0.8 million) and third quarter ($4.2 million) non-recurring expenses related to plugging and abandonment obligations and the write-off of gas balancing receivables and litigation expenses. The non-recurring transactions were a result of Mariner’s 2006 acquisition of Forest’s Gulf of Mexico operations.
     Net production during the first nine months of 2007 was 73.2 Bcfe, up 34.3% from the first nine months of 2006. Production from the Company’s shelf and deepwater Gulf of Mexico operations increased 36.3% to 65.0 Bcfe compared to 47.7 Bcfe for the first nine months of 2006, while onshore production in West Texas increased 20.6% to 8.2 Bcfe for the first nine months of 2007 compared to 6.8 Bcfe for the first nine months of 2006. Increased production was due to the restoration of production from fields shut-in by Hurricanes Rita and Katrina, an additional two months of offshore production in 2007 attributable to our acquisition of Forest’s Gulf of Mexico operations in March 2006, and additional wells drilled and completed in West Texas.
     Oil and gas revenues increased $182.7 million period-over-period primarily due to increased oil and natural gas prices and production volumes as discussed above, offset in part by lower natural gas liquids prices.
     Natural gas prices (excluding the effects of hedging) for the first nine months of 2007 averaged 6.95/Mcf, compared to $6.94/Mcf for the comparable period of 2006. Oil prices (excluding the effects of hedging) for the first nine months of 2007 averaged $64.29/Bbl compared $65.03/Bbl for the comparable period of 2006.
     For the first nine months of 2007, hedges increased average natural gas prices by $0.87/Mcf to $7.82/Mcf and decreased average oil prices by $1.07/Bbl to $63.22/Bbl, resulting in a net recognized hedge gain of $39.4 million. For the first nine months of 2006, hedges increased average natural gas prices by $0.21/Mcf to $7.15/Mcf and decreased average oil prices by $2.85/Bbl to $62.18/Bbl, resulting in a net recognized hedging gain of $1.5 million.
     During the first nine months of 2007 and 2006, the cash activity on our hedge contracts settled was a $42.0 million gain and an $8.3 million loss, respectively. An $8.3 million non-cash gain was also recorded for the nine-month period ended September 30, 2006, relating to the hedges acquired through the Forest Merger. Ineffectiveness recognized during the nine months ended September 30, 2007 and 2006 was a $2.6 million loss and a $1.4 million gain, respectively.
     Other revenues increased period-over-period due primarily to non-recurring platform rental income.
     Lease operating expense (“LOE”) increased period-over-period primarily as the result of increased windstorm insurance premiums and increased activity levels, particularly at South Pass 24 where the Company has resumed production after a hurricane-related shut in and West Texas where the Company is continuing its active infill drilling operation. LOE was also impacted period-over-period by general inflation in oil field services, including labor, boat and helicopter transportation, and fuel costs.
     Severance and ad valorem tax increased period-over-period due primarily to increased severance taxes as a result of increased production in West Texas and in Louisiana state waters, primarily as the result of resumed production at South Pass 24. Ad valorem tax increase is primarily due to higher property valuations in West Texas resulting from the drilling and completion of additional wells.
     Transportation expense increased period-over-period due primarily to an increase in production in West Texas and the Gulf of Mexico.
     General and administrative (“G&A”) expense increased period-over-period due primarily to the addition of personnel, computer licensing expense, consulting fees, and professional fees associated with our Sarbanes-Oxley compliance efforts, which were partially offset by decreased stock compensation expense. G&A expense for the first nine months of 2006 included severance, retention, relocation and transition costs related to the Forest Merger.
     Other miscellaneous expense reflects post-allocation period adjustments related primarily to bad debt associated with plugging and abandonment obligations and the write-off of gas balancing receivables and litigation expense from Mariner’s 2006 acquisition of Forest’s Gulf of Mexico operations.
     Depreciation, depletion, and amortization (“DD&A”) expense increased period-over-period primarily due to increased depletion rates as a result of the restoration of production from fields shut-in by Hurricanes Rita and Katrina.
     Net interest expense increased period-over-period primarily as a result of the higher interest rate under our 8% Senior Notes due 2017 issued during April 2007.
     Other (income) expense reflects a partial cash settlement of $5.8 million in 2007 related to the Forest Merger, offset by $5.0 million of additional non-recurring expenses attributable to the Forest Merger.
     Income before taxes and provision for income taxes increased period-over-period due to higher operating income offset in part by increased net interest expense. Our effective tax rate decreased period-over-period from 36.2% to

34.6% due primarily to 2007 post-allocation period activity attributable to the Forest Merger which is excluded from taxable income.
Liquidity and Capital Resources
     Net cash flows from operations increased by $229.7 million to $402.5 million from $172.8 million for the first nine months of 2007 and 2006, respectively. The increase was due to greater operating revenue offset by higher lease operating expense as a result of the restoration of production from fields shut-in due to the 2005 hurricanes. The increase also resulted from increased drilling activity and lower insurance receivables due to fewer hurricane-related expenditures.
     Net cash flows used for investing activities decreased to $378.0 million from $423.5 million for the first nine months of 2007 and 2006, respectively, primarily due to increased capital expenditures of approximately $7.2 million attributable to increased activity in our drilling programs. This increase was partially offset by $31.8 million of restricted cash received in January 2007 from the sale of our interest in Cottonwood and $20.8 million of Forest Merger acquisition costs paid in 2006.
     Net cash flows used in financing activities were $28.5 million for the first nine months of 2007 compared to net cash flows provided by financing activities of $251.0 million for the comparable period in 2006. The $279.5 million increase in net cash flows used was due primarily to repayment of $321.0 million of debt under our bank credit facility offset by proceeds from our issuance in April 2007 of $300.0 million aggregate principal amount of 8% senior notes, and financings in 2006 which were primarily used to fund the Forest Merger. On March 2, 2006, Mariner also paid the remaining balance of a term note payable to Joint Energy Development Investments Limited Partnership.
     Capital Expenditures — During the nine months ended September 30, 2007, we incurred approximately $482.9 million in capital expenditures for exploration and development activities, with approximately $145.4 million or 30% associated with exploration activities and $337.5 million or 70% associated with development activities, of which $297.3 million was attributable to offshore and $40.2 million to onshore development. In addition, we expended an additional $8.1 million on capitalized overhead and other corporate items. Non-cash capital accruals of $30.9 million are a component of working capital changes in the statement of cash flows.
     Bank Credit Facility — Mariner is party to a revolving line of credit with a syndicate of banks led by Union Bank of California, N.A. and BNP Paribas. The bank credit facility, which is secured by substantially all of our assets, provides up to $500 million of revolving borrowing commitment, including a $50 million subfacility for letters of credit, subject to a borrowing base, and a $40 million dedicated letter of credit (the “Dedicated Letter of Credit”). The borrowing base is presently $450 million, and is subject to periodic re-determination by the lenders of the Company’s oil and gas reserves and other factors. Any increase in the borrowing base requires the consent of all lenders. The bank credit facility will mature on March 2, 2010, and the Dedicated Letter of Credit will mature on March 2, 2009. At September 30, 2007, the Company had $33.0 million in advances outstanding under its bank credit facility and five outstanding letters of credit totaling $6.3 million (excluding the Dedicated Letter of Credit), of which $4.2 million is required for plugging and abandonment obligations at certain of its offshore fields. The Dedicated Letter of Credit balance as of September 30, 2007 was $7.5 million.
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
     2007 Capital Expenditures. We anticipate that total capital expenditures for 2007 will range between $660 million and $730 million (excluding hurricane expenditures). The total amount of our capital expenditures will be determined primarily by the extent to which the $66.6 million of leases with respect to which Mariner was apparent high bidder at the October 2007 MMS Lease Sale are awarded prior to year end. The Company’s election to accelerate drilling of its Sofia prospect at East Breaks 414 and its expansion initiative in West Texas may also affect total capital expenditures in 2007. In addition, we expect to incur additional hurricane-related abandonment costs related to Hurricanes Katrina and Rita of approximately $19.1 million during 2007, as well as additional facility repair costs that cannot be estimated at this time but which we do not believe will be material. While this will be a cash outflow in 2007, we expect to recover these costs through insurance reimbursements beginning in 2008, although complete insurance settlement of all hurricane-related claims is not expected to occur prior to 2009. For additional information see Note 7, “Commitments and Contingencies” under Item 1. Since we believe these costs to be reimbursable, they will not be reflected in reported 2007 capital expenditures. In connection with the Forest Merger, we may have additional hurricane-related plugging and abandonment costs of approximately $16.0 million for which insurance coverage is anticipated; however, no claims have been made as of November 14, 2007.
     Future Capital Resources. Our anticipated sources of liquidity in the future are as follows:
•	cash flow from operations in future periods;

•	proceeds under our bank credit facility;

•	proceeds from insurance policies relating to hurricane repairs; and

•	proceeds from future capital markets transactions as needed.
     In 2007, we tailored our capital program within our projected operating cash flow so that our operating capital requirements are largely self-sustaining under normal commodity price assumptions. Based upon our anticipated cash flow given the level of production currently forecast for the remainder of 2007, and taking into account that the MMS may award the Company leases from the October 2007 MMS Lease Sale, bonus payments for which may total up to $66.6 million, and the uncertainty of when our year-end deepwater projects commence production, our actual 2007 capital program could potentially exceed our cash flows by more than $100 million. To the extent this occurs, we anticipate using proceeds under our bank credit facility to fund these expenditures. We would generally expect to fund future acquisitions on a case-by-case basis through a combination of bank debt and capital markets activities. Based on our current operating plan and assumed price case, our expected cash flow from operations and continued access to our bank credit facility allow us ample liquidity to conduct our operations as planned for the foreseeable future.
     The timing of expenditures (especially regarding deepwater projects) is difficult to predict accurately. Also, our cash flows are heavily dependent on the oil and natural gas commodity markets. Our ability to hedge oil and natural gas prices is limited by our bank credit facility to no more than 90% and 75% of our expected production from proved developed producing reserves during the first three years and fourth and fifth years, respectively, of hedging arrangements. If either oil or natural gas commodity prices decrease from their current levels, our ability to finance our planned capital expenditures could be affected negatively. Amounts available for borrowing under our bank credit facility are largely dependent on our level of proved reserves and current oil and natural gas prices. If either our proved reserves or commodity prices decrease, amounts available to us to borrow under our bank credit facility could be reduced. If our cash flows are less than anticipated or amounts available for borrowing are reduced, we may be forced to defer planned capital expenditures.
Off-Balance Sheet Arrangements
     Letters of Credit — On March 2, 2006, Mariner obtained the Dedicated Letter of Credit under its bank credit facility that is not included as a use of the borrowing base. The Dedicated Letter of Credit balance as of September 30, 2007 was $7.5 million. A further reduction of $4.3 million is expected to occur in fourth quarter 2007 in respect of wells drilled in the third quarter, which would result in a remaining Dedicated Letter of Credit balance of $3.2 million that the Company anticipates will be eliminated no later than the first quarter 2008.
     Mariner’s bank credit facility also has a letter of credit facility for up to $50 million that is included as a use of the borrowing base. As of September 30, 2007, five such letters of credit totaling $6.3 million were outstanding.

     Please refer to “—Liquidity and Capital Resources—Bank Credit Facility” for further discussion of these letters of credit.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Prices and Related Hedging Activities
     Our major market risk exposure continues to be the prices applicable to our natural gas and oil production. The sales price of our production is primarily driven by the prevailing market price. The energy markets have historically been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices from time to time primarily through the use of commodity price swap agreements and costless collar arrangements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark-to-market change in fair value is recognized in oil and natural gas revenue. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values we report in our financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.
     The effects on our oil and gas revenues from our hedging activities were as follows:

	Three Months Ended September		Nine Months Ended September
	30,		30,
	2007	2006	2007	2006
	(In millions)		(In millions)
Cash Gain (Loss) on Settlements	$11.5	$3.5	$42.0	$(8.3)
Gain (Loss) on Hedge Ineffectiveness (1)	(0.6)	2.5	(2.6)	1.4
Non-cash Gain (Loss) on hedges acquired (2)	—	4.4	—	8.3

Total	$10.9	$10.4	$39.4	$1.4

(1)	Unrealized gain (loss) recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.

(2)	Relating to the hedges acquired through the Forest transaction.
     As of September 30, 2007, the Company had the following hedge contracts outstanding:

			September 30,
		Weighted Average	2007 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Gain/(Loss)
			(In millions)
Crude Oil (Bbls)
October 1—December 31, 2007	303,600	$69.20	$(3.4)
January 1—December 31, 2008	992,350	$69.34	(7.1)
January 1—December 31, 2009	1,280,750	$68.93	(6.0)
Natural Gas (MMbtus)
October 1—December 31, 2007	4,750,972	$8.72	8.2
January 1—December 31, 2008	10,833,979	$8.87	10.2
January 1—December 31, 2009	8,052,820	$8.30	—

Total			$1.9

				September 30,
		Weighted Average	Weighted Average	2007 Fair Value
Costless Collars	Quantity	Floor	Cap	Gain/(Loss)
				(In millions)
Crude Oil (Bbls)
October 1—December 31, 2007	415,288	$59.20	$83.14	$(2.2)
January 1—December 31, 2008	1,195,495	$61.66	$86.80	(0.7)
Natural Gas (MMbtus)
October 1—December 31, 2007	3,914,600	$6.94	$12.08	6.7
January 1—December 31, 2008	12,347,000	$7.83	$14.60	8.5

Total				$12.3

     As of November 14, 2007, the Company has not entered into any hedge transactions subsequent to September 30, 2007 except as follows:

		Weighted Average
Fixed Price Swaps	Quantity	Fixed Price
Crude Oil (Bbls)
January 1—December 31, 2008	1,271,202	$86.54
January 1—December 31, 2009	891,460	$86.54
Natural Gas (MMbtus)
January 1—December 31, 2008	23,749,868	$8.30
January 1—December 31, 2009	23,589,264	$8.54
     The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps and costless collars to be minimal.
     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on March 2, 2010, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. During the third quarter and first nine months of 2007, the interest rate on our outstanding bank debt averaged 8.25% and 7.22%, respectively. If the balance of our bank debt at September 30, 2007 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $64,000 per quarter or $192,000 for the nine months ended September 30, 2007.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of September 30, 2007 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
     During the quarter ended September 30, 2007, there were no changes that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income, indebtedness and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural events and natural disasters such as loop currents, hurricanes, fires, floods and other natural events, catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	timing of insurance recoveries and uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness; and

•	our acquisition of Forest Oil Corporation’s Gulf of Mexico operations including strategic plans, expectations and objectives for future operations, and the realization of expected benefits from the transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
July 1, 2007 to July 31, 2007	—	—	—	—
August 1, 2007 to August 31, 2007(1)	1,437	$20.31	—	—
September 1, 2007 to September 30, 2007(1)	4,468	$19.38	—	—
Total	5,905	$19.85	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.
Item 6. Exhibits

Number	Description

2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

Number	Description

4.5*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.6*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.7*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.8*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

Mariner Energy, Inc.

By:	/s/ Scott D. Josey

Name: Scott D. Josey
Title: Chairman of the Board,
Chief Executive Officer and President

By:	/s/ John H. Karnes

Name: John H. Karnes
Title: Senior Vice President, Chief Financial Officer
and Treasurer

Index to Exhibits

Number	Description

2.1*	Agreement and Plan of Merger, dated as of September 9, 2005, among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

2.2*	Letter Agreement, dated as of February 3, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc., and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on February 8, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

Number	Description

4.5*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.6*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.7*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.8*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.