Form 10-Q
period 2008-03-31
MARINER ENERGY INC
filed 2008-05-12
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of May 5, 2008, there were 87,794,130 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Condensed Consolidated Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$3,872	$18,589
Receivables, net of allowances of $2,378 and $2,449 as of March 31, 2008 and December 31, 2007, respectively	208,415	157,774
Insurance receivables	26,683	26,683
Derivative financial instruments	—	11,863
Intangible assets	9,319	17,209
Prepaid expenses and other	24,525	10,630
Deferred tax asset	51,015	6,232

Total current assets	323,829	248,980
Property and Equipment:
Proved oil and gas properties, full-cost method	3,516,241	3,118,273
Unproved properties, not subject to amortization	122,323	40,455

Total oil and gas properties	3,638,564	3,158,728
Other property and equipment	65,301	15,545
Accumulated depreciation, depletion and amortization	(868,388)	(754,079)

Total property and equipment, net	2,835,477	2,420,194
Restricted Cash	—	5,000
Goodwill	295,598	295,598
Insurance Receivables	56,924	56,924
Derivative Financial Instruments	—	691
Other Assets, net of amortization	65,442	56,248

TOTAL ASSETS	$3,577,270	$3,083,635

Current Liabilities:
Accounts payable	$13,894	$1,064
Accrued liabilities	105,531	96,936
Accrued capital costs	165,018	159,010
Abandonment liability	32,683	30,985
Accrued interest	20,840	7,726
Derivative financial instruments	132,546	19,468

Total current liabilities	470,512	315,189
Long-Term Liabilities:
Abandonment liability	232,703	191,021
Deferred income tax	378,953	343,948
Derivative financial instruments	44,066	25,343
Long-term debt, bank credit facility	430,000	179,000
Long-term debt, senior unsecured notes	600,000	600,000
Other long-term liabilities	45,104	38,115

Total long-term liabilities	1,730,826	1,377,427

Commitments and Contingencies (see Note 8)

Minority Interest	91	1

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 87,810,265 shares issued and outstanding at March 31, 2008; 180,000,000 shares authorized, 87,229,312 shares issued and outstanding at December 31, 2007	9	9
Additional paid-in capital	1,057,039	1,054,089
Accumulated other comprehensive loss	(112,829)	(22,576)
Accumulated retained earnings	431,622	359,496

Total stockholders’ equity	1,375,841	1,391,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,577,270	$3,083,635

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Natural gas	$179,623	$140,532
Oil	113,614	60,451
Natural gas liquids	20,981	9,149
Other revenues	1,679	1,472

Total revenues	315,897	211,604

Costs and Expenses:
Lease operating expense	44,832	32,054
Severance and ad valorem taxes	4,610	2,990
Transportation expense	3,019	1,902
General and administrative expense	11,926	12,593
Depreciation, depletion and amortization	119,318	98,855
Other miscellaneous expense	537	168

Total costs and expenses	184,242	148,562

OPERATING INCOME	131,655	63,042
Other Income (Expense):
Interest income	326	291
Interest expense, net of amounts capitalized	(18,571)	(12,347)
Other income	—	5,431

Income Before Taxes and Minority Interest	113,410	56,417
Provision for Income Taxes	(41,194)	(18,210)
Minority Interest Expense	(90)	—

NET INCOME	$72,126	$38,207

Earnings per share:
Net income per share—basic	$0.83	$0.45
Net income per share—diluted	$0.82	$0.45
Weighted average shares outstanding—basic	87,293,730	85,515,561
Weighted average shares outstanding—diluted	88,012,901	85,704,529
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Operating Activities:
Net income	$72,126	$38,207
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful receivables	(71)	(667)
Deferred income tax	40,400	17,960
Depreciation, depletion and amortization	119,318	98,855
Amortization of deferred financing costs	808	585
Ineffectiveness of derivative instruments	3,924	2,148
Share-based compensation	2,625	1,567
Minority interest	90	—
Changes in operating assets and liabilities:
Receivables	(50,020)	(6,834)
Insurance receivables	—	(7,058)
Prepaid expenses and other	(16,007)	(1,695)
Accounts payable and accrued liabilities	40,978	10,561

Net cash provided by operating activities	214,171	153,629

Investing Activities:
Acquisitions and additions to oil and gas properties	(437,565)	(148,784)
Additions to other property and equipment	(47,648)	(6)
Property conveyances	—	18
Restricted cash designated for investment	5,000	31,830

Net cash used in investing activities	(480,213)	(116,942)

Financing Activities:
Credit facility borrowings (repayments), net	251,000	(40,000)
Repurchase of stock	(366)	—
Proceeds from exercise of stock options	691	45

Net cash provided by (used in) financing activities	251,325	(39,955)

Decrease in Cash and Cash Equivalents	(14,717)	(3,268)
Cash and Cash Equivalents at Beginning of Period	18,589	9,579

Cash and Cash Equivalents at End of Period	$3,872	$6,311

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$3,757	$6,429
Income taxes	$—	$250
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
     Interim Financial Statements — The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements included herein should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Principles of Consolidation — Our consolidated financial statements as of March 31, 2008 and December 31, 2007 include our accounts and the accounts of our subsidiaries. All inter-company balances and transactions have been eliminated.
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
     There were no significant changes to the Company’s uncertain tax positions in the first quarter of 2008. For a detail of the Company’s uncertain tax positions, please refer to Note 9, “Income Taxes” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Recent Accounting Pronouncements — In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk—related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company is currently evaluating the provisions of this Statement.
     In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations with the effect dependent upon acquisitions at that time.
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
     In April 2007, FASB issued FASB Interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”), which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim or obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with Interpretation 39. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The provisions of FIN 39-1 were consistent with the Company’s accounting practice. The adoption of FIN 39-1 did not impact the condensed consolidated financial statements of the Company.
     During February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for the Company as of January 1, 2008. SFAS 159 did not have an impact on the Company’s Condensed Consolidated Financial Statements as the Company elected not to measure at fair value additional financial assets and liabilities not already required to be measured at fair value.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB

Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP is effective for financial statements issued during fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Accordingly, our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our net asset values. See Note 11. We are still in the process of evaluating SFAS 157 with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 include our asset retirement obligations and assets held for future sale.
2. Acquisitions and Dispositions
     Gulf of Mexico Shelf Acquisition. On January 31, 2008, Mariner acquired 100% of the equity in a subsidiary of Hydro Gulf of Mexico, Inc. pursuant to a Membership Interest Purchase Agreement executed on December 23, 2007. The acquired subsidiary, now known as Mariner Gulf of Mexico LLC (“MGOM”), was an indirect subsidiary of StatoilHydro ASA and owns substantially all of its former Gulf of Mexico shelf operations. Mariner paid approximately $243.0 million, subject to customary purchase price adjustments, including $8.0 million for reimbursement of drilling costs attributable to the High Island 166 #5 well. The acquisition was financed by borrowing under Mariner’s bank credit facility. As of March 31, 2008, additional purchase price adjustments resulted in a net credit to Mariner of approximately $15.0 million.
     Pro Forma Financial Information — The pro forma information set forth below gives effect to the acquisition of MGOM as if it had been consummated as of the beginning of the applicable period. The acquisition was consummated on January 31, 2008. The pro forma information has been derived from the historical Consolidated Financial Statements of the Company and the statements of revenues and direct operating expenses of MGOM. The pro forma information is for illustrative purposes only. The financial results may have been different had MGOM been an independent company and had the companies always been combined. You should not rely on the pro forma financial information as being indicative of the historical results that would have been achieved had the acquisition occurred in the past or the future financial results that the Company will achieve after the acquisition.

	For the Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share amounts)
Pro Forma:
Revenue	$330,874	$266,321
Net income available to common stockholders	$75,628	$47,980
Basic earnings per share	$0.87	$0.56
Diluted earnings per share	$0.86	$0.56
     West Texas Acquisitions. On December 31, 2007 and February 29, 2008, Mariner acquired additional working interests in certain of its existing properties in the Spraberry field in the Permian Basin. Mariner internally estimated net proved oil and gas reserves attributable to the December 2007 acquisition of approximately 94.9 Bcfe (75% oil and NGLs) and to the February 2008 acquisition of approximately 14.0 Bcfe (65% oil and NGLs). Mariner intends to operate substantially all of the assets. The purchase price, subject to customary purchase price adjustments, for the December 2007 acquisition was approximately $122.5 million, which Mariner financed under its bank credit facility, and for the February 2008 acquisition was approximately $21.7 million.
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
3. Long-Term Debt
     Bank Credit Facility — On January 31, 2008, the Company further amended its secured bank credit facility to increase the facility’s maximum credit availability to $1 billion, including up to $50.0 million in letters of credit, subject to an increased borrowing base of $750.0 million. The amendment also extended the facility’s term to January 31, 2012; terminated an additional dedicated $40.0 million letter of credit facility in favor of Forest Oil Corporation (“Forest”) due to Mariner’s satisfaction of its obligations under a drill-to-earn program; and added as a permitted use of loan proceeds the funding of Mariner’s purchase of Mariner Gulf of Mexico LLC (f/k/a Hydro Gulf of Mexico, L.L.C.). The Company’s payment and performance of its obligations under the bank credit facility are secured by liens upon substantially all of the assets of the Company and its subsidiaries. Borrowings under our bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin.
     As of March 31, 2008 and December 31, 2007, $430.0 million and $179.0 million, respectively, was outstanding under the bank credit facility and the interest rate was 4.62% and 7.25%, respectively. In addition, as of March 31, 2008, four letters of credit totaling $4.7 million were outstanding, of which $4.2 million was required for plugging and abandonment obligations at certain of the Company’s offshore fields.
     The bank credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends and other restricted payments, the incurrence of additional debt, the sale of assets, and speculative hedging. The Company was in compliance with the financial covenants under the bank credit facility as of March 31, 2008.
     The Company must pay a commitment fee of 0.250% to 0.375% per year on the unused availability under the bank credit facility.
     Senior Notes — In 2006, the Company sold and issued $300.0 million aggregate principal amount of its 7 1/2% Senior Notes due 2013 (the “7 1/2% Notes”). In 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% Senior Notes due 2017 (the “8% Notes” and together with the 7 1/2% Notes, the “Notes”). The Notes are senior unsecured obligations of the Company. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. There is no sinking fund for the Notes. The Company and its restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes.
     Capitalized Interest — For both of the three-month periods ended March 31, 2008 and 2007, capitalized interest totaled $0.2 million.
4. Oil and Gas Properties
     Our oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including certain general and administrative expenses (“G&A”). For the three-month periods ended March 31, 2008 and 2007, capitalized G&A totaled $4.6 million and $2.2 million, respectively. Amortization of oil and gas properties is calculated using the unit-of-production method based on estimated proved oil and gas reserves.
     GAAP requires that a quarterly full-cost ceiling limitation calculation be performed whereby net capitalized costs related to proved and unproved properties, less related deferred income taxes, may not exceed a ceiling limitation. The ceiling limitation is the amount equal to the present value discounted at 10% of estimated future net revenues from estimated proved reserves plus the lower of cost or fair value of unproved properties less estimated future production and development costs, all net of related income tax effect. The full-cost ceiling limitation is calculated using natural gas and oil prices in effect as of the balance sheet date and is adjusted for “basis” or location differential. Price is held constant over the life of the reserves. We use derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge against the volatility of oil and natural gas prices and, in accordance with SEC guidelines, we include estimated future cash flows from our hedging program in our ceiling test calculation. If net capitalized costs, less related deferred income taxes, were to exceed the ceiling limitation, the excess would be impaired and a permanent write-down would be recorded in the Consolidated Statements of Operations.
Additional guidance was provided in Staff Accounting Bulletin No. 47, Topic 12(D)(c)(3), primarily regarding the use of cash flow hedges, asset retirement obligations, and the effect of subsequent events on the ceiling test calculation. Mariner had no write downs due to the ceiling test for the current quarter.
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
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation.

(In thousands)
Abandonment liability as of December 31, 2007 (1)	$222,006
Liabilities Incurred	129
Liabilities Settled	(8,117)
Accretion Expense	5,008
Revisions to previous estimates	1,940
Liabilities from assets acquired	44,420

Abandonment Liability as of March 31, 2008 (2)	$265,386

(1)	Includes $31.0 million classified as a current liability at December 31, 2007.

(2)	Includes $32.7 million classified as a current liability at March 31, 2008.
6. Stockholders’ Equity
     We recorded compensation expense related to restricted stock and stock options of $2.6 million and $1.6 million for the three-month periods ended March 31, 2008 and 2007, respectively. Under the Company's Stock Incentive Plan, as amended and restated from time to time (the "Stock Incentive Plan"), unrecognized compensation expense at March 31, 2008 for the unvested portion of restricted stock granted was $38.3 million and for unvested options was $0.4 million.
      The following table presents a summary of stock option activity under the Stock Incentive Plan and under rollover options granted to certain former Forest employees for the three months ended March 31, 2008:

		Weighted
		Average	Aggregate Intrinsic
		Exercise	Value (1)
	Shares	Price	(In thousands)
Outstanding at beginning of year	720,488	$13.82	$9,503
Granted	—	—	—
Exercised (2)	(52,130)	13.26	(717)
Forfeited	(18,000)	14.00	(234)

Outstanding at March 31, 2008	650,358	13.86	8,552

(1)	Based upon the difference between the market price of the common stock on the last trading date of the quarter ($27.01) and the option exercise price of in-the-money options.

(2)	Options were exercised for cash proceeds of approximately $691,000.
     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of March 31, 2008 and 2007, respectively, and changes during the three-month periods is as follows:

	Restricted Shares under
	Stock Incentive Plan
	March 31,
	2008	2007
Total unvested shares at beginning of period: January 1	1,484,552	875,380
Shares granted	548,864	—
Shares vested	(40,844)	(48,608)
Shares forfeited	(6,708)	(7,850)

Total unvested shares at end of period: March 31	1,985,864	818,922

Available for future grant as options or restricted stock	3,561,978	4,880,706
7. Derivative Financial Instruments and Hedging Activities
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
     The effects on our oil and gas revenues from our hedging activities were as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash Gain (Loss) on Settlements	$(10,307)	$23,622
Loss on Hedge Ineffectiveness (1)	(3,924)	(2,148)

Total	$(14,231)	$21,474

(1)	Unrealized gain (loss) recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.

     As of March 31, 2008, the Company had the following hedge contracts outstanding:

			March 31,
		Weighted Average	2008 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Liability
			(In thousands)
Natural Gas (MMbtus)
April 1—December 31, 2008	28,257,260	$8.43	$(50,641)
January 1—December 31, 2009	31,642,084	$8.48	(39,571)
Crude Oil (Bbls)
April 1—December 31, 2008	1,616,724	$78.93	(32,727)
January 1—December 31, 2009	2,172,210	$76.15	(40,137)

Total			$(163,076)

				March 31,
		Weighted Average	Weighted Average	2008 Fair Value
Costless Collars	Quantity	Floor	Cap	Liability
				(In thousands)
Natural Gas (MMbtus)
April 1—December 31, 2008	8,889,000	$7.83	$14.60	$(1,339)
Crude Oil (Bbls)
April 1—December 31, 2008	836,136	$61.65	$86.80	(12,197)

Total				$(13,536)

As of May 5, 2008, the Company has not entered into any hedge transactions subsequent to March 31, 2008.
8. Commitments and Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum future lease obligations under the Company’s operating leases in effect at March 31, 2008 are as follows:

(In thousands)
2009	$2,217
2010	2,489
2011	2,499
2012	2,414
2013 and thereafter	11,961
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data. At March 31, 2008 and December 31, 2007, the Company’s seismic obligations totaled $8.4 million and $14.6 million, respectively.
     MMS Proceedings — Mariner and its subsidiary, Mariner Energy Resources, Inc. (“MERI”), own numerous properties in the Gulf of Mexico. Certain of such properties were leased from the MMS subject to The Outer Continental Shelf Deep Water Royalty Relief Act (“RRA”), signed into law on November 28, 1995. The RRA relieved lessees of the obligation to pay royalties on certain leases until a designated volume was produced. Four of these leases held by the Company and one held by MERI that are producing contain language that limits royalty relief if commodity prices exceed predetermined levels. Since 2000, commodity prices have exceeded some of the predetermined levels, except in 2002. The Company and MERI believe the MMS did not have the authority to include commodity price threshold language in these leases and have withheld payment of royalties on the leases while disputing the MMS’ authority in pending proceedings on those leases that the MMS has issued orders to pay. The Company has recorded a liability for its estimated exposure on these leases, which at March 31, 2008 was $35.3 million, including interest. The potential liability of MERI under its lease relates to production from the lease commencing July 1, 2005, the effective date of Mariner’s acquisition of MERI.

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
     The enforceability of the price threshold provisions of leases granted pursuant to the RRA currently is being litigated in several administrative appeals filed by other companies in addition to Mariner.
   Insurance Matters
   Current Insurance Against Hurricanes
     Mariner is a member of OIL Insurance, Ltd. (“OIL”), an energy industry insurance cooperative, which provides the Company’s primary layer of physical damage and windstorm insurance coverage. Our coverage is subject to a $10.0 million per-occurrence deductible for our assets and a $250.0 million per-occurrence loss limit. However, if a single event causes losses to all OIL-insured assets in excess of $750.0 million, amounts covered for such losses will be reduced on a pro-rata basis among OIL members.
     In addition to our primary coverage through OIL, we also maintain commercial “difference in conditions” insurance that would apply (with no additional deductible) once our limits with OIL are exhausted, as well as partial business interruption insurance covering certain of our significant producing fields as well as certain other fields situated in hurricane prone areas. Our business interruption coverage begins to provide benefits after a 60-day waiting period once the designated field is shut-in due to a covered event and is limited to 35% of the forecast cash flow from each designated property. Our commercial policy expires June 1, 2008, and is subject to a general limit of $75.0 million per occurrence and in the case of named windstorms a combined annual aggregate limit of $75.0 million covering both property damage and business interruption.
     Applicable insurance for our Hurricane Katrina and Rita claims with respect to the Gulf of Mexico assets previously acquired from Forest is provided by OIL. Our coverage for the former Forest properties is subject to a deductible of $5.0 million per occurrence and a $1 billion industry-wide loss limit per occurrence. OIL has advised us that the aggregate claims resulting from each of Hurricanes Katrina and Rita are expected to exceed the $1 billion per occurrence loss limit and that therefore, our insurance recovery is expected to be reduced pro-rata with all other competing claims from the storms. To the extent insurance recovery under the primary OIL policy is reduced, we believe the shortfall would be covered by applicable commercial excess insurance coverage. This excess coverage is not subject to an additional deductible and has a stated limit of $50.0 million per occurrence. The insurance coverage for Mariner’s legacy properties is subject to a $3.75 million deductible.
   Hurricanes Katrina and Rita (2005)
     In 2005, our operations were adversely affected by Hurricanes Katrina and Rita, resulting in substantial shut-in and delayed production, as well as necessitating extensive facility repairs and hurricane-related abandonment operations. Since 2005, we had incurred approximately $141.8 million in hurricane expenditures resulting from Hurricanes Katrina and Rita, of which $110.9 million were repairs and $30.9 million were hurricane-related abandonment costs. We estimate that we will incur hurricane-related abandonment costs of approximately $42.0 million during 2008.
     At March 31, 2008, the insurance receivable balance for our Hurricane Katrina and Rita claims was approximately $79.4 million, of which $56.9 million is classified as a long-term asset. However, due to the magnitude of the storms and the complexity of the insurance claims being processed by the insurance industry, the timing of our ultimate insurance recovery cannot be ascertained. We expect to maintain a potentially significant insurance receivable for the indefinite future, while we actively pursue settlement of our claims to minimize the impact to our working capital and liquidity. Any differences between our insurance recoveries and insurance receivables will be recorded as adjustments to our oil and natural gas properties.

   Hurricane Ivan (2004)
     In September 2004, we incurred damage from Hurricane Ivan that affected the Mississippi Canyon 66 (Ochre) and Mississippi Canyon 357 fields. Ochre production was shut-in until September 2006, when production recommenced at approximately the same net rate. Mississippi Canyon 357 production was shut-in until March 2005, when necessary repairs were completed and production recommenced; however, production was subsequently shut-in due to Hurricane Katrina and recommenced in the first quarter of 2007. Since 2004, we had incurred approximately $8.5 million of property damage related to Hurricane Ivan. To date, approximately $2.4 million has been recovered through insurance, with the balance of $4.2 million, net of deductible, recorded as insurance receivable, as we believe it is probable that these costs will be reimbursed under our insurance policies.
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
     Letters of Credit — On March 2, 2006, Mariner obtained an additional $40.0 million letter of credit under its bank credit facility in favor of Forest that was not included as a use of the borrowing base (the “Dedicated Letter of Credit”). The Dedicated Letter of Credit was issued to secure performance of Mariner’s obligation to drill and complete 150 wells under a drill-to-earn program. The Dedicated Letter of Credit reduced periodically by an amount equal to the product of $0.5 million times the number of wells exceeding 75 that were drilled and completed. As of January 2008, the Dedicated Letter of Credit had been reduced to zero and cancelled as all 150 wells had been drilled and completed as of December 31, 2007. The Dedicated Letter of Credit balance as of December 31, 2007 was $3.2 million.
     Mariner’s bank credit facility also has a letter of credit facility for up to $50.0 million that is included as a use of the borrowing base. As of March 31, 2008, four such letters of credit totaling $4.7 million were outstanding.
     Please refer to Note 3, “Long-Term Debt” for further discussion of these letters of credit.
9. Earnings per Share
     Basic earnings per share does not include dilution and is computed by dividing net income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if security interests were exercised or converted into common stock.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share
	data)
Numerator:
Net Income	$72,126	$38,207
Denominator:
Weighted average shares outstanding	87,294	85,516
Add dilutive securities	719	189

Total weighted average shares outstanding and dilutive securities	$88,013	$85,705

Earnings per share—basic:	$0.83	$0.45
Earnings per share—diluted:	$0.82	$0.45
     Shares issuable upon exercise of options to purchase common stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. Approximately 390,000 and 693,000 shares issuable upon exercise of stock options were excluded from the computation for the three months ended March 31, 2008 and March 31, 2007, respectively.
     Please refer to Note 6, “Stockholders’ Equity” for option and share activity for the three months ended March 31, 2008 and 2007.

10. Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to stockholders’ equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net Income	$72,126	$38,207
Other comprehensive (loss) income:
Derivative contracts settled and reclassified, net of income taxes of ($5,067) and $7,534	(9,164)	13,940
Change in unrealized mark-to-market losses arising during period, net of income taxes of ($45,111) and ($27,123)	(81,089)	(48,194)

Change in accumulated other comprehensive loss	(90,253)	(34,254)

Comprehensive (loss) income	$(18,127)	$3,953

11. Fair Value Measurement
     Certain of Mariner’s assets and liabilities are reported at fair value in the accompanying Condensed Consolidated Balance Sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at March 31, 2008 and December 31, 2007. These assets and liabilities are not included in the following tables.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table below, the hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 3 inputs are unobservable (meaning they reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information) and therefore have the lowest priority. A financial instruments level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Mariner uses appropriate valuation techniques based on the available inputs to measure the fair values of its assets and liabilities.

     SFAS 157 requires a credit adjustment for non-performance in calculating the fair value of financial instruments. The credit adjustment for derivatives in an asset position is determined based on the credit rating of the counterparty and the credit adjustment for derivatives in a liability position is determined based on Mariner’s credit rating.
     The following table provides fair value measurement information for the Company’s derivative financial instruments as of March 31, 2008:

	As of March 31, 2008
			Fair Value Measurements Using:
				Significant
			Quoted Prices	other	Significant
	Carrying	Total Fair	in Active	Observable	Unobservable
	Amount	Value	Markets	Inputs	Inputs
Derivative Financial Instruments	(In thousands)		(Level 1)	(Level 2)	(Level 3)
Oil and Gas price swaps and collars – Short Term	$(132,546)	$(132,546)	$—	$(119,010)	$(13,536)

Oil and Gas price swaps and collars – Long Term	(44,066)	(44,066)	—	(44,066)	—

     The following methods and assumptions were used to estimate the fair values of Mariner’s derivative financial instruments in the table above.
Level 2 Fair Value Measurements
     The fair values of the oil and gas swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves, terms of each contract, and a credit adjustment based on Mariner’s credit rating as of March 31, 2008.
Level 3 Fair Value Measurements
     The fair values of the oil and gas price collars are estimated valuations using the Black-Scholes valuation model based upon the forward commodity price curves, implied volatilities of commodities, and a credit adjustment based on Mariner’s credit rating as of March 31, 2008. The following table provides fair value measurement information for the Company’s Level 3 financial instruments as of March 31, 2008:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(In thousands)
Fair value of collars at December 31, 2007	$(4,058)
Total gains / (losses):
Included in Natural gas and Oil Revenues (realized/unrealized)	(4,006)
Included in other comprehensive income (realized/unrealized)	(9,478)
Purchases, issuances, and settlements, net	4,006
Transfers in and/or out of Level 3	—

Fair value of collars at March 31, 2008	$(13,536)

The amount of net losses for the period included in earnings attributable to the change in net unrealized gains relating to assets still held at the reporting date	$—

12. Segment Information
     The FASB issued SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which they may earn revenues and incur expenses. Separate financial information is available and this information is regularly evaluated by the chief decision maker for the purpose of allocating resources and assessing performance.
     We measure financial performance as a single enterprise, allocating capital resources on a project-by-project basis across our entire asset base to maximize profitability. We utilize a company-wide management team that administers all enterprise operations encompassing the exploration, development and production of natural gas and oil. All operations are located in the United States. Inasmuch as we are one enterprise, we do track basic operational data by area, but do not maintain comprehensive financial statement information by area.
13. Supplemental Guarantor Information
     On April 30, 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% Notes. On April 24, 2006, the Company sold and issued to eligible purchasers $300.0 million aggregate principal amount of its 7 1/2% Notes. The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (“Subsidiary Guarantors”).
     The following information sets forth our Consolidating Balance Sheets as of March 31, 2008 and December 31, 2007, our Condensed Consolidating Statements of Operations for the three months ended March 31, 2008 and 2007, and our Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2008 and 2007.

Investments in our subsidiaries are accounted for on the consolidation method; accordingly, entries necessary to consolidate Mariner, the parent company, and its Subsidiary Guarantors are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008
(In thousands except share data)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$3,475	$397	$—	$3,872
Receivables, net of allowances	99,813	108,602	—	208,415
Insurance receivables	3,950	22,733	—	26,683
Intangible assets	8,444	875	—	9,319
Prepaid expenses and other	22,888	1,637	—	24,525
Deferred tax asset	51,015	—	—	51,015

Total current assets	189,585	134,244	—	323,829
Property and Equipment:
Proved oil and gas properties, full-cost method	1,572,284	1,943,957	—	3,516,241
Unproved properties, not subject to amortization	107,926	14,397	—	122,323

Total oil and gas properties	1,680,210	1,958,354	—	3,638,564
Other property and equipment	15,842	49,459	—	65,301
Accumulated depreciation, depletion and amortization	(462,130)	(406,258)	—	(868,388)

Total property and equipment, net	1,233,922	1,601,555	—	2,835,477
Investment in Subsidiaries	1,082,909	—	(1,082,909)	—
Intercompany Receivables / (Payables)	377,503	(377,503)	—	—
Goodwill	—	295,598	—	295,598
Insurance receivables	2,663	54,261	—	56,924
Other Assets, net of amortization	64,270	1,172	—	65,442

TOTAL ASSETS	$2,950,852	$1,709,327	$(1,082,909)	$3,577,270

Current Liabilities:
Accounts payable	$11,273	$2,621	$—	$13,894
Accrued liabilities	62,923	42,608	—	105,531
Accrued capital costs	78,768	86,250	—	165,018
Abandonment liability	5,692	26,991	—	32,683
Accrued interest	20,840	—	—	20,840
Derivative financial instruments	132,546	—	—	132,546

Total current liabilities	312,042	158,470	—	470,512

Long-Term Liabilities:
Abandonment liability	50,117	182,586	—	232,703
Deferred income tax	98,168	280,785	—	378,953
Derivative financial instruments	44,066	—	—	44,066
Long-term debt, bank credit facility	430,000	—	—	430,000
Long-term debt, senior unsecured notes	600,000	—	—	600,000
Other long-term liabilities	40,618	4,486	—	45,104

Total long-term liabilities	1,262,969	467,857	—	1,730,826

Commitments and Contingencies (see Note 8)

Minority Interest	—	91	—	91

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2008	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 87,810,265 shares issued and outstanding at March 31, 2008	9	5	(5)	9
Additional paid-in capital	1,057,039	886,142	(886,142)	1,057,039
Partner capital	—	29,173	(29,173)	—
Accumulated other comprehensive loss	(112,829)	—	—	(112,829)
Accumulated retained earnings	431,622	167,589	(167,589)	431,622

Total stockholders’ equity	1,375,841	1,082,909	(1,082,909)	1,375,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,950,852	$1,709,327	$(1,082,909)	$3,577,270

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007
(In thousands except share data)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$18,589	$—	$—	$18,589
Receivables, net of allowances	64,727	93,047	—	157,774
Insurance receivables	3,950	22,733	—	26,683
Derivative financial instruments	11,863	—	—	11,863
Intangible assets	16,209	1,000	—	17,209
Prepaid expenses and other	9,092	1,538	—	10,630
Deferred tax asset	6,232	—	—	6,232

Total current assets	130,662	118,318	—	248,980

Property and Equipment:
Proved oil and gas properties, full-cost method	1,469,989	1,648,284	—	3,118,273
Unproved properties, not subject to amortization	40,025	430	—	40,455

Total oil and gas properties	1,510,014	1,648,714	—	3,158,728
Other property and equipment	15,495	50	—	15,545
Accumulated depreciation, depletion and amortization	(403,159)	(350,920)	—	(754,079)

Total property and equipment, net	1,122,350	1,297,844	—	2,420,194
Investment in Subsidiaries	1,014,548	—	(1,014,548)	—
Intercompany Receivables / (Payables)	222,215	(222,215)	—	—
Restricted cash	—	5,000	—	5,000
Goodwill	—	295,598	—	295,598
Insurance Receivables	2,663	54,261	—	56,924
Derivative Financial Instruments	691	—	—	691
Other Assets, net of amortization	55,607	641	—	56,248

TOTAL ASSETS	$2,548,736	$1,549,447	$(1,014,548)	$3,083,635

Current Liabilities:
Accounts payable	$1,064	$—	$—	$1,064
Accrued liabilities	70,467	26,469	—	96,936
Accrued capital costs	85,839	73,171	—	159,010
Abandonment liability	4,383	26,602	—	30,985
Accrued interest	7,726	—	—	7,726
Derivative financial instruments	19,468	—	—	19,468

Total current liabilities	188,947	126,242	—	315,189

Long-Term Liabilities:
Abandonment liability	49,827	141,194	—	191,021
Deferred income tax	80,095	263,853	—	343,948
Derivative financial instruments	25,343	—	—	25,343
Long-term debt, bank credit facility	179,000	—	—	179,000
Long-term debt, senior unsecured notes	600,000	—	—	600,000
Other long-term liabilities	34,506	3,609	—	38,115

Total long-term liabilities	968,771	408,656	—	1,377,427

Commitments and Contingencies (see Note 8)

Minority Interest	—	1	—	1

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2007	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 87,229,312 shares issued and outstanding at December 31, 2007	9	5	(5)	9
Additional paid-in capital	1,054,089	886,142	(886,142)	1,054,089
Partner capital	—	6,000	(6,000)	—
Accumulated other comprehensive loss	(22,576)	—	—	(22,576)
Accumulated retained earnings	359,496	122,401	(122,401)	359,496

Total stockholders’ equity	1,391,018	1,014,548	(1,014,548)	1,391,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,548,736	$1,549,447	$(1,014,548)	$3,083,635

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2008
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$85,533	$94,090	$—	$179,623
Oil	61,931	51,683	—	113,614
Natural gas liquids	11,743	9,238	—	20,981
Other revenues	334	1,345	—	1,679

Total revenues	159,541	156,356	—	315,897

Costs and Expenses:
Operating expenses	21,106	31,355	—	52,461
General and administrative expense	11,227	699	—	11,926
Depreciation, depletion and amortization	60,155	59,163	—	119,318
Other miscellaneous expense	521	16	—	537

Total costs and expenses	93,009	91,233	—	184,242

OPERATING INCOME	66,532	65,123	—	131,655
Earnings of Affiliates	45,188	—	(45,188)	—
Other Income (Expense):
Interest income	3,043	7	(2,724)	326
Interest expense, net of amounts capitalized	(18,374)	(2,921)	2,724	(18,571)

Income Before Taxes and Minority Interest	96,389	62,209	(45,188)	113,410
Provision for Income Taxes	(24,263)	(16,931)	—	(41,194)
Minority Interest Expense	—	(90)	—	(90)

NET INCOME	$72,126	$45,188	$(45,188)	$72,126

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$75,548	$64,984	$—	$140,532
Oil	32,103	28,348	—	60,451
Natural gas liquids	4,799	4,350	—	9,149
Other revenues	1,332	140	—	1,472

Total revenues	113,782	97,822	—	211,604

Costs and Expenses:
Operating expenses	16,145	20,801	—	36,946
General and administrative expense	9,990	2,603	—	12,593
Depreciation, depletion and amortization	40,098	58,757	—	98,855
Other miscellaneous expense	967	(799)	—	168

Total costs and expenses	67,200	81,362	—	148,562

OPERATING INCOME	46,582	16,460	—	63,042
Earnings of Affiliates	12,374	—	(12,374)	—
Other Income (Expense):
Interest income	3,897	—	(3,606)	291
Interest expense, net of amounts capitalized	(12,214)	(3,739)	3,606	(12,347)
Other income	—	5,431	—	5,431

Income Before Taxes and Minority Interest	50,639	18,152	(12,374)	56,417
Provision for Income Taxes	(12,432)	(5,778)	—	(18,210)

NET INCOME	$38,207	$12,374	$(12,374)	$38,207

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2008
(In thousands)
(Unaudited)

			Consolidated
	Parent	Subsidiary	Mariner
	Company	Guarantors	Energy, Inc.
Net cash (used in) provided by operating activities	$(66,066)	$280,237	$214,171

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(176,853)	(260,712)	(437,565)
Additions to other property and equipment	(347)	(47,301)	(47,648)
Restricted cash designated for investment	—	5,000	5,000

Net cash used in investing activities	(177,200)	(303,013)	(480,213)

Cash flow from financing activities:
Credit facility borrowings, net	251,000	—	251,000
Other financing activities	(22,848)	23,173	325

Net cash provided by financing activities	228,152	23,173	251,325

(Decrease) Increase in Cash and Cash Equivalents	(15,114)	397	(14,717)
Cash and Cash Equivalents at Beginning of Period	18,589	—	18,589

Cash and Cash Equivalents at End of Period	$3,475	$397	$3,872

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

			Consolidated
	Parent	Subsidiary	Mariner
	Company	Guarantors	Energy, Inc.
Net cash provided by operating activities	$79,534	$74,095	$153,629

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(94,592)	(54,192)	(148,784)
Additions to other property and equipment	(6)	—	(6)
Restricted cash designated for investment	31,830	—	31,830
Other investing activities	18	—	18

Net cash used in investing activities	(62,750)	(54,192)	(116,942)

Cash flow from financing activities:
Credit facility repayments, net	(40,000)	—	(40,000)
Other financing activities	19,948	(19,903)	45

Net cash used in financing activities	(20,052)	(19,903)	(39,955)

Decrease in Cash and Cash Equivalents	(3,268)	—	(3,268)
Cash and Cash Equivalents at Beginning of Period	9,579	—	9,579

Cash and Cash Equivalents at End of Period	$6,311	$—	$6,311

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our business and the results of operations together with our present financial condition. This section should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Risk Factors” in Item 1A of Part II of this Quarterly Report regarding certain risk factors relating to the Company.
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
First Quarter 2008 Highlights
     On December 31, 2007 and February 29, 2008, Mariner acquired additional working interests in certain of its existing properties in the Spraberry field in the Permian Basin. Mariner internally estimated net proved oil and gas reserves attributable to the December 2007 acquisition of approximately 94.9 Bcfe (75% oil and NGLs) and to the February 2008 acquisition of approximately14.0 Bcfe (65% oil and liquids).  Mariner intends to operate substantially all of the assets.  The purchase price, subject to customary purchase price adjustments, for the December 2007 acquisition was approximately $122.5 million, which Mariner financed under its bank credit facility, and for the February 2008 acquisition was approximately $21.7 million.
     On January 31, 2008, Mariner acquired 100% of the equity in a subsidiary of Hydro Gulf of Mexico, Inc. pursuant to a Membership Interest Purchase Agreement executed on December 23, 2007. The acquired subsidiary, now known as Mariner Gulf of Mexico LLC (“MGOM”), was an indirect subsidiary of StatoilHydro ASA and owns substantially all of its former Gulf of Mexico shelf operations. A summary of these assets and operations as of January 1, 2008 includes:
•	Ryder Scott Company, L.P. estimated proved oil and gas reserves of 49.7 Bcfe, 93% of which are developed;

•	interests in 36 (16 net) producing wells producing approximately 53 MMcfe per day net to MGOM’s interest, 76% of which Mariner now operates;

•	gas gathering systems comprised of 31 miles of 10-inch, 12-inch and 16-inch pipelines; and

•	approximately 106,000 net acres of developed leasehold and 256,000 net acres of undeveloped leasehold.
     We paid approximately $243.0 million, subject to customary purchase price adjustments, including $8.0 million for reimbursement of drilling costs attributable to the High Island 166 #5 well. The acquisition of MGOM was financed by borrowing under Mariner’s bank credit facility. As of March 31, 2008, additional purchase price adjustments resulted in a net credit to Mariner of approximately $15.0 million.

Operational Update
     Offshore— Mariner drilled five offshore wells in the first quarter of 2008 of which four were successful. Information regarding the four successful wells is shown below:

Well Name	Operator	Working Interest	Water Depth (Ft)	Location
Eugene Island 342 C16BP1	Mariner	50%	287	Conventional Shelf
Vermilion 380 A20	Mariner	100%	340	Conventional Shelf
Vermilion 380 A20ST1	Mariner	100%	340	Conventional Shelf
South Marsh 76 F-1	Mariner	100%	138	Conventional Shelf
     As of March 31, 2008, five offshore wells were drilling.
     In addition, Mariner was the apparent high bidder on 19 of 30 blocks on which it bid at the U.S. Minerals Management Service (MMS) Central Gulf of Mexico Lease Sale 206 held March 19, 2008. Mariner submitted joint bids with one or more industry partners on most blocks and exposed a net total of $109.9 million. Mariner’s net exposure on the 19 apparent high bids was $79.1 million. As of May 5, 2008, the MMS had awarded one of the blocks on which Mariner was the apparent high bidder. Mariner expects the MMS to determine which other blocks ultimately will be awarded over the next several months. Mariner’s working interest in all 19 blocks if awarded will range from 33% to 100%.
     Several of Mariner’s identified prospects were among the most active in the sale, with 26 of Mariner’s 30 bids receiving one or more competing bids and one receiving ten bids. Mariner’s apparent high bid blocks involve seven deepwater subsalt prospects (both Wilcox and Miocene), four conventional deepwater prospects, four deep shelf prospects, and one conventional shelf prospect.
     Onshore – In the first quarter of 2008, Mariner drilled 36 development wells in West Texas, all of which were successful. As of March 31, 2008, six rigs were operating on our West Texas properties.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     The following table sets forth summary information with respect to our oil and gas operations. Certain prior year amounts have been reclassified to conform to current year presentation.

	Three Months Ended
	March 31,		Increase
Summary Operating Information:	2008	2007	(Decrease)	% Change
	(In thousands, except net production, average sales prices and % change)
Net Production:
Natural gas (MMcf)	20,956	17,478	3,478	20%
Oil (MBbls)	1,350	1,047	303	29%
Natural gas liquids (MBbls)	377	277	100	36%
Total natural gas equivalent (MMcfe)	31,315	25,418	5,897	22%
Average daily production (MMcfe/d)	344	282	62	22%
Hedging Activities:
Natural gas revenue gain	1,936	19,787	(17,851)	(90)%
Oil revenue gain (loss)	(16,167)	1,687	(17,854)	> (100)%

Total hedging revenue gain (loss)	(14,231)	21,474	(35,705)	> (100)%
Average Sales Prices:
Natural gas (per Mcf) realized(1)	$8.57	$8.04	$0.53	7%
Natural gas (per Mcf) unhedged	8.48	6.91	1.57	23%
Oil (per Bbl) realized(1)	84.16	57.76	26.40	46%
Oil (per Bbl) unhedged	96.13	56.15	39.98	71%

	Three Months Ended
	March 31,		Increase
Summary Operating Information:	2008	2007	(Decrease)	% Change
	(In thousands, except net production, average sales prices and % change)
Natural gas liquids (per Bbl) realized(1)	55.65	33.04	22.61	68%
Natural gas liquids (per Bbl) unhedged	55.65	33.04	22.61	68%
Total natural gas equivalent ($/Mcfe) realized(1)	10.03	8.27	1.76	21%
Total natural gas equivalent ($/Mcfe) unhedged	10.49	7.42	3.07	41%
Summary of Financial Information:
Natural gas revenue	$179,623	$140,532	$39,091	28%
Oil revenue	113,614	60,451	53,163	88%
Natural gas liquids revenue	20,981	9,149	11,832	129%
Other revenues	1,679	1,472	207	14%
Lease operating expense	44,832	32,054	12,778	40%
Severance and ad valorem taxes	4,610	2,990	1,620	54%
Transportation expense	3,019	1,902	1,117	59%
Depreciation, depletion and amortization	119,318	98,855	20,463	21%
General and administrative expense	11,926	12,593	(667)	(5%)
Net interest expense	18,245	12,056	6,189	51%
Other income	—	5,431	(5,431)	(100%)
Income before taxes and minority interest	113,410	56,417	56,993	101%
Provision for income taxes	41,194	18,210	22,984	126%
Net Income	72,126	38,207	33,919	89%

(1)	Average sales prices include the effects of hedging
     Net Income  for the first quarter 2008 was $72.1 million compared to $38.2 million for the comparable period in 2007. Basic and fully-diluted earnings per share for the first quarter 2008 were $0.83 and $0.82, respectively, compared to $0.45 for each measure in first quarter 2007.
     Net Production  Natural gas production increased 20% for the first quarter of 2008 to approximately 230 MMcf per day, compared to approximately 194 MMcf per day for the first quarter of 2007. Oil production increased 29% for the first quarter of 2008 to approximately 14,835 barrels per day, compared to approximately 11,633 barrels per day for the first quarter of 2007. Natural gas liquids increased 36% for the first quarter of 2008 as compared to the first quarter of 2007. Total overall production increased 22% for the first quarter of 2008 to approximately 344 MMcfe per day, compared to 282 MMcfe per day for the first quarter of 2007. Natural gas production comprised approximately 67% of total production for the first quarter of 2008 compared to approximately 69% for the first quarter of 2007. The increase in production for the first quarter of 2008 resulted from for our acquisitions of MGOM and additional interests in West Texas, and certain wells that commenced production, including Bass Lite, and NW Nansen.
     Production in the Gulf of Mexico increased 22% to 27.6 Bcfe for the first quarter of 2008 from 22.7 Bcfe for the first quarter of 2007, while onshore production increased 37% to 3.7 Bcfe for the first quarter of 2008 from 2.7 Bcfe for the first quarter of 2007.
     Natural gas, oil and NGL revenues  Total natural gas, oil and NGL revenues increased 50% to $314.2 million for the first quarter of 2008 compared to $210.1 million for the first quarter of 2007. Total natural gas revenues were $179.6 million and $140.5 million for the first quarters of 2008 and 2007, respectively. Total oil revenues for the first quarter of 2008 were $113.6 million compared to $60.5 million for the first quarter of 2007. Total NGL revenues increased 129% to $21.0 million for the first quarter of 2008 from $9.1 million for the first quarter of 2007.
     During the first quarter of 2008 hedges increased average natural gas pricing by $0.09/Mcf to $8.57/Mcf and decreased average oil pricing by $11.97/Bbl to $84.16/Bbl, resulting in a net recognized hedging loss of $14.2 million. During the first quarter of 2007 hedges increased average natural gas pricing by $1.13/Mcf to $8.04/Mcf and increased average oil pricing by $1.61/Bbl to $57.76/Bbl, resulting in a net recognized hedging gain of $21.5 million.
     The cash losses on our hedge contracts settled during first quarter 2008 were $10.3 million as compared to cash gains of $23.6 million during the first quarter of 2007. Additionally, during the first quarters of 2008 and 2007, we recognized unrealized losses of $3.9 million and $2.1 million, respectively, related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     Other revenues increased approximately $0.2 million to $1.7 million for the first quarter of 2008 from $1.5 million for the first quarter of 2007 as a result of imputed rent attributable to the occupancy by the seller of office property acquired by the Company in January 2008, offset by decreased transportation income from our gathering system in West Texas.
     Lease operating expense (“LOE”) increased approximately $12.8 million to $44.8 million for the first quarter of 2008 from $32.0 million for the first quarter of 2007, primarily as a result of increased property insurance premiums (particularly for windstorm coverage), the impact of the additional West Texas assets acquired at year end, which are long lived and typically carry a higher per unit LOE, and start-up production in February 2008 from Bass Lite and NW Nansen. LOE was also impacted by expenses relating to our Midland and Lafayette offices that were previously classified as general and administrative expense in the first quarter of 2007.
     Severance and ad valorem tax increased approximately $1.6 million to $4.6 million for the first quarter of 2008 from $3.0 million for the first quarter of 2007 due primarily to higher property valuations in West Texas resulting from the drilling and completion of additional wells and our acquisitions of additional interests in West Texas.
     Transportation expense increased approximately $1.1 million to $3.0 million for the first quarter of 2008 from $1.9 million for the first quarter of 2007 due primarily to commencement of production at Bass Lite and High Island A467.
     General and administrative (“G&A”) expense decreased approximately $0.7 million to $11.9 million for the first quarter of 2008 from $12.6 million for the first quarter of 2007. Excluding stock compensation expense, G&A decreased approximately $1.7 million to $9.3 million for the first quarter of 2008 from $11.0 million for the first quarter of 2007. Beginning in 2008, we classify a portion of expenses attributable to our Lafayette and Midland offices as LOE, and capitalize stock compensation expense attributable to those non-officer employees directly engaged in exploration, development and acquisition activities.
     Depreciation, depletion, and amortization (“DD&A”) expense increased approximately $20.5 million to $119.3 million for the first quarter of 2008 from $98.8 million for the first quarter of 2007, primarily as a result of higher costs and associated accretion of asset retirement obligations and increased production from our acquisition of MGOM.
     Net interest expense increased approximately $6.2 million to $18.2 million for the first quarter of 2008 from $12.0 million for the first quarter of 2007 due primarily to an increase in average debt levels to $1.1 billion for the first quarter of 2008 as compared to $598.0 million for the first quarter of 2007.
     Other income reflects a partial cash settlement of $5.4 million received in January 2007 related to a merger transaction with Forest Oil Corporation in 2006.
     Income before taxes and minority interest increased approximately $57.0 million to $113.4 million for the first quarter of 2008 from $56.4 million for the first quarter of 2007 due to increased operating income partially offset by increased net interest expense as discussed above.
     Provision for income taxes reflected an effective tax rate of 36.3% for the first quarter of 2008 as compared to 32.3% for first quarter 2007. The increase in our effective tax rate is due primarily to 2007 post-allocation period activity attributable to a merger transaction with Forest Oil Corporation in 2006.
Liquidity and Capital Resources
     Net cash provided by operating activities increased by $60.6 million to $214.2 million from $153.6 million for the three months ended March 31, 2008 and 2007, respectively. The increase was due to greater operating revenue due to increased production of 62 MMcfe per day or $48.8 million and an increase in the realized price per Mcfe of $1.76 or $55.3 million, offset by higher lease operating expense.

     As of March 31, 2008, the Company had a working capital deficit of $146.7 million, including non-cash current derivative liabilities and deferred tax assets. In addition, working capital was negatively impacted by accrued capital expenditures. We expect that this deficit will be funded by cash flow from operating activities and borrowings under our bank credit facility, as needed.
     Net cash flows used in investing activities increased by $363.3 million to $480.2 million from $116.9 million for the three months ended March 31, 2008 and 2007, respectively. The increase was due primarily to the acquisition of MGOM, including approximately $15.0 million of mid-stream assets, increased capital expenditures attributable to increased activity in our drilling programs, and an investment of approximately $27.4 million in additional office property paid in January 2008. This increase was partially offset by $31.8 million of restricted cash received in January 2007 from the sale of our interest in Cottonwood.
     Net cash flows provided by financing activities increased by $291.3 million to $251.3 million for the three months ended March 31, 2008 as compared to net cash flows used by financing activities of $40.0 million for the comparable period in 2007. This increase was due primarily to $223.5 million borrowed in January 2008 under our bank credit facility to finance the purchase of MGOM and net increased borrowings of $67.5 million for working capital requirements.
     Capital Expenditures — During the three months ended March 31, 2008, we incurred approximately $199.9 million in capital expenditures for exploration and development activities, with approximately $108.2 million or 54% associated with exploration activities and $91.7 million or 46% associated with development activities, of which $68.9 million was attributable to offshore and $22.8 million to onshore development. In addition, we expended an additional $253.7 million on acquisitions and $37.6 million on capitalized overhead and other corporate items. Non-cash capital accruals of $6.0 million are a component of working capital changes in the statement of cash flows. We were the apparent high bidder on 19 of 30 blocks on which we bid at the MMS Central Gulf of Mexico Lease Sale 206 held March 19, 2008, one of which, as of May 5, 2008, had been awarded. We submitted joint bids with one or more industry partners on most blocks and exposed a net total of $109.9 million. Our net exposure on the 19 apparent high bids was $79.1 million. We expect the MMS to determine which other blocks will ultimately be awarded over the next several months.
     Bank Credit Facility — Mariner is party to a revolving line of credit with a syndicate of banks led by Union Bank of California, N.A. and BNP Paribas. On January 31, 2008, Mariner amended its secured bank credit facility to increase the facility’s maximum credit availability to $1 billion, including up to $50.0 million in letters of credit, subject to an increased borrowing base of $750.0 million as of January 31, 2008. The amendment also extended the facility’s term to January 31, 2012; terminated an additional dedicated $40.0 million letter of credit facility (the “Dedicated Letter of Credit”) in favor of Forest Oil Corporation due to Mariner’s satisfaction of its obligations under a drill-to-earn program; and added as a permitted use of loan proceeds the funding of Mariner’s purchase of MGOM.
     The bank credit facility is secured by substantially all of our assets. The borrowing base remained at $750.0 million as of March 31, 2008, and is subject to periodic re-determination by the lenders of the Company’s oil and gas reserves and other factors. Any increase in the borrowing base requires the consent of all lenders. At March 31, 2008, the Company had $430.0 million in advances outstanding under its bank credit facility and four outstanding letters of credit totaling $4.7 million of which $4.2 million is required for plugging and abandonment obligations at certain of its offshore fields.
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
     2008 Capital Expenditures.  We anticipate that our base operating capital expenditures for 2008 will be approximately $757.0 million (excluding hurricane-related expenditures and acquisitions, including the acquisition of MGOM in January 2008), with significant potential expansion contingent on drilling success and cash flow experience during the year. Approximately 43% of the base operating capital program is planned to be allocated to development activities, 33% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we expect to incur additional hurricane-related abandonment costs during 2008 related to Hurricanes Katrina and Rita of approximately $42.0 million that we believe is covered under applicable insurance, although complete recovery or settlement is not expected to occur during the next 12 months.
     Future Capital Resources. Our anticipated sources of liquidity in the future are as follows:
•	cash flow from operations in future periods;

•	proceeds under our bank credit facility;

•	proceeds from insurance policies relating to hurricane repairs; and

•	proceeds from future capital markets transactions as needed.
     We intend to tailor our 2008 operating capital program (exclusive of hurricane-related expenditures and acquisitions) within our projected operating cash flow so that our operating capital requirements are largely self-sustaining under normal commodity price assumptions. We anticipate using proceeds under our bank credit facility only for working capital needs or acquisitions and not generally to fund our operations. We would generally expect to fund future acquisitions on a case by case basis through a combination of bank debt and capital markets activities. Based on our current operating plan and assumed price case, our expected cash flow from operations and continued access to our bank credit facility allows us ample liquidity to conduct our operations as planned for the foreseeable future.
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
Off-Balance Sheet Arrangements
     Letters of Credit —Mariner’s bank credit facility has a letter of credit facility for up to $50.0 million that is included as a use of the borrowing base. As of March 31, 2008, four such letters of credit totaling $4.7 million were outstanding.
     The Dedicated Letter of Credit was terminated on January 31, 2008. It was obtained on March 2, 2006 under our bank credit facility and was not included as a use of the borrowing base.
     Please refer to “—Liquidity and Capital Resources—Bank Credit Facility” for further discussion of these letters of credit.
Fair Value Measurement
     Mariner determines fair value for its natural gas and oil collars using fair value measurements based on the Black-Scholes valuation model, adjusted for credit risk. The credit risk adjustment for collar liabilities are based on Mariner’s credit quality and the credit risk adjustment for collar assets are based on the credit quality of the counter party. Such valuations have historically approximated our exit price for such derivatives. We validate the fair value measurements of our collars using a Black-Scholes pricing model using observable market data, to the extent available, and unobservable or adjusted data, if observable data is not available or is not representative of fair value. As of March 31, 2008, our internal calculations of fair value were determined using market data.

     Mariner determines the fair value of its natural gas and oil swaps by reference to forward pricing curves for natural gas and oil futures contracts. The difference between the forward price curve and the contractual fixed price is discounted to the measurement date using a credit risk adjusted discount rate. The credit risk adjustment for swap liabilities are based on Mariner’s credit quality and the credit risk adjustment for swap assets are based on the credit quality of the counter party. Our fair value determinations of our swaps have historically approximated our exit price for such derivatives.
     Due to unavailability of observable volatility data input or use of adjusted implied volatility for our collars, we have determined that all of our collars fair value measurements are categorized as level 3 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157. See note 11, “Fair Value Measurements.” We have determined that the fair value methodology described above for our swaps is consistent with observable market inputs and have categorized our swaps as level 2 in accordance with SFAS No. 157.
     During the three month period ended March 31, 2008, Mariner recorded a decrease in the fair value of its derivative financial instruments of $144.4 million, principally due to the increase in natural gas and oil commodity prices. Approximately $10.3 million of the decrease was recorded as a loss in the income statement due to settlements, approximately $3.9 million was recorded as a loss in the income statement due to ineffectiveness and approximately $81.1 million was recorded as a decrease in comprehensive income, net of income taxes of $45.1 million.
     The continued volatility of natural gas and oil commodity prices will have a material impact on the fair value of our derivatives positions. It is our intent to hold all of our derivatives positions to maturity such that realized gains or losses are generally recognized in income when the hedged natural gas or oil is produced and sold. While the derivatives settlements may decrease (or increase) our effective price realized, the ultimate settlement of our derivatives positions is not expected to materially adversely affect our liquidity, results of operations or cash flows.

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
     The effects on our oil and gas revenues from our hedging activities were as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash Gain (Loss) on Settlements	$(10,307)	$23,622
Loss on Hedge Ineffectiveness (1)	(3,924)	(2,148)

Total	$(14,231)	$21,474

(1)	Unrealized gain (loss) recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” due primarily to the basis differentials between the contract price and the indexed price at the point of sale.

     As of March 31, 2008, the Company had the following hedge contracts outstanding:

			March 31,
		Weighted Average	2008 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Liability
			(In thousands)
Natural Gas (MMbtus)
April 1—December 31, 2008	28,257,260	$8.43	$(50,641)
January 1—December 31, 2009	31,642,084	$8.48	(39,571)
Crude Oil (Bbls)
April 1—December 31, 2008	1,616,724	$78.93	(32,727)
January 1—December 31, 2009	2,172,210	$76.15	(40,137)

Total			$(163,076)

				March 31,
		Weighted Average	Weighted Average	2008 Fair Value
Costless Collars	Quantity	Floor	Cap	Liability
				(In thousands)
Natural Gas (MMbtus)
April 1—December 31, 2008	8,889,000	$7.83	$14.60	$(1,339)
Crude Oil (Bbls)
April 1—December 31, 2008	836,136	$61.65	$86.80	(12,197)

Total				$(13,536)

As of May 5, 2008, the Company has not entered into any hedge transactions subsequent to March 31, 2008.
     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on January 31, 2012, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. As of March 31, 2008, the interest rate on our outstanding bank debt was 4.62%. If the balance of our bank debt at March 31, 2008 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $496,000 per quarter.

Item 4.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of March 31, 2008 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting
     There were no changes that occurred during the quarter ended March 31, 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural events and natural disasters such as loop currents, hurricanes, fires, floods and other natural events, catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness; and

•	risks related to significant acquisitions or other strategic transactions, such as failure to realize expected benefits or objectives for future operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
January 1, 2008 to January 31, 2008 (1)	578	$24.33	—	—
February 1, 2008 to February 29, 2008 (1)	1,614	$26.55	—	—
March 1, 2008 to March 31, 2008 (1)	11,141	$27.68	—	—

Total	13,333	$26.19	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 6.	Exhibits

Number	Description
2.1*
Agreement and Plan of Merger dated as of September 9, 2005 among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.2*
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

2.5*
Membership Interest Purchase Agreement by and between Hydro Gulf of Mexico, Inc. and Mariner Energy, Inc., executed December 23, 2007 (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on February 5, 2008).

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

4.9*
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

23.1	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
     In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2008.

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

2.2*
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

2.5*
Membership Interest Purchase Agreement by and between Hydro Gulf of Mexico, Inc. and Mariner Energy, Inc., executed December 23, 2007 (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on February 5, 2008).

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

4.9*
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

23.1	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
     In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.