Form 10-Q
period 2008-06-30
MARINER ENERGY INC
filed 2008-08-11
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 5, 2008, there were 88,853,874 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Consolidated Financial Statements
MARINER ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$41,269	$18,589
Receivables, net of allowances of $2,637 and $2,449 as of June 30, 2008 and December 31, 2007, respectively	289,214	157,774
Insurance receivables	10,800	26,683
Derivative financial instruments	—	11,863
Intangible assets	5,422	17,209
Prepaid expenses and other	14,906	10,630
Deferred tax asset	119,669	6,232

Total current assets	481,280	248,980
Property and Equipment:
Proved oil and gas properties, full-cost method	3,775,421	3,118,273
Unproved properties, not subject to amortization	126,853	40,455

Total oil and gas properties	3,902,274	3,158,728
Other property and equipment	66,258	15,545
Accumulated depreciation, depletion and amortization	(1,004,492)	(754,079)

Total property and equipment, net	2,964,040	2,420,194
Restricted Cash	—	5,000
Goodwill	295,598	295,598
Insurance Receivables	28,145	56,924
Derivative Financial Instruments	—	691
Other Assets, net of amortization	62,166	56,248

TOTAL ASSETS	$3,831,229	$3,083,635

Current Liabilities:
Accounts payable	$18,090	$1,064
Accrued liabilities	135,661	96,936
Accrued capital costs	210,510	159,010
Abandonment liability	52,421	30,985
Accrued interest	9,848	7,726
Derivative financial instruments	333,416	19,468

Total current liabilities	759,946	315,189
Long-Term Liabilities:
Abandonment liability	208,430	191,021
Deferred income tax	420,885	343,948
Derivative financial instruments	102,459	25,343
Long-term debt, bank credit facility	350,000	179,000
Long-term debt, senior unsecured notes	600,000	600,000
Other long-term liabilities	54,656	38,115

Total long-term liabilities	1,736,430	1,377,427

Commitments and Contingencies (see Note 8)

Minority Interest	189	1

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 88,820,553 shares issued and outstanding at June 30, 2008; 180,000,000 shares authorized, 87,229,312 shares issued and outstanding at December 31, 2007	9	9
Additional paid-in capital	1,057,787	1,054,089
Accumulated other comprehensive loss	(278,144)	(22,576)
Accumulated retained earnings	555,012	359,496

Total stockholders’ equity	1,334,664	1,391,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,831,229	$3,083,635

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Natural gas	$250,278	$134,082	$429,901	$274,614
Oil	144,556	66,678	258,170	127,129
Natural gas liquids	33,057	11,413	54,038	20,562
Other revenues	1,561	908	3,240	2,381

Total revenues	429,452	213,081	745,349	424,686

Costs and Expenses:
Lease operating expense	55,315	38,601	100,147	72,072
Severance and ad valorem taxes	5,263	2,888	9,873	5,878
Transportation expense	4,197	1,403	7,216	3,305
General and administrative expense	14,360	12,878	26,286	24,054
Depreciation, depletion and amortization	141,454	93,799	260,772	192,655
Other miscellaneous expense	677	294	1,214	462

Total costs and expenses	221,266	149,863	405,508	298,426

OPERATING INCOME	208,186	63,218	339,841	126,260
Other Income (Expense):
Interest income	281	231	607	522
Interest expense, net of amounts capitalized	(17,563)	(13,873)	(36,134)	(26,220)
Other income (expense)	—	(373)	—	5,058

Income Before Taxes and Minority Interest	190,904	49,203	304,314	105,620
Provision for Income Taxes	(67,416)	(16,245)	(108,610)	(34,455)
Minority Interest Expense	(98)	—	(188)	—

NET INCOME	$123,390	$32,958	$195,516	$71,165

Earnings per share:
Net income per share—basic	$1.40	$0.38	$2.23	$0.83
Net income per share—diluted	$1.39	$0.38	$2.21	$0.83
Weighted average shares outstanding—basic	87,983,902	85,627,433	87,638,816	85,585,072
Weighted average shares outstanding—diluted	88,828,904	85,905,296	88,430,344	85,767,175
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007
Operating Activities:
Net income	$195,516	$71,165
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful receivables	188	(840)
Deferred income tax	105,075	34,205
Depreciation, depletion and amortization	260,772	192,655
Amortization of deferred financing costs	1,466	1,272
Ineffectiveness of derivative instruments	6,474	2,047
Share-based compensation	7,172	3,414
Minority interest	188	—
Changes in operating assets and liabilities:
Receivables	(131,078)	(15,087)
Insurance receivables	57,083	(20,125)
Prepaid expenses and other	(62)	(2,172)
Accounts payable and accrued liabilities	48,686	17,363

Net cash provided by operating activities	551,480	283,897

Investing Activities:
Acquisitions and additions to oil and gas properties	(652,910)	(256,494)
Additions to other property and equipment	(48,605)	(906)
Property conveyances	—	1,103
Restricted cash designated for investment	5,000	31,830

Net cash used in investing activities	(696,515)	(224,467)

Financing Activities:
Credit facility borrowings	630,000	142,000
Credit facility repayments	(459,000)	(496,000)
Proceeds from note offering	—	300,000
Deferred offering costs	—	(6,491)
Repurchase of stock	(4,014)	—
Proceeds from exercise of stock options	729	629

Net cash provided by (used in) financing activities	167,715	(59,862)

Increase (Decrease) in Cash and Cash Equivalents	22,680	(432)
Cash and Cash Equivalents at Beginning of Period	18,589	9,579

Cash and Cash Equivalents at End of Period	$41,269	$9,147

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest, net of amount capitalized	$31,101	$20,808
Income taxes, net of refunds	$1,100	$250
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
     Interim Financial Statements — The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements included herein should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
     Principles of Consolidation — Our consolidated financial statements as of June 30, 2008 and December 31, 2007 include our accounts and the accounts of our subsidiaries. All inter-company balances and transactions have been eliminated.
     Reclassifications — Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on total operating income or net income. Amounts for producing overhead recovery were presented as General and administrative expense in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2007. These amounts are presented herein as Lease operating expense for comparability to 2008 presentation.
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
     There were no uncertain tax positions during the six months ended June 30, 2008. For a detail of the Company’s uncertain positions, please refer to Note 9, “Income Taxes” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

     Recent Accounting Pronouncements — In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations or financial position.
     In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations or financial position.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company is currently evaluating the provisions of SFAS 161.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations with the effect dependent upon acquisitions at that time.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.
     In April 2007, the FASB issued FASB Interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”), which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim or obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with Interpretation 39. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The provisions of FIN 39-1 were consistent with the Company’s accounting practice. The adoption of FIN 39-1 did not impact the consolidated financial statements of the Company.

     During February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of January 1, 2008. SFAS 159 did not have an impact on the Company’s Consolidated Financial Statements as the Company elected not to measure at fair value additional financial assets and liabilities not already required to be measured at fair value.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP is effective for financial statements issued during fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Accordingly, our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily affects the valuation of the Company’s derivative contracts. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our net asset values (see Note 11). The Company is still in the process of evaluating SFAS 157 with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include its asset retirement obligations and assets held for future sale.
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Pro Forma:
Revenue	$429,168	$276,539	$760,042	$542,860
Net income available to common stockholders	$123,443	$47,151	$199,071	$95,132
Basic earnings per share	$1.40	$0.55	$2.27	$1.11
Diluted earnings per share	$1.39	$0.55	$2.25	$1.11
     West Texas Acquisitions. On December 31, 2007 and February 29, 2008, Mariner acquired additional working interests in certain of its existing properties in the Spraberry field in the Permian Basin. Mariner operates substantially all of the assets. The purchase price, subject to customary purchase price adjustments, for the December 2007 acquisition was approximately $122.5 million, which Mariner financed under its bank credit facility, and for the February 2008 acquisition was approximately $21.7 million which Mariner funded with cash flow from operations.
     Interest in Cottonwood — On December 1, 2006, Mariner completed the sale of its 20% interest in Garden Banks 244 (Cottonwood) to Petrobras America, Inc., for $31.8 million. The sale was effective November 1, 2006. Proceeds from the sale were deposited in trust with a qualified intermediary to preserve Mariner’s ability to reinvest them in a tax-deferred, like-kind exchange transaction for federal income tax purposes. Inasmuch as Mariner elected not to identify replacement like-kind property to facilitate the exchange, proceeds and related interest totaling $32.0 million were disbursed to Mariner on January 19, 2007 and used to repay borrowings under its bank credit facility. No gain was recorded for book purposes on this disposition.
3. Long-Term Debt
     Bank Credit Facility — On June 2, 2008, the Company’s secured bank credit facility was amended to increase the borrowing base to $850.0 million. On January 31, 2008, the credit facility was amended to:
•	increase the facility’s maximum credit availability to $1.0 billion, including up to $50.0 million in letters of credit,

•	fix the borrowing base at $750.0 million as of January 31, 2008,

•	extend the facility’s term to January 31, 2012,

•	terminate a dedicated $40.0 million letter of credit facility due to Mariner’s satisfaction of its obligations under a drill-to-earn program, and

•	add as a permitted use of loan proceeds the funding of Mariner’s purchase of MGOM.
     The Company’s payment and performance of its obligations under the bank credit facility (including any obligations under commodity and interest rate hedges entered into with facility lenders) are secured by liens upon substantially all of the assets of the Company and its subsidiaries. Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at the Company’s option, plus a specified margin.
     As of June 30, 2008 and December 31, 2007, $350.0 million and $179.0 million, respectively, was outstanding under the bank credit facility and the interest rate was 3.70% and 7.25%, respectively. In addition, as of June 30, 2008, four letters of credit totaling $4.7 million were outstanding, of which $4.2 million was required for plugging and abandonment obligations at certain of the Company’s offshore fields.
     The bank credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends and other restricted payments, the incurrence of additional debt, the sale of assets, and speculative hedging. The Company was in compliance with the financial covenants under the bank credit facility as of June 30, 2008.
     The Company must pay a commitment fee of 0.250% to 0.375% per year on the unused availability under the bank credit facility. As of June 30, 2008, the Company had $495.3 million of borrowings available under the credit facility.
     Senior Notes — In 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% Senior Notes due 2017 (the “8% Notes”). In 2006, the Company sold and issued $300.0 million aggregate principal amount of its 7 1/2% Senior Notes due 2013 (the “7 1/2% Notes” and together with the 8% Notes, the “Notes”). The Notes are senior unsecured obligations of the Company. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. The Company and its restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes.

     Capitalized Interest — For the three-month periods ended June 30, 2008 and 2007, capitalized interest totaled $0.7 million and $0.1 million, respectively. For the six-month periods ended June 30, 2008 and 2007, capitalized interest totaled $0.9 million and $0.3 million, respectively.
4. Oil and Gas Properties
     Mariner’s oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including certain general and administrative expenses (“G&A”). For the three-month periods ended June 30, 2008 and 2007, capitalized G&A totaled $5.1 million and $2.3 million, respectively. For the six-month periods ended June 30, 2008 and 2007, capitalized G&A totaled $9.7 million and $4.5 million, respectively. Amortization of oil and gas properties is calculated using the unit-of-production method based on estimated proved oil and gas reserves.
     GAAP requires that a quarterly full-cost ceiling limitation calculation be performed whereby net capitalized costs related to proved and unproved properties, less related deferred income taxes, may not exceed a ceiling limitation. The ceiling limitation is the amount equal to the present value discounted at 10% of estimated future net revenues from estimated proved reserves plus the lower of cost or fair value of unproved properties less estimated future production and development costs, all net of related income tax effect. The full-cost ceiling limitation is calculated using natural gas and oil prices in effect as of the balance sheet date and is adjusted for “basis” or location differential. Price is held constant over the life of the reserves. The Company uses derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133 to hedge against the volatility of oil and natural gas prices and, in accordance with SEC guidelines, the Company includes estimated future cash flows from its hedging program in its ceiling test calculation. If net capitalized costs, less related deferred income taxes, were to exceed the ceiling limitation, the excess would be impaired and a permanent write-down would be recorded in the Consolidated Statements of Operations.
Additional guidance was provided in Staff Accounting Bulletin No. 47, Topic 12(D)(c)(3), primarily regarding the use of cash flow hedges, asset retirement obligations, and the effect of subsequent events on the ceiling test calculation. Mariner had no write downs due to the ceiling test for the current quarter.
5. Accrual for Future Abandonment Liabilities
     SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset.
     To estimate the fair value of an asset retirement obligation, the Company employs a present value technique, which reflects certain assumptions, including the Company’s credit-adjusted risk-free interest rate, the estimated settlement date of the liability and the estimated current cost to settle the liability. Changes in timing or to the original estimate of cash flows will result in changes to the carrying amount of the liability.
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation.

(In thousands)
Abandonment liability as of December 31, 2007 (1)	$222,006
Liabilities Incurred	6,364
Liabilities Settled	(25,179)
Accretion Expense	10,359
Revisions to previous estimates	2,881
Liabilities from assets acquired	44,420

Abandonment liability as of June 30, 2008 (2)	$260,851

(1)	Includes $31.0 million classified as a current liability at December 31, 2007.

(2)	Includes $52.4 million classified as a current liability at June 30, 2008.
6. Stockholders’ Equity
     Mariner recorded compensation expense related to restricted stock and stock options of $4.6 million and $1.8 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $7.2 million and $3.4 million for the six-month periods ended June 30, 2008 and 2007, respectively. Unrecognized compensation expense at June 30, 2008 was $74.5 million for the unvested portion of restricted stock granted under its Stock Incentive Plan, as amended and restated from time to time (the “Stock Incentive Plan”), and $151,000 for unvested options, of which $4,000 was attributable to unvested options granted under the Stock Incentive Plan and $148,000 was attributable to unvested rollover options granted in connection with a March 2006 merger transaction.
     The following table presents a summary of stock option activity under the Stock Incentive Plan and under rollover options granted for the six months ended June 30, 2008.

		Weighted
		Average
		Exercise	Aggregate
	Shares	Price	IntrinsicValue (1)
			(In thousands)
Outstanding at beginning of year	720,488	$13.82	$16,679
Granted	—	—	—
Exercised (2)	(55,160)	13.21	(1,311)
Forfeited	(18,000)	14.00	(413)

Outstanding at June 30, 2008	647,328	13.87	$14,955

(1)	Based upon the difference between the closing price of the common stock on the last trading date of the quarter ($36.97) and the option exercise price of in-the-money options.

(2)	Options were exercised for cash proceeds of approximately $729,000.
     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of June 30, 2008 and 2007, respectively, and changes during the six-month periods is as follows:

	Restricted Shares under
	Stock Incentive Plan
	June 30,
	2008	2007
Total unvested shares at beginning of period: January 1	1,484,552	875,380
Shares granted (1)	1,683,316	799,694
Shares vested	(432,606)	(207,053)
Shares forfeited	(17,214)	(24,266)

Total unvested shares at end of period: June 30	2,718,048	1,443,755

Available for future grant as options or restricted stock	2,554,720	4,146,100

(1)	Current year activity includes 1,083,493 shares granted in June 2008 under the Stock Incentive Plan’s 2008 Long-Term Performance-Based Restricted Stock Program. Vesting of these shares is contingent and begins upon satisfaction of specified thresholds for the market price of Mariner’s common stock, assuming, in most instances, continued employment by Mariner.
7. Derivative Financial Instruments and Hedging Activities
     The energy markets historically have been very volatile, and Mariner can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company’s operations, management has elected to hedge oil and natural gas prices from time to time through the use of commodity price swap agreements and costless collars. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of Mariner’s open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark-to-market change in fair value is recognized in oil and natural gas revenue. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values Mariner reports in its financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond Mariner’s control.
     The effects on Mariner’s oil and natural gas revenues from its hedging activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Cash (Loss) Gain on Settlements	$(64,607)	$6,868	$(74,914)	$30,490
(Loss) Gain on Hedge Ineffectiveness (1)	(2,550)	101	(6,474)	(2,047)

Total	$(67,157)	$6,969	$(81,388)	$28,443

(1)	Unrealized (loss) gain recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of June 30, 2008, the Company had the following hedge contracts outstanding:

			June 30,
		Weighted Average	2008 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Liability
	(In thousands)
Natural Gas (MMbtus)
July 1—December 31, 2008	17,542,192	$8.41	$(88,138)
January 1—December 31, 2009	31,642,084	$8.48	(121,670)
Crude Oil (Bbls)
July 1—December 31, 2008	1,023,040	$78.80	(62,517)
January 1—December 31, 2009	2,172,210	$76.15	(131,664)

Total			$(403,989)

				June 30,
		Weighted Average	Weighted Average	2008 Fair Value
Costless Collars	Quantity	Floor	Cap	Liability
	(In thousands)
Natural Gas (MMbtus)
July 1—December 31, 2008	5,704,000	$7.83	$14.60	$(4,045)
Crude Oil (Bbls)
July 1—December 31, 2008	521,640	$61.65	$86.80	(27,841)

Total				$(31,886)

     As of June 30, 2008, the Company expects $333.4 million in accumulated other comprehensive income to be reclassified as a decrease to natural gas and oil revenues within the next 12 months. As of August 5, 2008, the Company had not entered into any hedge transactions subsequent to June 30, 2008.
8. Commitments and Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum future lease obligations under the Company’s operating leases in effect at June 30, 2008 are as follows:

(In thousands)
2009	$2,217
2010	2,489
2011	2,499
2012	2,414
2013 and thereafter	11,961
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data. At June 30, 2008 and December 31, 2007, the Company’s seismic obligations totaled $5.4 million and $14.6 million, respectively. At June 30, 2008, the Company also has a long-term commitment for contracted drilling services of $136.8 million, of which $85.6 million and $51.2 million is due in 2008 and 2009, respectively.
     MMS Proceedings — Mariner and its subsidiary, Mariner Energy Resources, Inc. (“MERI”), own numerous properties in the Gulf of Mexico. Certain of such properties were leased from the Minerals Management Service of the United States Department of the Interior (“MMS”) subject to The Outer Continental Shelf Deep Water Royalty Relief Act (“RRA”), signed into law on November 28, 1995. The RRA relieved lessees of the obligation to pay royalties on certain leases until a designated volume was produced. Four of these leases held by the Company and one held by MERI that are producing or have produced contain language that limits royalty relief if commodity prices exceed predetermined levels. Since 2000, commodity prices have exceeded some of the predetermined levels, except in 2002. The Company and MERI believe the MMS did not have the authority to include commodity price threshold language in these leases and have withheld payment of royalties on the leases while disputing the MMS’ authority in pending proceedings on those leases that the MMS has issued orders to pay. The Company has recorded a liability for its estimated exposure on these leases, which at June 30, 2008 was $47.3 million, including interest. The potential liability of MERI under its lease relates to production from the lease commencing July 1, 2005, the effective date of Mariner’s acquisition of MERI.
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
  Insurance Matters
  Hurricanes Katrina and Rita (2005)
     In 2005, the Company’s operations were adversely affected by Hurricanes Katrina and Rita, resulting in substantial shut-in and delayed production, as well as necessitating extensive facility repairs and hurricane-related abandonment operations. Since 2005 through June 30, 2008, Mariner incurred approximately $157.5 million in hurricane expenditures resulting from Hurricanes Katrina and Rita. As of June 30, 2008, insurance recoveries totaled approximately $59.6 million, of which $2.5 million was received in 2007, $8.6 million was received in April 2008 and $48.5 million was received in May 2008 as discussed below.
     Insurance through which Mariner could make claims pertaining to Hurricanes Katrina and Rita includes policies provided by OIL Insurance Limited (“OIL”), an energy industry insurance cooperative, and separate commercial difference-in-coverage or excess insurance policies.  As to those hurricanes, OIL applies to properties Mariner acquired from Forest Oil Corporation (“Forest”) in 2006 and is subject to a deductible of $5.0 million per occurrence and a $1.0 billion industry-wide loss limit per occurrence. OIL has advised that the aggregate claims resulting from each of Hurricanes Katrina and Rita are expected to exceed the $1.0 billion per-occurrence loss limit and accordingly, Mariner’s insurance recovery is expected to be reduced pro-rata with all other competing claims from the storms.
     At June 30, 2008, the OIL insurance receivable balance for Mariner’s Hurricane Katrina and Rita claims was approximately $34.8 million, of which $28.1 million is classified as a long-term asset. Due to the magnitude of the storms and the complexity of the insurance claims being processed, the timing of Mariner’s ultimate insurance recovery from OIL cannot be ascertained. Mariner expects to maintain a potentially significant insurance receivable for the indefinite future while it actively pursues settlement of OIL claims to minimize the impact to working capital and liquidity. Any differences between Mariner’s insurance recoveries and insurance receivables will be recorded as adjustments to oil and natural gas properties.
     Mariner also had excess insurance applicable to damage from Hurricanes Katrina and Rita under separate policies for assets acquired from Forest in 2006 and legacy properties. In May 2008, Mariner agreed to a settlement with its insurers and underwriters for certain excess coverage claims related to property damage caused by Hurricanes Katrina and Rita to assets acquired from Forest. Net proceeds to Mariner were approximately $48.5 million. The settled excess coverage claims encompass assets on the continental shelf acquired from Forest, including properties located in the South Pass, Grand Isle, Garden Banks, Main Pass, South Timbalier, and Eugene Island lease areas. Settled claims include those for costs associated with physical impairment, debris removal, seepage and pollution clean up, and well control, as well as increased costs associated with plugging and abandonment of wells and facilities at those fields. The settled excess coverage claims are independent of the Company’s pending claims made through OIL. Mariner does not anticipate recovery of excess insurance applicable to its legacy properties as the associated $3.8 million deductible has not been satisfied.
  Hurricane Ivan (2004)
     In September 2004, Mariner incurred damage from Hurricane Ivan that affected the Mississippi Canyon 66, known as Ochre (“Ochre”) and Mississippi Canyon 357 fields. Ochre production was shut-in until September 2006, when production recommenced at approximately the same net rate. Mississippi Canyon 357 production was shut-in until March 2005, when necessary repairs were completed and production recommenced; however, production was subsequently shut-in due to Hurricane Katrina and recommenced in the first quarter of 2007. Since 2004 through June 30, 2008, Mariner incurred approximately $9.4 million of property damage related to Hurricane Ivan. As of June 30, 2008, approximately $2.4 million has been recovered through insurance, with the balance of $4.1 million, net of deductible, recorded as insurance receivable.
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
     Letters of Credit — On March 2, 2006, Mariner obtained an additional dedicated $40.0 million letter of credit under its bank credit facility that was not included as a use of the borrowing base. The balance of this letter of credit as of December 31, 2007 was $3.2 million. In January 2008, the letter of credit was reduced to zero and was cancelled.
     Mariner’s bank credit facility also has a letter of credit facility for up to $50.0 million that is included as a use of the borrowing base. As of June 30, 2008, four such letters of credit totaling $4.7 million were outstanding.
     Please refer to Note 3, “Long-Term Debt” for further discussion of these letters of credit.
9. Earnings per Share
     Basic earnings per share does not include dilution and is computed by dividing net income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur upon vesting of restricted common stock or exercise of options to purchase common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
Net Income	$123,390	$32,958	$195,516	$71,165
Denominator:
Weighted average shares outstanding	87,984	85,627	87,639	85,585
Add dilutive securities	845	278	791	182

Total weighted average shares outstanding and dilutive securities	$88,829	$85,905	$88,430	$85,767

Earnings per share—basic	$1.40	$0.38	$2.23	$0.83
Earnings per share—diluted	$1.39	$0.38	$2.21	$0.83

     Those shares issuable upon exercise of options to purchase common stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. Approximately 367,000 and 376,000 shares issuable upon exercise of stock options were excluded from the computation for the three months and six months ended June 30, 2008, respectively. Approximately 547,000 and 578,000 shares issuable upon exercise of stock options were excluded from the computation for the three months and six months ended June 30, 2007, respectively.
     Please refer to Note 6, “Stockholders’ Equity” for option and restricted stock activity for the six months ended June 30, 2008 and 2007.
10. Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to stockholders’ equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income	$123,390	$32,958	$195,516	$71,165
Other comprehensive (loss) income:
Derivative contracts settled and reclassified, net of income taxes of ($23,910), $2,445, ($28,977) and $9,979	(43,247)	4,523	(52,411)	18,464
Change in unrealized mark-to-market losses arising during period, net of income taxes of ($67,487), ($2,235), ($124,800) and ($29,358)	(122,068)	(4,134)	(203,157)	(52,329)

Change in accumulated other comprehensive (loss) gain	(165,315)	389	(255,568)	(33,865)

Comprehensive (loss) income	$(41,925)	$33,347	$(60,052)	$37,300

11. Fair Value Measurement
     Certain of Mariner’s assets and liabilities are reported at fair value in the accompanying Consolidated Balance Sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at June 30, 2008 and December 31, 2007. These assets and liabilities are not included in the following tables.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table below, the hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 3 inputs are unobservable (meaning they reflect Mariner’s own assumptions regarding how market participants would price the asset or liability based on the best available information) and therefore have the lowest priority. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Mariner believes it uses appropriate valuation techniques based on the available inputs to measure the fair values of its assets and liabilities.
     SFAS 157 requires a credit adjustment for non-performance in calculating the fair value of financial instruments. The credit adjustment for derivatives in an asset position is determined based on the credit rating of the counterparty and the credit adjustment for derivatives in a liability position is determined based on Mariner’s credit rating.

     The following table provides fair value measurement information for the Company’s derivative financial instruments as of June 30, 2008.

	As of June 30, 2008
			Fair Value Measurements Using:
				Significant
			Quoted Prices	other	Significant
			in Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Derivative Financial Instruments			(In thousands)
Crude oil and natural gas fixed price swaps and costless collars – Short Term	$(333,416)	$(333,416)	$—	$(301,530)	$(31,886)

Crude oil and natural gas fixed price swaps and costless collars – Long Term	(102,459)	(102,459)	—	(102,459)	—

Total	$(435,875)	$(435,875)	$—	$(403,989)	$(31,886)

     The following methods and assumptions were used to estimate the fair values of Mariner’s derivative financial instruments in the table above.
Level 2 Fair Value Measurements
     The fair values of the crude oil and natural gas fixed price swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves, terms of each contract, and a credit adjustment based on Mariner’s credit rating as of June 30, 2008.
Level 3 Fair Value Measurements
     The fair values of the crude oil and natural gas costless collars are estimated valuations using the Black-Scholes valuation model based upon the forward commodity price curves, implied volatilities of commodities, and a credit adjustment based on Mariner’s credit rating as of June 30, 2008. The following table provides fair value measurement information for the Company’s Level 3 financial instruments as of June 30, 2008.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2008
	(In thousands)
Fair value of costless collars, beginning of period	$(13,536)	$(4,058)
Total gains/(losses):
Included in natural gas and oil revenues (realized/unrealized)	(11,697)	(15,703)
Included in other comprehensive loss (realized/unrealized)	(18,350)	(27,828)
Purchases, issuances, and settlements, net	11,697	15,703
Transfers in and/or out of Level 3	—	—

Fair value of costless collars, end of period	$(31,886)	$(31,886)

The amount of net losses for the period included in earnings attributable to the change in net unrealized losses relating to costless collars still held at the reporting date	$—	$—

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
     Mariner measures financial performance as a single enterprise, allocating capital resources on a project-by-project basis across its entire asset base to maximize profitability. Mariner utilizes a company-wide management team that administers all enterprise operations encompassing the exploration, development and production of oil and natural gas. All operations are located in the United States. Mariner tracks basic operational data by area, but inasmuch as it is one enterprise, it does not maintain comprehensive financial statement information by area.
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
     The following information sets forth Mariner’s Consolidating Balance Sheets as of June 30, 2008 and December 31, 2007, Condensed Consolidating Statements of Operations for the three months and six months ended June 30, 2008 and 2007, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2008 and 2007.
     Mariner accounts for investments in its subsidiaries on the consolidation method; accordingly, entries necessary to consolidate Mariner, the parent company, and its Subsidiary Guarantors are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MARINER ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
June 30, 2008
(In thousands except share data)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$38,127	$3,142	$—	$41,269
Receivables, net of allowances	134,849	154,365	—	289,214
Insurance receivables	3,950	6,850	—	10,800
Intangible assets	5,422	—	—	5,422
Prepaid expenses and other	12,527	2,379	—	14,906
Deferred tax asset	119,669	—	—	119,669

Total current assets	314,544	166,736	—	481,280
Property and Equipment:
Proved oil and gas properties, full-cost method	1,773,717	2,001,704	—	3,775,421
Unproved properties, not subject to amortization	113,010	13,843	—	126,853

Total oil and gas properties	1,886,727	2,015,547	—	3,902,274
Other property and equipment	33,050	33,208	—	66,258
Accumulated depreciation, depletion and amortization	(537,309)	(467,183)	—	(1,004,492)

Total property and equipment, net	1,382,468	1,581,572	—	2,964,040
Investment in Subsidiaries	1,171,614	—	(1,171,614)	—
Intercompany Receivables / (Payables)	292,088	(292,088)	—	—
Goodwill	—	295,598	—	295,598
Insurance Receivables	—	28,145	—	28,145
Other Assets, net of amortization	61,154	1,012	—	62,166

TOTAL ASSETS	$3,221,868	$1,780,975	$(1,171,614)	$3,831,229

Current Liabilities:
Accounts payable	$18,090	$—	$—	$18,090
Accrued liabilities	99,710	35,951	—	135,661
Accrued capital costs	151,841	58,669	—	210,510
Abandonment liability	4,222	48,199	—	52,421
Accrued interest	9,848	—	—	9,848
Derivative financial instruments	333,416	—	—	333,416

Total current liabilities	617,127	142,819	—	759,946

Long-Term Liabilities:
Abandonment liability	53,710	154,720	—	208,430
Deferred income tax	113,874	307,011	—	420,885
Derivative financial instruments	102,459	—	—	102,459
Long-term debt, bank credit facility	350,000	—	—	350,000
Long-term debt, senior unsecured notes	600,000	—	—	600,000
Other long-term liabilities	50,034	4,622	—	54,656

Total long-term liabilities	1,270,077	466,353	—	1,736,430

Commitments and Contingencies (see Note 8)

Minority Interest	—	189	—	189

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2008	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 88,820,553 shares issued and outstanding at June 30, 2008	9	5	(5)	9
Additional paid-in capital	1,057,787	886,142	(886,142)	1,057,787
Partner capital	—	29,192	(29,192)	—
Accumulated other comprehensive loss	(278,144)	—	—	(278,144)
Accumulated retained earnings	555,012	256,275	(256,275)	555,012

Total stockholders’ equity	1,334,664	1,171,614	(1,171,614)	1,334,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,221,868	$1,780,975	$(1,171,614)	$3,831,229

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

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2008
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$110,905	$139,373	$—	$250,278
Oil	76,215	68,341	—	144,556
Natural gas liquids	25,541	7,516	—	33,057
Other revenues	41	1,520	—	1,561

Total revenues	212,702	216,750	—	429,452

Costs and Expenses:
Operating expenses	31,769	33,006	—	64,775
General and administrative expense	14,189	171	—	14,360
Depreciation, depletion and amortization	76,425	65,029	—	141,454
Other miscellaneous expense	640	37	—	677

Total costs and expenses	123,023	98,243	—	221,266

OPERATING INCOME	89,679	118,507	—	208,186
Earnings of Affiliates	88,686	—	(88,686)	—
Other Income (Expense):
Interest income	2,491	15	(2,225)	281
Interest expense, net of amounts capitalized	(17,433)	(2,355)	2,225	(17,563)

Income Before Taxes and Minority Interest	163,423	116,167	(88,686)	190,904
Provision for Income Taxes	(40,033)	(27,383)	—	(67,416)
Minority Interest Expense	—	(98)	—	(98)

NET INCOME	$123,390	$88,686	$(88,686)	$123,390

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$60,368	$73,714	$—	$134,082
Oil	32,129	34,549	—	66,678
Natural gas liquids	7,284	4,129	—	11,413
Other revenues	908	—	—	908

Total revenues	100,689	112,392	—	213,081

Costs and Expenses:
Operating expenses	10,201	32,691	—	42,892
General and administrative expense	12,072	806	—	12,878
Depreciation, depletion and amortization	45,392	48,407	—	93,799
Other miscellaneous expense	70	224	—	294

Total costs and expenses	67,735	82,128	—	149,863

OPERATING INCOME	32,954	30,264	—	63,218
Earnings of Affiliates	17,183	—	(17,183)	—
Other Income (Expense):
Interest income	3,872	1	(3,642)	231
Interest expense, net of amounts capitalized	(13,818)	(3,697)	3,642	(13,873)
Other income	—	(373)	—	(373)

Income Before Taxes and Minority Interest	40,191	26,195	(17,183)	49,203
Provision for Income Taxes	(7,233)	(9,012)	—	(16,245)

NET INCOME	$32,958	$17,183	$(17,183)	$32,958

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2008
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$196,438	$233,463	$—	$429,901
Oil	138,146	120,024	—	258,170
Natural gas liquids	37,284	16,754	—	54,038
Other revenues	375	2,865	—	3,240

Total revenues	372,243	373,106	—	745,349

Costs and Expenses:
Operating expenses	52,875	64,361	—	117,236
General and administrative expense	25,416	870	—	26,286
Depreciation, depletion and amortization	136,580	124,192	—	260,772
Other miscellaneous expense	1,161	53	—	1,214

Total costs and expenses	216,032	189,476	—	405,508

OPERATING INCOME	156,211	183,630	—	339,841
Earnings of Affiliates	133,874	—	(133,874)	—
Other Income (Expense):
Interest income	5,534	22	(4,949)	607
Interest expense, net of amounts capitalized	(35,807)	(5,276)	4,949	(36,134)

Income Before Taxes and Minority Interest	259,812	178,376	(133,874)	304,314
Provision for Income Taxes	(64,296)	(44,314)	—	(108,610)
Minority Interest Expense	—	(188)	—	(188)

NET INCOME	$195,516	$133,874	$(133,874)	$195,516

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$135,916	$138,698	$—	$274,614
Oil	64,232	62,897	—	127,129
Natural gas liquids	12,083	8,479	—	20,562
Other revenues	2,241	140	—	2,381

Total revenues	214,472	210,214	—	424,686

Costs and Expenses:
Operating expenses	27,003	54,252	—	81,255
General and administrative expense	21,405	2,649	—	24,054
Depreciation, depletion and amortization	85,490	107,165	—	192,655
Other miscellaneous expense	1,038	(576)	—	462

Total costs and expenses	134,936	163,490	—	298,426

OPERATING INCOME	79,536	46,724	—	126,260
Earnings of Affiliates	29,557	—	(29,557)	—
Other Income (Expense):
Interest income	7,769	1	(7,248)	522
Interest expense, net of amounts capitalized	(26,032)	(7,436)	7,248	(26,220)
Other income	—	5,058	—	5,058

Income Before Taxes and Minority Interest	90,830	44,347	(29,557)	105,620
Provision for Income Taxes	(19,665)	(14,790)	—	(34,455)

NET INCOME	$71,165	$29,557	$(29,557)	$71,165

MARINER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2008
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by (used in) operating activities	$322,194	$363,160	$(133,874)	$551,480

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(297,858)	(355,052)	—	(652,910)
Additions to other property and equipment	(15,447)	(33,158)	—	(48,605)
Restricted cash designated for investment	—	5,000	—	5,000

Net cash used in investing activities	(313,305)	(383,210)	—	(696,515)

Cash flow from financing activities:
Credit facility borrowings	630,000	—	—	630,000
Credit facility repayments	(459,000)	—	—	(459,000)
Other financing activities	(26,477)	23,192	—	(3,285)
Net activity in investment from subsidiaries	(133,874)	—	133,874	—

Net cash provided by financing activities	10,649	23,192	133,874	167,715

Increase in Cash and Cash Equivalents	19,538	3,142	—	22,680
Cash and Cash Equivalents at Beginning of Period	18,589	—	—	18,589

Cash and Cash Equivalents at End of Period	$38,127	$3,142	$—	$41,269

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by (used in) operating activities	$196,520	$116,934	$(29,557)	$283,897
Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(192,552)	(63,942)	—	(256,494)
Additions to other property and equipment	(913)	7	—	(906)
Restricted cash designated for investment	31,830	—	—	31,830
Other investing activities	18	1,085	—	1,103

Net cash used in investing activities	(161,617)	(62,850)	—	(224,467)

Cash flow from financing activities:
Credit facility borrowings	142,000	—	—	142,000
Credit facility repayments	(496,000)	—	—	(496,000)
Proceeds from note offering	300,000	—	—	300,000
Other financing activities	(5,862)	—	—	(5,862)
Net activity in investment from subsidiaries	24,527	(54,084)	29,557	—

Net cash (used in) provided by financing activities	(35,335)	(54,084)	29,557	(59,862)

Decrease in Cash and Cash Equivalents	(432)	—	—	(432)
Cash and Cash Equivalents at Beginning of Period	9,579	—	—	9,579

Cash and Cash Equivalents at End of Period	$9,147	$—	$—	$9,147

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For meanings of oil and natural gas terms used in this Quarterly Report, please refer to “Glossary of Oil and Natural Gas Terms” under “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas and our ability to find, develop and acquire oil and gas reserves that are economically recoverable and to control operating costs. The energy markets have historically been very volatile. Commodity prices currently are at high levels relative to prior periods and can be expected to fluctuate significantly in the future. Although we attempt to mitigate the impact of price declines and provide for more predictable cash flows through our hedging strategy, a substantial or extended decline in oil and natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of natural gas and oil reserves that we can economically produce and our access to capital. Conversely, the use of derivative instruments also can prevent us from realizing the full benefit of upward price movements.
     On January 31, 2008, we acquired 100% of the equity in a subsidiary of Hydro Gulf of Mexico, Inc. pursuant to a Membership Interest Purchase Agreement executed on December 23, 2007. The acquired subsidiary, now known as Mariner Gulf of Mexico LLC (“MGOM”), was an indirect subsidiary of StatoilHydro ASA and owns substantially all of its former Gulf of Mexico shelf operations. A summary of these assets and operations as of January 1, 2008 includes:
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
     We paid approximately $243.0 million, subject to customary purchase price adjustments, including $8.0 million for reimbursement of drilling costs attributable to the High Island 166 #5 well. The acquisition of MGOM was financed by borrowing under our bank credit facility.
     On December 31, 2007 and February 29, 2008, we acquired additional working interests in certain of our existing properties in the Spraberry field in the Permian Basin. We internally estimated net proved oil and gas reserves attributable to the December 2007 acquisition of approximately 94.9 Bcfe (75% oil and natural gas liquids) and to the February 2008 acquisition of approximately 14.0 Bcfe (65% oil and natural gas liquids). We operate substantially all of the assets. The purchase price, subject to customary purchase price adjustments, for the December 2007 acquisition was approximately $122.5 million, which we financed under our bank credit facility, and for the February 2008 acquisition was approximately $21.7 million paid for with cash flow from operations.

Second Quarter 2008 Highlights
     Mariner achieved record quarterly revenues, earnings and production for second quarter 2008. Net income for second quarter 2008 was $123.4 million, an increase of 274% compared with second quarter 2007. Fully-diluted earnings per share (EPS) were $1.39, up 266% from $0.38 fully-diluted EPS reported for second quarter 2007. Other financial and operational highlights include:
•	Estimated average daily production for second quarter 2008 increased to 390 million cubic feet of natural gas equivalent per day. Actualized prior period adjustments brought our reported average daily production to 400 million cubic feet of natural gas equivalent per day.

•	Total revenues for second quarter 2008 increased 102% to $429.5 million, up from the $213.1 million reported for second quarter 2007.

•	Net cash provided by operations for the first six months of 2008 increased 94% to $551.5 million, up from $283.9 million for 2007.

•	During second quarter 2008, we announced a deepwater discovery at Garden Banks 462 #1, known as Geauxpher, in which Mariner holds a 60% working interest. In July 2008, Garden Banks 462 #2, a delineation well, was successful. Development is underway with initial combined gross production rates estimated from 125 to 150 million cubic feet of natural gas equivalent per day expected by year-end 2008.

•	During second quarter 2008, we settled certain excess coverage insurance claims related to property damage caused by Hurricanes Katrina and Rita for net proceeds of approximately $48.5 million, which were in addition to an interim payment by our primary insurer of $8.6 million in April 2008. In July 2008, we settled insurance claims related to property damage caused by Hurricane Ivan for agreed net proceeds of approximately $3.9 million.
Operational Update
     Offshore— Mariner drilled seven offshore wells in the second quarter of 2008 of which six were successful. Information regarding the six successful wells is shown below.

Well Name	Operator	Working Interest	Water Depth (Ft)	Location
Eugene Island 342 C17	Mariner	50%	287	Conventional Shelf
West Cameron 110 #19	Mariner	100%	41	Conventional Shelf
Vermilion 380 A15ST4	Mariner	100%	340	Conventional Shelf
South Marsh 76 F-2	Mariner	100%	138	Conventional Shelf
Viosca Knoll 821 #1	Mariner	30%	1,028	Deepwater (1)
Garden Banks 462 #1	Mariner	60%	2,700	Deepwater

(1)	As defined in Mariner’s Form 10-K for the fiscal year ended December 31, 2007, “deepwater” means depths greater than 1,300 feet. Operationally, Mariner characterizes this well as located in the deepwater because its development and infrastructure requirements, such as a subsea tieback, are more typical of Mariner’s deepwater wells. Mariner reports financial results for wells consistent with the definitional scheme set forth in its Form 10-K.
     Mariner has been successful in 10 of 13 offshore wells drilled from January 1, 2008 through June 30, 2008. As of June 30, 2008, four offshore wells were drilling.
     In addition, as of July 2008, the Minerals Management Service of the United States Department of the Interior (“MMS”) had awarded Mariner 19 blocks on which it was the apparent high bidder at the Central Gulf of Mexico Lease Sale 206 held by the MMS on March 19, 2008. The awarded blocks involve seven deepwater subsalt prospects (both Miocene and Lower Tertiary), four deepwater prospects, four deep shelf prospects, and one conventional shelf prospect. Mariner’s net exposure on the awarded bids was $79.1 million and our working interest ranges from 33% to 100%.
     Mariner had submitted bids on 30 blocks, most of which were joint bids with one or more industry partners, and exposed a net total of $109.9 million. Several of Mariner’s identified prospects were among the most active in the sale, with 26 of Mariner’s 30 bids receiving one or more competing bids and one receiving 10 bids.
     Onshore – In the second quarter of 2008, Mariner drilled 34 development wells in West Texas, all of which were successful. As of June 30, 2008, four rigs were operating on our West Texas properties.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     The following table sets forth summary information with respect to our oil and natural gas operations. Certain prior year amounts have been reclassified to conform to current year presentation.

	Three Months Ended
	June 30,		Increase
Summary Operating Information:	2008	2007	(Decrease)	% Change
	(In thousands, except net production, average sales prices, average unit
	costs per Mcfe and % change)
Net Production:
Natural gas (MMcf)	24,359	16,391	7,968	49%
Oil (MBbls)	1,502	1,081	421	39%
Natural gas liquids (MBbls)	511	282	229	81%
Total natural gas equivalent (MMcfe)	36,434	24,567	11,867	48%
Average daily production (MMcfe/d)	400	270	130	48%
Hedging Activities:
Natural gas revenue (loss) gain	$(28,839)	$8,186	$(37,025)	(452)%
Oil revenue loss	(38,318)	(1,217)	(37,101)	3,049%

Total hedging revenue (loss) gain	$(67,157)	$6,969	$(74,126)	(1,064)%
Average Sales Prices:
Natural gas (per Mcf) realized(1)	$10.27	$8.18	$2.09	26%
Natural gas (per Mcf) unhedged	11.46	7.68	3.78	49%
Oil (per Bbl) realized(1)	96.24	61.69	34.55	56%
Oil (per Bbl) unhedged	121.75	62.82	58.93	94%
Natural gas liquids (per Bbl) realized(1)	64.69	40.51	24.18	60%
Natural gas liquids (per Bbl) unhedged	64.69	40.51	24.18	60%
Total natural gas equivalent ($/Mcfe) realized(1)	11.74	8.64	3.10	36%
Total natural gas equivalent ($/Mcfe) unhedged	13.59	8.35	5.24	63%
Summary of Financial Information:
Natural gas revenue	$250,278	$134,082	$116,196	87%
Oil revenue	144,556	66,678	77,878	117%
Natural gas liquids revenue	33,057	11,413	21,644	190%
Other revenues	1,561	908	653	72%
Lease operating expense	55,315	38,601	16,714	43%
Severance and ad valorem taxes	5,263	2,888	2,375	82%
Transportation expense	4,197	1,403	2,794	199%
General and administrative expense	14,360	12,878	1,482	12%
Depreciation, depletion and amortization	141,454	93,799	47,655	51%
Other miscellaneous expense	677	294	383	130%
Net interest expense	17,282	13,642	3,640	27%
Other income (expense)	—	(373)	(373)	(100)%
Income before taxes and minority interest	190,904	49,203	141,701	288%
Provision for income taxes	67,416	16,245	51,171	315%
Net Income	123,390	32,958	90,432	274%

	Three Months Ended
	June 30,		Increase
Summary Operating Information:	2008	2007	(Decrease)	% Change
	(In thousands, except net production, average sales prices, average unit
	costs per Mcfe and % change)
Average Unit Costs per Mcfe:
Lease operating expense	$1.52	$1.57	$(0.05)	(3)%
Severance and ad valorem taxes	0.14	0.12	0.02	17%
Transportation expense	0.12	0.06	0.06	100%
General and administrative expense	0.39	0.52	(0.13)	(25)%
Depreciation, depletion and amortization	3.88	3.82	0.06	2%

(1)	Average sales prices include the effects of hedging
     Net Income for second quarter 2008 was $123.4 million compared to $33.0 million for the comparable period in 2007. Basic and fully-diluted earnings per share for second quarter 2008 were $1.40 and $1.39, respectively, compared to $0.38 for each measure in second quarter 2007.
     Net Production for second quarter 2008 increased 48% compared to second quarter 2007 as a result of increased production from our Gulf of Mexico and onshore properties. Net production in the Gulf of Mexico for second quarter 2008 increased 49% to 32.7 Bcfe from 22.0 Bcfe for second quarter 2007 primarily reflecting the start up of production from several new projects, most notably Northwest Nansen located in East Breaks 602 (which contributed 4.5 Bcfe during the quarter) and Bass Lite located in Atwater 426 (which contributed 1.7 Bcfe during the quarter), and the impact of our acquisition of MGOM (which contributed 4.7 Bcfe during the quarter). Onshore production for second quarter 2008 increased 46% to 3.8 Bcfe from 2.6 Bcfe for second quarter 2007 primarily as a result of the drilling and completion of additional wells and our acquisition of additional interests in West Texas (which contributed 0.7 Bcfe during the quarter). Natural gas production comprised approximately 67% of total net production for each of the second quarters in 2008 and 2007.
     Natural gas, oil and NGL revenues for second quarter 2008 increased 102% to $427.9 million compared to $212.2 million for second quarter 2007 as a result of increased pricing (approximately $113.2 million, net of the effect of hedging), and increased production (approximately $102.5 million).
     During second quarter 2008, our revenues reflect a net recognized hedging loss of $67.2 million comprised of $64.6 million in unfavorable cash settlements and an unrealized loss of $2.6 million related to the ineffective portion of open contracts that are not eligible for deferral under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging gain of $7.0 million for the same quarter in 2007, comprised of $6.9 million of favorable cash settlements and a $0.1 million unrealized gain related to the ineffective portion not eligible for deferral under SFAS 133.
     The effects of hedging activities on our average sales prices were as follows:

			Hedging
	Realized	Unhedged	(Loss) Gain	% Change
Second quarter 2008:
Natural gas (per Mcf)	$10.27	$11.46	$(1.19)	(10.4)%
Oil (per Bbl)	96.24	121.75	(25.51)	(21.0)%

Second quarter 2007:
Natural gas (per Mcf)	$8.18	$7.68	$0.50	6.5%
Oil (per Bbl)	61.69	62.82	(1.13)	(1.8)%
     Other revenues for second quarter 2008 increased approximately $0.7 million to $1.6 million from $0.9 million for second quarter 2007 as a result of imputed rental income from the lease of office property acquired by the Company in January 2008, offset by decreased transportation income from our gathering system in West Texas.
     Lease operating expense (“LOE”) for second quarter 2008 increased approximately $16.7 million to $55.3 million from $38.6 million for second quarter 2007, primarily as a result of start-up production in February 2008 from Bass Lite and Northwest Nansen, the acquisition of MGOM and a $7.1 million multiple-year retrospective premium adjustment payable to OIL Insurance Limited (“OIL”), an energy industry insurance cooperative.

     Severance and ad valorem tax for second quarter 2008 increased approximately $2.4 million to $5.3 million from $2.9 million for second quarter 2007 due primarily to increased severance as a result of higher oil and natural gas prices and increased production resulting from the drilling and completion of additional wells and our acquisition of additional interests in West Texas.
     Transportation expense for second quarter 2008 increased approximately $2.8 million to $4.2 million from $1.4 million for second quarter 2007 due primarily to commencement of production at Bass Lite, Northwest Nansen, Galveston 352 and High Island A467. Increased production at Mississippi Canyon 674, known as Pluto, also contributed to the increase.
     General and administrative (“G&A”) expense for second quarter 2008 increased approximately $1.5 million to $14.4 million from $12.9 million for second quarter 2007. Excluding stock compensation expense, G&A for second quarter 2008 decreased approximately $1.3 million to $9.8 million from $11.1 million for second quarter 2007. Beginning in 2008, that portion of Lafayette and Midland office expense that is directly related to production activity is classified as LOE, and stock compensation expense attributable to those non-officer employees directly engaged in exploration, development and acquisition activities is capitalized.
     Depreciation, depletion, and amortization expense for second quarter 2008 increased approximately $47.7 million to $141.5 million from $93.8 million for second quarter 2007, primarily as a result of increased production from our acquisitions of MGOM and additional interests in West Texas properties, start-up production from Bass Lite and Northwest Nansen and higher costs.
     Other miscellaneous expense for second quarter 2008 increased approximately $0.4 million to $0.7 million from $0.3 million for second quarter 2007.
     Net interest expense for second quarter 2008 increased approximately $3.7 million to $17.3 million from $13.6 million for second quarter 2007 due primarily to an increase in average debt levels to $1.0 billion for second quarter 2008 as compared to $605.3 million for second quarter 2007.
     Other income (expense) for second quarter 2007 reflected expenses attributable to our 2006 acquisition of the Gulf of Mexico operations of Forest Oil Corporation (“Forest”).
     Income before taxes and minority interest for second quarter 2008 increased approximately $141.7 million to $190.9 million from $49.2 million for second quarter 2007 due to increased operating income partially offset by increased net interest expense discussed above.
     Provision for income taxes for second quarter 2008 reflected an effective tax rate of 35.3% as compared to 33.0% for second quarter 2007. The increase in our effective tax rate is due primarily to a permanent book-tax difference attributable to post-allocation period activity in 2007 related to our acquisition of Forest’s Gulf of Mexico operations.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The following table sets forth summary information with respect to our oil and natural gas operations. Certain prior year amounts have been reclassified to conform to current year presentation.

	Six Months Ended
	June 30,		Increase
Summary Operating Information:	2008	2007	(Decrease)	% Change
	(In thousands, except net production, average sales prices, average unit costs per Mcfe and % change)
Net Production:
Natural gas (MMcf)	45,315	33,869	11,446	34%
Oil (MBbls)	2,851	2,127	724	34%
Natural gas liquids (MBbls)	888	559	329	59%
Total natural gas equivalent (MMcfe)	67,749	49,985	17,764	35%
Average daily production (MMcfe/d)	372	276	96	35%

	Six Months Ended
	June 30,		Increase
Summary Operating Information:	2008	2007	(Decrease)	% Change
	(In thousands, except net production, average sales prices, average unit costs per Mcfe and % change)
Hedging Activities:
Natural gas revenue (loss) gain	$(26,902)	$27,973	$(54,875)	(196)%
Oil revenue (loss) gain	(54,486)	470	(54,956)	(11,693)%

Total hedging revenue (loss) gain	$(81,388)	$28,443	$(109,831)	(386)%
Average Sales Prices:
Natural gas (per Mcf) realized(1)	$9.49	$8.11	$1.38	17%
Natural gas (per Mcf) unhedged	10.08	7.28	2.80	38%
Oil (per Bbl) realized(1)	90.55	59.76	30.79	52%
Oil (per Bbl) unhedged	109.67	59.54	50.13	84%
Natural gas liquids (per Bbl) realized(1)	60.85	36.81	24.04	65%
Natural gas liquids (per Bbl) unhedged	60.85	36.81	24.04	65%
Total natural gas equivalent ($/Mcfe) realized(1)	10.95	8.45	2.50	30%
Total natural gas equivalent ($/Mcfe) unhedged	12.16	7.88	4.28	54%
Summary of Financial Information:
Natural gas revenue	$429,901	$274,614	$155,287	57%
Oil revenue	258,170	127,129	131,041	103%
Natural gas liquids revenue	54,038	20,562	33,476	163%
Other revenues	3,240	2,381	859	36%
Lease operating expense	100,147	72,072	28,075	39%
Severance and ad valorem taxes	9,873	5,878	3,995	68%
Transportation expense	7,216	3,305	3,911	118%
General and administrative expense	26,286	24,054	2,232	9%
Depreciation, depletion and amortization	260,772	192,655	68,117	35%
Other miscellaneous expense	1,214	462	752	163%
Net interest expense	35,527	25,698	9,829	38%
Other income (expense)	—	5,058	(5,058)	(100)%
Income before taxes and minority interest	304,314	105,620	198,694	188%
Provision for income taxes	108,610	34,455	74,155	215%
Net Income	195,516	71,165	124,351	175%
Average Unit Costs per Mcfe:
Lease operating expense	$1.48	$1.44	$0.04	3%
Severance and ad valorem taxes	0.15	0.12	0.03	25%
Transportation expense	0.11	0.07	0.04	57%
General and administrative expense	0.39	0.48	(0.09)	(19)%
Depreciation, depletion and amortization	3.85	3.85	0.00	N/A

(1)	Average sales prices include the effects of hedging
     Net Income for the first six months of 2008 was $195.5 million compared to $71.2 million for the comparable period in 2007. Basic and fully-diluted earnings per share for the first six months of 2008 were $2.23 and $2.21, respectively, compared to $0.83 for each measure for the first six months of 2007.
     Net Production for the first six months of 2008 increased 35% compared to the first six months of 2007 as a result of increased production from our Gulf of Mexico and onshore properties. Net production in the Gulf of Mexico for the first six months of 2008 increased 35% to 60.3 Bcfe from 44.7 Bcfe for the first six months of 2007 primarily reflecting the start up of production from several new projects, most notably, Northwest Nansen (which contributed 6.1 Bcfe for the first six months) and Bass Lite (which contributed 2.4 Bcfe for the first six months), and the impact of our acquisition of MGOM (which contributed 7.7 Bcfe for the first six months). Onshore production for the first six months of 2008 increased 40% to 7.4 Bcfe from 5.3 Bcfe for the first six months of 2007 primarily as a result of our acquisition of additional interests in West Texas (which contributed 1.5 Bcfe for the first six months). Natural gas production for the first six months of 2008 comprised approximately 67% of total net production compared to approximately 68% for the first six months of 2007.
     Natural gas, oil and NGL revenues for the first six months of 2008 increased 76% to $742.1 million compared to $422.3 million for the first six months of 2007 as a result of increased pricing (approximately $169.7 million, net of the effect of hedging), and increased production (approximately $150.1 million).

     During the first six months of 2008, our revenues reflect a net recognized hedging loss of $81.4 million comprised of $74.9 million in unfavorable cash settlements and an unrealized loss of $6.5 million related to the ineffective portion under SFAS 133. This compares to a net recognized hedging gain of approximately $28.5 million for the first six months of 2007, comprised of $30.5 million in favorable cash settlements and a $2.0 million unrealized loss related to the ineffective portion not eligible for deferral under SFAS 133.
     The effects of hedging activities on our average sales prices were as follows:

			Hedging
	Realized	Unhedged	(Loss) Gain	% Change
Six months ended June 30, 2008:
Natural gas (per Mcf)	$9.49	$10.08	$(0.59)	(5.9)%
Oil (per Bbl)	90.55	109.67	(19.12)	(17.4)%

Six months ended June 30, 2007:
Natural gas (per Mcf)	$8.11	$7.28	$0.83	11.4%
Oil (per Bbl)	59.76	59.54	0.22	0.4%
     Other revenues for the first six months of 2008 increased approximately $0.8 million to $3.2 million from $2.4 million for the first six months of 2007 as a result of imputed rental income from the lease of office property acquired by the Company in January 2008, offset by decreased transportation income from our gathering system in West Texas.
     Lease operating expense for the first six months of 2008 increased approximately $28.0 million to $100.1 million from $72.1 million for the first six months of 2007, primarily as a result of start-up production in February 2008 from Bass Lite and Northwest Nansen, the acquisition of MGOM, and the impact of the additional West Texas assets acquired at year-end 2007, which are long-lived and typically carry a higher per-unit LOE. LOE was also impacted by increased property insurance premiums (particularly for windstorm coverage) and a $7.1 million multiple-year retrospective premium adjustment payable to OIL.
     Severance and ad valorem tax for the first six months of 2008 increased approximately $4.0 million to $9.9 million from $5.9 million for the first six months of 2007 due to increased severance as a result of higher oil prices and increased production resulting from the drilling and completion of additional wells and our acquisition of additional interests in West Texas.
     Transportation expense for the first six months of 2008 increased approximately $3.9 million to $7.2 million from $3.3 million for the first six months of 2007 due primarily to commencement of production at Bass Lite, Northwest Nansen, Galveston 352 and High Island A467. Increased production at Pluto also contributed to the increase.
     General and administrative expense for the first six months of 2008 increased approximately $2.2 million to $26.3 million from $24.1 million for the first six months of 2007. Excluding stock compensation expense, G&A for the first six months of 2008 decreased approximately $1.6 million to $19.1 million from $20.7 million for the first six months of 2007. Beginning in 2008, that portion of Lafayette and Midland office expense that is directly related to production activity is classified as LOE, and stock compensation expense attributable to those non-officer employees directly engaged in exploration, development and acquisition activities is capitalized.
     Depreciation, depletion, and amortization expense for the first six months of 2008 increased approximately $68.1 million to $260.8 million from $192.7 million for the first six months of 2007, primarily as a result of increased production from our acquisitions of MGOM and additional interests in West Texas properties and start-up production from Bass Lite and Northwest Nansen.
     Other miscellaneous expense for the first six months of 2008 increased approximately $0.7 million to $1.2 million from $0.5 million for the first six months of 2007.

     Net interest expense for the first six months of 2008 increased approximately $9.8 million to $35.5 million from $25.7 million for the first six months of 2007 due primarily to an increase in average debt levels to $1.0 billion for the first six months of 2008 as compared to $601.5 million for the first six months of 2007.
     Other income (expense) for the first six months of 2007 reflected a partial cash settlement of $5.4 million received in January 2007 related to our 2006 acquisition of Forest’s Gulf of Mexico operations, net of acquisition-related expenses.
     Income before taxes and minority interest for the first six months of 2008 increased approximately $198.7 million to $304.3 million from $105.6 million for the first six months of 2007 due to increased operating income partially offset by increased net interest expense as discussed above.
     Provision for income taxes for the first six months of 2008 reflected an effective tax rate of 35.7% as compared to 32.6% for the first six months 2007. The increase in our effective tax rate is due primarily to a permanent book-tax difference attributable to post-allocation period activity in 2007 related to our acquisition of Forest’s Gulf of Mexico operations.
Liquidity and Capital Resources
     Net cash provided by operating activities increased by $267.6 million to $551.5 million from $283.9 million for the six months ended June 30, 2008 and 2007, respectively. The increase was a function of higher production, contributing $150.1 million of additional revenue (partially offset by higher lease operating expense), an increase in realized price, contributing $169.7 million of additional revenue and $57.1 million of hurricane-related insurance recoveries.
     As of June 30, 2008, the Company had a working capital deficit of $278.7 million, including current derivative liabilities of $333.4 million and deferred tax assets of $119.7 million. In addition, working capital was negatively impacted by accrued capital expenditures of $210.5 million. We expect that this deficit will be funded by cash flow from operating activities and borrowings under our bank credit facility, as needed.
     Net cash flows used in investing activities increased by $472.0 million to $696.5 million from $224.5 million for the six months ended June 30, 2008 and 2007, respectively. The increase was due primarily to the acquisition of MGOM (including approximately $15.0 million of mid-stream assets reflected in other property), increased capital expenditures attributable to increased activity in our drilling programs and an increase in other property reflecting an investment of approximately $27.4 million in office property. This increase was partially offset by $31.8 million of restricted cash received in January 2007 from the sale of our interest in Garden Banks 422 (Cottonwood).
     Net cash flows provided by financing activities increased by $227.6 million to $167.7 million for the six months ended June 30, 2008 as compared to net cash flows used by financing activities of $59.9 million for the comparable period in 2007. This increase was due primarily to $223.5 million borrowed in January 2008 under our bank credit facility to finance the purchase of MGOM and net increased borrowings of $301.5 million for working capital requirements. This increase was partially offset by proceeds from our issuance in April 2007 of $300.0 million aggregate principal amount of 8% senior notes.
     Capital Expenditures — The following table presents major components of our capital expenditures during the six months ended June 30, 2008.

	In thousands	Percentage
Capital Expenditures:
Acquisitions	$253,680	33%
Offshore oil and natural gas development	186,341	24%
Oil and natural gas exploration	140,725	18%
Leasehold Acquisitions	90,110	12%
Onshore oil and natural gas development	49,905	7%
Other items (primarily capitalized overhead)	45,011	6%

Total capital expenditures	$765,772	100%

     The above table reflects non-cash capital accruals of $51.5 million which are a component of working capital changes in the statement of cash flows.
     Bank Credit Facility — Mariner is party to a revolving line of secured credit with a syndicate of banks led by Union Bank of California, N.A. and BNP Paribas. On June 2, 2008, the bank credit facility was amended to increase the borrowing base to $850.0 million. On January 31, 2008, the bank credit facility was amended to increase the facility’s maximum credit availability to $1.0 billion, including up to $50.0 million in letters of credit, subject to an increased borrowing base of $750.0 million subject to periodic redetermination. The amendment also extended the facility’s term to January 31, 2012; terminated a dedicated $40.0 million letter of credit facility; and added as a permitted use of loan proceeds the funding of Mariner’s purchase of MGOM.
     The bank credit facility is secured by substantially all of our assets. The borrowing base remained at $850.0 million as of June 30, 2008, and is subject to periodic redetermination by the lenders of the Company’s oil and gas reserves and other factors. Any increase in the borrowing base requires the consent of all lenders. As of August 5, 2008, we had $396.0 million in advances outstanding under our bank credit facility and five outstanding letters of credit totaling $7.2 million, of which $4.2 million is required for plugging and abandonment obligations at certain of its offshore fields. As of August 5, 2008, after accounting for the $7.2 million of letters of credit, we had $446.8 million of borrowings available under the credit facility.
     Future Uses of Capital. Our identified needs for liquidity in the future are as follows:
•	funding future capital expenditures;

•	funding hurricane repairs and hurricane-related abandonment operations;

•	financing any future acquisitions that we may identify;

•	paying routine operating and administrative expenses; and

•	paying other commitments comprised largely of cash settlement of hedging obligations and debt service.
     2008 Capital Expenditures. We anticipate that our base operating capital expenditures for 2008 will be approximately $1.0 billion (excluding acquisitions and hurricane-related expenditures), an increase of $250.0 million from budget due to drilling success and cash flow experience during the year. Approximately 53% of the base operating capital program is planned to be allocated to development activities, 44% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we expect to incur additional hurricane-related abandonment costs during 2008 related to Hurricanes Katrina and Rita of approximately $42.0 million, a portion of which may be covered under applicable insurance, although final recovery or settlement is not expected to occur during the next 12 months.
     Future Capital Resources. Our anticipated sources of liquidity in the future are as follows:
•	cash flow from operations in future periods,

•	proceeds under our bank credit facility,

•	proceeds from insurance policies relating to hurricane repairs, and

•	proceeds from future capital markets transactions as needed.
     We generally attempt to tailor our operating capital program (excluding acquisitions and hurricane-related expenditures) within our projected operating cash flow during the year so that our operating capital requirements are largely self-sustaining under management’s commodity price assumptions. We anticipate using proceeds under our bank credit facility only for working capital needs or acquisitions, and not generally to fund our capital program. We expect to fund future acquisitions on a case by case basis through a combination of bank debt and capital markets activities.
     Based on our current operating plan and assumed price case, we believe that our expected cash flow from operations and continued access to our bank credit facility allow us ample liquidity to conduct our operations as planned for the foreseeable future. However, the timing of expenditures (especially regarding deepwater projects) is unpredictable, and our cash flows are heavily dependent on the oil and natural gas commodity markets. If either oil or natural gas commodity prices decrease materially below management’s assumptions, our ability to finance our planned capital expenditures could be affected negatively. Moreover, amounts available for borrowing under our bank credit facility are largely dependent on our level of estimated proved reserves and our lenders’ outlook for oil and natural gas prices. If either our estimated proved reserves or lenders’ price outlook decreases, amounts available to borrow under our bank credit facility could be reduced. If our cash flows are less than anticipated or amounts available for borrowing are reduced, we may be forced to defer planned capital expenditures.
Off-Balance Sheet Arrangements
     Letters of Credit —Our bank credit facility has a letter of credit facility for up to $50.0 million that is included as a use of the borrowing base. As of August 5, 2008, five such letters of credit totaling $7.2 million were outstanding.
     Please refer to “—Liquidity and Capital Resources—Bank Credit Facility” for further discussion of these letters of credit.
Fair Value Measurement
     We determine fair value for our natural gas and crude oil costless collars using fair value measurements based on the Black-Scholes valuation model, adjusted for credit risk. The credit risk adjustment for collar liabilities is based on our credit quality and the credit risk adjustment for collar assets is based on the credit quality of our counterparty. Such valuations have historically approximated our exit price for such derivatives. We validate the fair value measurements of our collars using a Black-Scholes pricing model using observable market data, to the extent available, and unobservable or adjusted data, if observable data is not available or is not representative of fair value. As of June 30, 2008, our internal calculations of fair value were determined using market data.
     We determine the fair value of our natural gas and crude oil fixed price swaps by reference to forward pricing curves for natural gas and oil futures contracts. The difference between the forward price curve and the contractual fixed price is discounted to the measurement date using a credit-risk adjusted discount rate. The credit risk adjustment for swap liabilities is based on our credit quality and the credit risk adjustment for swap assets is based on the credit quality of our counterparty. Our fair value determinations of our swaps have historically approximated our exit price for such derivatives.
     Due to unavailability of observable volatility data input or use of adjusted implied volatility for our collars, we have determined that fair value measurements of all of our collars are categorized as level 3 in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) (see note 11, “Fair Value Measurements”). We have determined that the fair value methodology described above for our swaps is consistent with observable market inputs and have categorized our swaps as level 2 in accordance with SFAS 157.
     During the six-month period ended June 30, 2008, we recorded a decrease in the fair value of our derivative financial instruments of $403.6 million, principally due to the increase in oil and natural gas commodity prices above our swap prices and ceiling prices in our collars. The decrease was comprised of approximately $74.9 million of unfavorable cash hedging settlements during the period reflected in natural gas and oil revenues, an unrealized, non cash, loss due to hedging ineffectiveness under FAS 133 of approximately $6.5 million reflected in natural gas revenues, and a decrease in accumulated other comprehensive loss of approximately $203.2 million, net of income taxes of $124.8 million.
     The continued volatility of oil and natural gas commodity prices will have a material impact on the fair value of our derivatives positions. It is our intent to hold all of our derivatives positions to maturity such that realized gains or losses are generally recognized in income when the hedged natural gas or oil is produced and sold. While the derivatives settlements may decrease (or increase) our effective price realized, the ultimate settlement of our derivatives positions is not expected to materially adversely affect our liquidity, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Prices and Related Hedging Activities
     Our major market risk exposure continues to be the prices applicable to our oil and natural gas production. The sales price of our production is primarily driven by the prevailing market price. The energy markets historically have been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices from time to time primarily through the use of commodity price swap agreements and costless collar arrangements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark-to-market change in fair value is recognized in oil and natural gas revenue. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values we report in our financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.
     The effects on our oil and natural gas revenues from our hedging activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Cash (Loss) Gain on Settlements	$(64,607)	$6,868	$(74,914)	$30,490
(Loss) Gain on Hedge Ineffectiveness (1)	(2,550)	101	(6,474)	(2,047)

Total	$(67,157)	$6,969	$(81,388)	$28,443

(1)	Unrealized (loss) gain recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of June 30, 2008, we had the following hedge contracts outstanding:

			June 30,
		Weighted Average	2008 Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Liability
			(In thousands)
Natural Gas (MMbtus)
July 1—December 31, 2008	17,542,192	$8.41	$(88,138)
January 1—December 31, 2009	31,642,084	$8.48	(121,670)
Crude Oil (Bbls)
July 1—December 31, 2008	1,023,040	$78.80	(62,517)
January 1—December 31, 2009	2,172,210	$76.15	(131,664)

Total			$(403,989)

				June 30,
		Weighted Average	Weighted Average	2008 Fair Value
Costless Collars	Quantity	Floor	Cap	Liability
				(In thousands)
Natural Gas (MMbtus)
July 1—December 31, 2008	5,704,000	$7.83	$14.60	$(4,045)
Crude Oil (Bbls)
July 1—December 31, 2008	521,640	$61.65	$86.80	(27,841)

Total				$(31,886)

     As of June 30, 2008, the Company expects $333.4 million in accumulated other comprehensive income to be reclassified as a decrease to natural gas and oil revenues within the next 12 months. As of August 5, 2008, the Company had not entered into any hedge transactions subsequent to June 30, 2008.

     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on January 31, 2012, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. As of June 30, 2008, the interest rate on our outstanding bank debt was 3.70%. If the balance of our bank debt at June 30, 2008 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $324,000 per quarter.
Item 4. Controls and Procedures
   Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of June 30, 2008 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting
     There were no changes that occurred during the quarter ended June 30, 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Please refer to Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural events and natural disasters such as loop currents, hurricanes, fires, floods and other natural events, catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness; and

•	risks related to significant acquisitions or other strategic transactions, such as failure to realize expected benefits or objectives for future operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
April 1, 2008 to April 30, 2008 (1)	33,639	$29.60	—	—
May 1, 2008 to May 31, 2008 (1)	78,648	$31.78	—	—
June 1, 2008 to June 30, 2008 (1)	4,401	$34.86	—	—

Total	116,688	$31.27	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 4. Submission of Matters to a Vote of Security Holders
     On April 30, 2008, we held our annual meeting of stockholders. At the meeting, the following proposals were voted upon and approved:
1.	Election of directors:

	For	Withhold
Jonathan Ginns (term expires in 2011)	76,183,083	358,011
Scott D. Josey (term expires in 2011)	75,960,988	580,106
2.	Ratification of the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2008:

For	Against	Abstain
75,351,519	1,181,519	8,056
Mariner’s Board of Directors is composed of six directors. Directors in addition to Messrs. Ginns and Josey are Bernard Aronson (term expires 2009), Alan R. Crain, Jr. (term expires 2010), John F. Greene (term expires 2010) and H. Clayton Peterson (term expires 2009); these four directors were not up for reelection at the annual meeting held on April 30, 2008.
Item 6. Exhibits

Number	Description
2.1*	Agreement and Plan of Merger dated as of September 9, 2005 among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.2*	Letter Agreement dated as of February 3, 2006 among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

2.5*	Membership Interest Purchase Agreement by and between Hydro Gulf of Mexico, Inc. and Mariner Energy, Inc., executed December 23, 2007 (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on February 5, 2008).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).
4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc.,

Number	Description
the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.5*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.6*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.7*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.8*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.9*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.10*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.3*+	Form of Restricted Stock Agreement (2008 Long-Term Performance-Based Restricted Stock Program) under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Mariner’s Form 8-K filed on June 19, 2008).

23.1	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.

+	Management contract, plan or arrangement.
     In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on
August 8, 2008.
                       Mariner Energy, Inc.

By:	/s/ Scott D. Josey
Scott D. Josey,
Chairman of the Board, Chief Executive Officer and President

By:	/s/ John H. Karnes
John H. Karnes,
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Number	Description
2.1*	Agreement and Plan of Merger dated as of September 9, 2005 among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.2*	Letter Agreement dated as of February 3, 2006 among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

2.5*	Membership Interest Purchase Agreement by and between Hydro Gulf of Mexico, Inc. and Mariner Energy, Inc., executed December 23, 2007 (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on February 5, 2008).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.5*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.6*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.7*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.8*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

Number	Description
4.9*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.10*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.3*+	Form of Restricted Stock Agreement (2008 Long-Term Performance-Based Restricted Stock Program) under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Mariner’s Form 8-K filed on June 19, 2008).

23.1	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.

+	Management contract, plan or arrangement.
     In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.