Form 10-Q
period 2008-09-30
MARINER ENERGY INC
filed 2008-11-07
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2008, there were 88,855,144 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Unaudited Consolidated Financial Statements
MARINER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$11,147	$18,589
Receivables, net of allowances of $2,659 and $2,449 as of September 30, 2008 and December 31, 2007, respectively	170,470	157,774
Insurance receivables	7,433	26,683
Derivative financial instruments	3,893	11,863
Intangible assets	2,036	17,209
Prepaid expenses and other	19,058	10,630
Deferred tax asset	14,744	6,232

Total current assets	228,781	248,980
Property and Equipment:
Proved oil and gas properties, full-cost method	4,034,532	3,118,273
Unproved properties, not subject to amortization	199,937	40,455

Total oil and gas properties	4,234,469	3,158,728
Other property and equipment	67,300	15,545
Accumulated depreciation, depletion and amortization	(1,113,718)	(754,079)

Total property and equipment, net	3,188,051	2,420,194
Restricted Cash	—	5,000
Goodwill	295,598	295,598
Insurance Receivables	17,791	56,924
Derivative Financial Instruments	84	691
Other Assets, net of amortization	58,836	56,248

TOTAL ASSETS	$3,789,141	$3,083,635

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$3,514	$1,064
Accrued liabilities	105,745	96,936
Accrued capital costs	224,330	159,010
Abandonment liability	38,520	30,985
Accrued interest	21,431	7,726
Derivative financial instruments	41,955	19,468

Total current liabilities	435,495	315,189
Long-term Liabilities:
Abandonment liability	222,610	191,021
Deferred income tax	489,024	343,948
Derivative financial instruments	12,240	25,343
Long-term debt	910,000	779,000
Other long-term liabilities	70,604	38,115

Total long-term liabilities	1,704,478	1,377,427
Commitments and Contingencies (see Note 8)
Minority Interest	—	1

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 88,853,638 shares issued and outstanding at September 30, 2008; 180,000,000 shares authorized, 87,229,312 shares issued and outstanding at December 31, 2007	9	9
Additional paid-in capital	1,062,357	1,054,089
Accumulated other comprehensive loss	(32,901)	(22,576)
Accumulated retained earnings	619,703	359,496

Total stockholders’ equity	1,649,168	1,391,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,789,141	$3,083,635

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Natural gas	$192,804	$111,455	$622,705	$386,069
Oil	97,987	69,842	356,157	196,971
Natural gas liquids	24,541	14,317	78,579	34,879
Other revenues	2,558	870	5,798	3,251

Total revenues	317,890	196,484	1,063,239	621,170

Costs and Expenses:
Lease operating expense	64,456	33,034	164,603	105,106
Severance and ad valorem taxes	4,813	3,085	14,686	8,963
Transportation expense	4,061	2,215	11,277	5,520
General and administrative expense	12,963	11,170	39,249	35,224
Depreciation, depletion and amortization	114,398	91,136	375,170	283,791
Other miscellaneous (income) expense	(469)	4,648	745	5,110

Total costs and expenses	200,222	145,288	605,730	443,714

OPERATING INCOME	117,668	51,196	457,509	177,456

Other Income (Expense):
Interest income	369	475	976	997
Interest expense, net of amounts capitalized	(17,507)	(14,003)	(53,641)	(40,223)
Other income	—	—	—	5,058

Income Before Taxes and Minority Interest	100,530	37,668	404,844	143,288
Provision for Income Taxes	(35,839)	(15,140)	(144,449)	(49,595)
Minority Interest Expense	—	—	(188)	—

NET INCOME	$64,691	$22,528	$260,207	$93,693

Earnings per share:
Basic	$0.74	$0.26	$2.98	$1.09
Diluted	$0.73	$0.26	$2.95	$1.09

Weighted average shares outstanding:
Basic	87,595,792	85,701,696	87,447,280	85,615,542
Diluted	88,183,715	85,964,108	88,239,859	85,808,112
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

				Accumulated
				Other
			Additional	Comprehensive	Accumulated	Total
			Paid-In-	Income/	Retained	Stockholders’
	Common Stock	Stock Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2007	87,229	$9	$1,054,089	$(22,576)	$359,496	$1,391,018

Common shares issued — restricted stock	1,729	—	—	—	—	—
Treasury stock bought and cancelled on same day	(137)	—	(4,239)	—	—	(4,239)
Forfeiture of restricted stock	(23)	—	—	—	—	—
Amortization of unearned compensation	—	—	11,365	—	—	11,365
Share-based compensation expense — stock options	—	—	401	—	—	401
Stock options exercised	56	—	741	—	—	741
Comprehensive income:
Net income	—	—	—	—	260,207	260,207
Change in fair value of derivative hedging instruments — net of income taxes of $25,790	—	—	—	69,224	—	69,224
Hedge settlements reclassified to income — net of income taxes of ($43,980)	—	—	—	(79,549)	—	(79,549)

Total comprehensive income	—	—	—	(10,325)	260,207	249,882

Balance at September 30, 2008	88,854	$9	$1,062,357	$(32,901)	$619,703	$1,649,168

The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months
	Ended September 30,
	2008	2007
Operating Activities:
Net income	$260,207	$93,693
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful receivables	210	984
Deferred income tax	140,854	48,164
Depreciation, depletion and amortization	375,170	283,791
Amortization of deferred financing costs	2,329	2,019
Ineffectiveness of derivative instruments	1,647	2,645
Share-based compensation	11,953	5,892
Minority interest	(1)	—
Changes in operating assets and liabilities:
Receivables	(12,356)	(16,610)
Insurance receivables	64,378	(27,140)
Prepaid expenses and other	1,640	(9,654)
Accounts payable and accrued liabilities	15,777	18,690

Net cash provided by operating activities	861,808	402,474

Investing Activities:
Acquisitions and additions to oil and gas properties	(952,105)	(409,504)
Additions to other property and equipment	(49,647)	(1,470)
Property conveyances	—	1,131
Restricted cash designated for investment	5,000	31,830

Net cash used in investing activities	(996,752)	(378,013)

Financing Activities:
Credit facility borrowings	938,000	264,000
Credit facility repayments	(807,000)	(585,000)
Proceeds from note offering	—	300,000
Deferred offering costs	—	(6,685)
Repurchase of stock	(4,239)	(1,421)
Proceeds from exercise of stock options	741	648

Net cash provided by (used in) financing activities	127,502	(28,458)

Decrease in Cash and Cash Equivalents	(7,442)	(3,997)
Cash and Cash Equivalents at Beginning of Period	18,589	9,579

Cash and Cash Equivalents at End of Period	$11,147	$5,582

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest, net of amount capitalized	$35,059	$21,592
Income taxes, net of refunds	$2,906	$550
The accompanying notes are an integral part of these consolidated financial statements

MARINER ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Summary of Significant Accounting Policies
     Operations — Mariner Energy, Inc. (“Mariner” or “the Company”) is an independent oil and gas exploration, development and production company with principal operations in the Permian Basin and in the Gulf of Mexico, both shelf and deepwater. Unless otherwise indicated, references to “Mariner”, “the Company”, “we”, “our”, “ours” and “us” refer to Mariner Energy, Inc. and its subsidiaries collectively.
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
     Principles of Consolidation — Our consolidated financial statements as of September 30, 2008 and December 31, 2007 include our accounts and the accounts of our subsidiaries. All inter-company balances and transactions have been eliminated.
     Reclassifications — Certain prior period amounts have been reclassified to conform to current year presentation. Amounts for producing overhead recovery were presented as “General and administrative expense” in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2007. These amounts are presented herein as “Lease operating expense” for comparability to 2008 presentation. Stock compensation expense attributable to those non-officer employees directly engaged in exploration, development and acquisition activities is capitalized. Other reclassifications are insignificant in nature. These reclassifications had no effect on total operating income or net income.
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

     There were no uncertain tax positions during the nine months ended September 30, 2008. For a detail of the Company’s uncertain positions, please refer to Note 9, “Income Taxes” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Recent Accounting Pronouncements — In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) and clarifies the application of SFAS 157 in a market that is not active. This FSP also provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are accounted for as a change in accounting estimate according to SFAS No. 154 “Accounting Changes and Error Corrections”. The adoption of FSP 157-3 did not have a material effect on the Company’s results of operations or financial position.
     In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations or financial position.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations or financial position.
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

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the application of SFAS 160 to have a material effect on its consolidated financial statements.
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
     During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for the Company as of January 1, 2008. SFAS 159 did not have an impact on the Company’s Consolidated Financial Statements as the Company elected not to measure at fair value additional financial assets and liabilities not already required to be measured at fair value.
     In September 2006, the FASB issued SFAS 157, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP is effective for financial statements issued during fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Accordingly, our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily affects the valuation of the Company’s derivative contracts. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our net asset values (see Note 11). The Company is still in the process of evaluating SFAS 157 with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include its asset retirement obligations and assets held for future sale when applicable.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Pro Forma:
Revenue	$317,890	$246,018	$1,077,932	$788,878
Net income available to common stockholders	$64,670	$30,072	$263,806	$122,692
Basic earnings per share	$0.74	$0.35	$3.02	$1.43
Diluted earnings per share	$0.73	$0.35	$2.99	$1.43
     Permian Basin Acquisitions. On December 31, 2007 and February 29, 2008, Mariner acquired additional working interests in certain of its existing properties in the Spraberry field in the Permian Basin. Mariner operates substantially all of the assets. The purchase price, subject to customary purchase price adjustments, for the December 2007 acquisition was approximately $122.5 million, which Mariner financed under its bank credit facility, and for the February 2008 acquisition was approximately $21.7 million which Mariner funded with cash flow from operations.
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
3. Long-Term Debt
As of September 30, 2008 and December 31, 2007 our long-term debt was as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Bank credit facility	$310,000	$179,000
8% Senior Notes	300,000	300,000
7 1/2% Senior Notes	300,000	300,000

Total long-term debt	$910,000	$779,000

     Bank Credit Facility — On June 2, 2008, the Company’s secured bank credit facility was amended to increase the borrowing base to $850.0 million, subject to periodic redetermination. On January 31, 2008, the credit facility was amended to:
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
     As of September 30, 2008, five letters of credit totaling $7.2 million were outstanding, of which $4.2 million was required for plugging and abandonment obligations at certain of the Company’s offshore fields.
     The bank credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends and other restricted payments, the incurrence of additional debt, the sale of assets, and speculative hedging. The Company was in compliance with the financial covenants under the bank credit facility as of September 30, 2008.
     The Company must pay a commitment fee of 0.250% to 0.375% per year on the unused availability under the bank credit facility which is included in “Accrued interest” in the “Consolidated Balance Sheet” in Item 1 of Part 1 of this Quarterly Report. As of September 30, 2008, the borrowing base remained $850.0 million, and the Company had $532.8 million available to borrow under the credit facility.
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
     Capitalized Interest — For the three-month periods ended September 30, 2008 and 2007, capitalized interest totaled $0.6 million and $0.1 million, respectively. For the nine-month periods ended September 30, 2008 and 2007, capitalized interest totaled $1.5 million and $0.4 million, respectively.
4. Oil and Gas Properties
     Mariner’s oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including certain general and administrative expenses (“G&A”). For the three-month periods ended September 30, 2008 and 2007, capitalized G&A totaled $4.5 million and $2.2 million, respectively. For the nine-month periods ended September 30, 2008 and 2007, capitalized G&A totaled $14.2 million and $6.7 million, respectively. Amortization of oil and gas properties is calculated using the unit-of-production method based on estimated proved oil and gas reserves.
     GAAP requires that a quarterly full-cost ceiling limitation calculation be performed whereby net capitalized costs related to proved and unproved properties, less related deferred income taxes, may not exceed a ceiling limitation. The ceiling limitation is the amount equal to the present value discounted at 10% of estimated future net revenues from estimated proved reserves plus the lower of cost or fair value of unproved properties less estimated future production and development costs, all net of related income tax effect. The full-cost ceiling limitation is calculated using natural gas and oil prices in effect as of the balance sheet date and is adjusted for “basis” or location differential. Price is held constant over the life of the reserves. The Company uses derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133 to hedge against the volatility of natural gas and oil prices and, in accordance with SEC guidelines, the Company includes estimated future cash flows from its hedging program in its ceiling test calculation. If net capitalized costs, less related deferred income taxes, were to exceed the ceiling limitation, the excess would be impaired and a permanent write-down would be recorded in the Consolidated Statements of Operations.
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
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation.

(In thousands)
Abandonment liability as of December 31, 2007 (1)	$222,006
Liabilities incurred	14,899
Liabilities settled	(42,826)
Accretion expense	15,531
Revisions to previous estimates	7,100
Liabilities from assets acquired	44,420

Abandonment liability as of September 30, 2008 (2)	$261,130

(1)	Includes $31.0 million classified as a current liability at December 31, 2007.

(2)	Includes $38.5 million classified as a current liability at September 30, 2008.
6. Share-Based Compensation
     Mariner has a stockholder-approved Stock Incentive Plan, as amended and restated from time to time (the “Stock Incentive Plan”), pursuant to which the Board of Directors (or a committee thereof) can grant to Mariner’s directors and employees restricted shares of its common stock or options to purchase common stock on terms determined in the Board’s discretion. Restricted common stock and option grants are outstanding under the Stock Incentive Plan. Options to purchase Mariner common stock granted to certain employees in connection with a March 2006 merger transaction also are outstanding but are not governed by the Stock Incentive Plan (“Rollover Options”).
     Mariner recorded compensation expense related to restricted stock and stock options of $4.8 million and $2.5 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $12.0 million and $5.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Unrecognized compensation expense at September 30, 2008 was $66.8 million for the unvested portion of restricted stock granted under the Stock Incentive Plan, and approximately $107,000 for unvested Rollover Options.
     The following table presents a summary of stock option activity under the Stock Incentive Plan and under Rollover Options for the nine months ended September 30, 2008:

		Weighted
		Average
		Exercise	Aggregate
	Shares	Price	Intrinsic Value (1)
			(In thousands)
Outstanding at beginning of year	720,488	$13.82	$4,812
Granted	—	—	—
Exercised (2)	(56,348)	13.18	(412)
Forfeited	(18,264)	13.97	(119)

Outstanding at September 30, 2008	645,876	13.87	$4,281

(1)	Based upon the difference between the closing price of the common stock on the last trading date of the quarter ($20.50) and the exercise price of in-the-money options.

(2)	Options were exercised for cash proceeds of approximately $741,000.
     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of September 30, 2008 and 2007, respectively, and changes during the nine-month periods is as follows:

	Restricted Shares under
	Stock Incentive Plan
	September 30,
	2008	2007
Total unvested shares at beginning of period: January 1	1,484,552	875,380
Shares granted (1)	1,729,329	876,954
Shares vested	(460,897)	(228,691)
Shares forfeited	(23,383)	(34,105)

Total unvested shares at end of period: September 30	2,729,601	1,489,538

Available for future grant as options or restricted stock	2,522,823	4,084,584

(1)	Current year activity includes 1,114,706 shares granted under the Stock Incentive Plan’s Program (defined below).
     Long-Term Performance-Based Restricted Stock Program— In June 2008, Mariner’s Board of Directors adopted a Long-Term Performance-Based Restricted Stock Program (the “Program”) under the Stock Incentive Plan. Shares of restricted common stock subject to the Program were granted in June and July 2008. Vesting of these shares is contingent, begins upon satisfaction of specified thresholds for the market price of Mariner’s common stock, and continues in installments over five to seven years thereafter, assuming, in most instances, continued employment by Mariner. The fair value of restricted stock grants made under the Program is estimated using a Monte Carlo simulation. Stock-based compensation expense related to these restricted stock grants totaled $3.3 million and $3.4 million for the three months and nine months ended September 30, 2008, respectively.
     Weighted average fair values and valuation assumptions used to value these restricted stock grants at each grant date is as follows:

	June 2008	July 2008
Weighted average fair value of grants	$33.70	$34.80
Expected volatility	42.29%	42.43%
Risk-free interest rate	4.58%	4.35%
Dividend yield	0.00%	0.00%
Expected life	10 years	10 years
     Expected volatility is calculated based on the average historical stock price volatility of Mariner and its peer group listed under “Performance Graph” in Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of Part II of Mariner’s Form 10-K for the fiscal year ended December 31, 2007. The risk-free interest rate is determined at the grant date and is based on ten-year, zero-coupon government bonds with maturity equal to the contractual term of the awards, converted to a continuously compounded rate. The expected life is based upon the contractual terms of the restricted stock grants under the Program.
7. Derivative Financial Instruments and Hedging Activities
     The energy markets historically have been very volatile, and Mariner can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of natural gas and oil on the Company’s operations, management has elected to hedge natural gas and oil prices from time to time through the use of commodity price swap agreements and costless collars. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of Mariner’s open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark-to-market change in fair value is recognized in natural gas and oil revenue. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The estimated shut-in from the Company’s Gulf of Mexico properties resulting from the effects of Hurricanes Gustav and Ike is approximately 7-9 Bcfe of net production. Mariner evaluated its open contract positions under the provisions of SFAS 133 and determined that all outstanding contracts continue to qualify for hedge accounting. The fair values Mariner reports in its financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond Mariner’s control. At September 30, 2008 and December 31, 2007, there were no collateral assets or liabilities associated with derivative assets and liabilities.
     The effects on Mariner’s natural gas and oil revenues from its hedging activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Cash (loss) gain on settlements	$(46,968)	$11,547	$(121,882)	$42,037
Gain (loss) on hedge ineffectiveness (1)	4,827	(599)	(1,647)	(2,646)

Total	$(42,141)	$10,948	$(123,529)	$39,391

(1)	Unrealized (loss) gain recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of September 30, 2008, the Company had the following hedge contracts outstanding:

			Weighted Average	Fair Value
Period	Instrument Type	Quantity	Price	Asset/(Liability)
				(In thousands)
Natural Gas (MMbtus)
2008
October 1—December 31	Fixed Price Swaps	8,121,944	$8.36 Fixed	$6,367
October 1—December 31	Costless Collars	2,760,000	$7.83 Floor - $14.60 Ceiling	37
2009
January 1—September 30	Fixed Price Swaps	25,116,524	$8.47 Fixed	11,633
October 1—December 31	Fixed Price Swaps	6,525,560	$8.48 Fixed	(637)

Crude Oil (Bbls)
2008
October 1—December 31	Fixed Price Swaps	483,920	$78.69 Fixed	(10,407)
October 1—December 31	Costless Collars	243,432	$61.64 Floor - $86.80 Ceiling	(3,757)
2009
January 1—September 30	Fixed Price Swaps	1,715,890	$76.22 Fixed	(41,935)

October 1—December 31	Fixed Price Swaps	456,320	$75.88 Fixed	(11,519)

Total				$(50,218)

     As of September 30, 2008, the Company expects $38.1 million in accumulated other comprehensive income to be reclassified as a decrease to natural gas and oil revenues within the next 12 months. As of November 5, 2008, the Company had not entered into any hedge transactions subsequent to September 30, 2008.

8. Commitments and Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum future lease obligations under the Company’s operating leases in effect at September 30, 2008 are as follows:

(In thousands)
2009	$2,260
2010	2,532
2011	2,499
2012	2,414
2013 and thereafter	11,961
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data. At September 30, 2008 and December 31, 2007, the Company’s seismic obligations totaled $2.0 million and $14.6 million, respectively.
     MMS Proceedings — Mariner and its subsidiary, Mariner Energy Resources, Inc. (“MERI”), own numerous properties in the Gulf of Mexico. Certain of such properties were leased from the Minerals Management Service of the United States Department of the Interior (“MMS”) subject to The Outer Continental Shelf Deep Water Royalty Relief Act (“RRA”), signed into law on November 28, 1995. The RRA relieved lessees of the obligation to pay royalties on certain leases until a designated volume was produced. Four of these leases held by the Company and two held by MERI that are producing or have produced contain language that limits royalty relief if commodity prices exceed predetermined levels. Since 2000, commodity prices have exceeded some of the predetermined levels, except in 2002. The Company and MERI believe the MMS did not have the authority to include commodity price threshold language in these leases and have withheld payment of royalties on the leases while disputing the MMS’ authority in pending proceedings on those leases that the MMS has issued orders to pay. The Company has recorded a liability for its estimated exposure on these leases, which at September 30, 2008 was $57.8 million, including interest. The potential liability of MERI under its leases relate to production from the leases commencing July 1, 2005, the effective date of Mariner’s acquisition of MERI.
     In May 2006 and September 2008, the MMS issued orders asserting price thresholds were exceeded in calendar years 2000, 2001 and each of the years from 2003 through 2007 and, accordingly, that royalties were due under such leases on oil and gas produced in those years. Mariner has filed and is pursuing administrative appeals of those orders.
     The enforceability of the price threshold provisions of leases granted pursuant to the RRA currently is being litigated in several administrative appeals filed by other companies in addition to Mariner.
Insurance Matters
     Insurance through which Mariner could make claims pertaining to hurricanes include policies provided by OIL Insurance Limited (“OIL”), an energy industry insurance cooperative, and separate commercial difference-in-condition or excess insurance policies. As of September 30, 2008, the Company accrued a liability of $14.4 million for a multiple-year retrospective premium payable to OIL in connection with Mariner’s membership.
Hurricane Ike (2008)
     In 2008, the Company’s operations were adversely affected by Hurricane Ike. The hurricane resulted in shut-in and delayed production as well as facility repairs and replacement expenses. We are evaluating the nature and extent of damage resulting from the hurricane. With respect to Hurricane Ike, Mariner’s OIL coverage has a $10.0 million per occurrence deductible and a $250.0 million per occurrence limit, subject to an industry-wide loss limit per occurrence that OIL may establish. OIL advised that it has established an incurred-but-not reported reserve of $750.0 million for industry-wide losses from Hurricane Ike. To the extent that aggregate claims exceed an OIL industry-wide loss limit per-occurrence, Mariner expects its insurance recovery would be reduced pro-rata with all other competing claims from Hurricane Ike and the shortfall covered by its excess insurance, subject to policy limits.

Hurricanes Katrina and Rita (2005)
     In 2005, the Company’s operations were adversely affected by Hurricanes Katrina and Rita, resulting in substantial shut-in and delayed production, as well as necessitating extensive facility repairs and hurricane-related abandonment operations. Since 2005 through September 30, 2008, Mariner incurred approximately $170.0 million in expenditures resulting from Hurricanes Katrina and Rita. As of September 30, 2008, insurance recoveries totaled approximately $63.2 million, of which $2.5 million was received in 2007 and $60.7 million was received during the first nine months of 2008.
     At September 30, 2008, the OIL insurance receivable balance for Mariner’s Hurricane Katrina and Rita claims was approximately $24.8 million, of which $17.8 million is included in “Insurance Receivables” on the Consolidated Balance Sheet at September 30, 2008. With respect to Hurricanes Katrina and Rita, OIL applies to properties Mariner acquired from Forest Oil Corporation (“Forest”) in 2006 and is subject to a deductible of $5.0 million per occurrence and a $1.0 billion industry-wide loss limit per occurrence. OIL has advised that the aggregate claims resulting from each of Hurricanes Katrina and Rita are expected to exceed the $1.0 billion per-occurrence loss limit and accordingly, Mariner’s insurance recovery is expected to be reduced pro-rata with all other competing claims from the storms.
Hurricane Ivan (2004)
     In September 2004, Mariner incurred damage from Hurricane Ivan that affected the Mississippi Canyon 66, known as Ochre (“Ochre”) and Mississippi Canyon 357 fields. Ochre production was shut-in until September 2006, when production recommenced at approximately the same net rate. Mississippi Canyon 357 production was shut-in until March 2005, when necessary repairs were completed and production recommenced; however, production was subsequently shut-in due to Hurricane Katrina and recommenced in the first quarter of 2007. Since 2004 through September 30, 2008, Mariner incurred approximately $9.5 million of property damage related to Hurricane Ivan. As of September 30, 2008, approximately $6.1 million has been recovered through insurance, with the balance of $0.4 million, net of deductible, recorded as insurance receivable.
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
     Mariner’s bank credit facility also has a letter of credit facility for up to $50.0 million that is included as a use of the borrowing base. As of September 30, 2008, five such letters of credit totaling $7.2 million were outstanding.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
Net Income	$64,691	$22,528	$260,207	$93,693

Denominator:
Weighted average shares outstanding	87,596	85,702	87,447	85,616
Add dilutive securities
Options	246	175	265	169
Restricted Stock	342	87	528	23

Total weighted average shares outstanding and dilutive securities	$88,184	$85,964	$88,240	$85,808

Earnings per share
Basic	$0.74	$0.26	$2.98	$1.09
Diluted	$0.73	$0.26	$2.95	$1.09
     Those shares issuable upon exercise of options to purchase common stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. Approximately 400,000 and 381,000 shares issuable upon exercise of stock options were excluded from the computation for the three months and nine months ended September 30, 2008, respectively. Approximately 560,000 and 565,000 shares issuable upon exercise of stock options were excluded from the computation for the three months and nine months ended September 30, 2007, respectively.
     Please refer to Note 6, “Share-Based Compensation” for option and restricted stock activity for the nine months ended September 30, 2008 and 2007.
10. Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to stockholders’ equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three-month and nine-month periods ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income	$64,691	$22,528	$260,207	$93,693

Other comprehensive (loss) income:
Derivative contracts settled and reclassified, net of income taxes of ($15,003), $3,841, ($43,980) and $13,820	(27,138)	7,107	(79,549)	25,571
Change in unrealized mark-to-market gains/(losses) arising during period, net of income taxes of $150,590, ($4,375), $25,790 and ($33,733)	272,381	(8,094)	69,224	(60,423)

Change in accumulated other comprehensive (loss) gain	245,243	(987)	(10,325)	(34,852)

Comprehensive income	$309,934	$21,541	$249,882	$58,841

11. Fair Value Measurement
     Certain of Mariner’s assets and liabilities are reported at fair value in the accompanying Consolidated Balance Sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at September 30, 2008 and December 31, 2007. These assets and liabilities are not included in the following tables.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table below, the hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are market-based and are directly or indirectly observable but not considered Level 1 quoted prices, including quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or valuation techniques whose inputs are observable. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Level 3 inputs are unobservable (meaning they reflect Mariner’s own assumptions regarding how market participants would price the asset or liability based on the best available information) and therefore have the lowest priority. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Mariner believes it uses appropriate valuation techniques based on the available inputs to measure the fair values of its assets and liabilities.
     SFAS 157 requires a credit adjustment for non-performance in calculating the fair value of financial instruments. The credit adjustment for derivatives in an asset position is determined based on the credit rating of the counterparty and the credit adjustment for derivatives in a liability position is determined based on Mariner’s credit rating.
     The following table provides fair value measurement information for the Company’s derivative financial instruments as of September 30, 2008.

	As of September 30, 2008
			Fair Value Measurements Using:
				Significant
			Quoted Prices	other	Significant
			in Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
Derivative Financial Instruments	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Natural gas and crude oil fixed price swaps and costless collars — Short Term	$(38,062)	$(38,062)	$—	$(34,342)	$(3,720)

Natural gas and crude oil fixed price swaps and costless collars — Long Term	(12,156)	(12,156)	—	(12,156)	—

Total	$(50,218)	$(50,218)	$—	$(46,498)	$(3,720)

     The following methods and assumptions were used to estimate the fair values of Mariner’s derivative financial instruments in the table above.
Level 2 Fair Value Measurements
     The fair values of the natural gas and crude oil fixed price swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves, terms of each contract, and a credit adjustment based on the credit rating of the Company and its counterparties as of September 30, 2008.
Level 3 Fair Value Measurements
     The fair values of the natural gas and crude oil costless collars are estimated valuations using the Black-Scholes valuation model based upon the forward commodity price curves, implied volatilities of commodities, and a credit adjustment based on Mariner’s credit rating as of September 30, 2008. The following table provides fair value measurement information for the Company’s Level 3 financial instruments as of September 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2008	September 30, 2008
	(In thousands)
Fair value of costless collars, beginning of period	$(31,886)	$(4,058)
Total gains/(losses):
Included in natural gas and oil revenues (realized/unrealized)	(8,716)	(24,419)
Included in other comprehensive loss (realized/unrealized)	28,166	338
Purchases, issuances, and settlements, net	8,716	24,419
Transfers in and/or out of Level 3	—	—

Fair value of costless collars, end of period	$(3,720)	$(3,720)

The amount of net gains/(losses) for the period included in earnings attributable to the change in net unrealized losses relating to costless collars still held at the reporting date	$184	$(152)

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
13. Supplemental Guarantor Information
     On April 30, 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% Notes. On April 24, 2006, the Company sold and issued to eligible purchasers $300.0 million aggregate principal amount of its 7 1/2% Notes. The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (“Subsidiary Guarantors”). The guarantees are full and unconditional, and the guarantors are wholly-owned.
     The following information sets forth Mariner’s Consolidating Balance Sheets as of September 30, 2008 and December 31, 2007, Condensed Consolidating Statements of Operations for the three months and nine months ended September 30, 2008 and 2007, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2008 and 2007.
     Mariner accounts for investments in its subsidiaries using the equity method of accounting; accordingly, entries necessary to consolidate Mariner, the parent company, and its Subsidiary Guarantors are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MARINER ENERGY, INC.
CONSOLIDATING BALANCE SHEET (Unaudited)
September 30, 2008
(In thousands except share data)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$10,747	$400	$—	$11,147
Receivables, net of allowances	68,416	102,054	—	170,470
Insurance receivables	155	7,278	—	7,433
Derivative financial instruments	3,893	—		3,893
Intangible assets	2,000	36	—	2,036
Prepaid expenses and other	16,756	2,302	—	19,058
Deferred tax asset	14,744	—	—	14,744

Total current assets	116,711	112,070	—	228,781
Property and Equipment:
Proved oil and gas properties, full-cost method	1,960,267	2,074,265	—	4,034,532
Unproved properties, not subject to amortization	185,580	14,357	—	199,937

Total oil and gas properties	2,145,847	2,088,622	—	4,234,469
Other property and equipment	32,632	34,668	—	67,300
Accumulated depreciation, depletion and amortization	(596,462)	(517,256)	—	(1,113,718)

Total property and equipment, net	1,582,017	1,606,034	—	3,188,051
Investment in Subsidiaries	1,225,624	—	(1,225,624)	—
Intercompany Receivables	139,116	120,523	(259,639)	—
Intercompany Note Receivable	176,200	—	(176,200)	—
Goodwill	—	295,598	—	295,598
Insurance Receivables	—	17,791	—	17,791
Derivative Financial Instruments	84	—	—	84
Other Assets, net of amortization	57,946	890	—	58,836

TOTAL ASSETS	$3,297,698	$2,152,906	$(1,661,463)	$3,789,141

Current Liabilities:
Accounts payable	$3,514	$—	$—	$3,514
Accrued liabilities	69,080	36,665	—	105,745
Accrued capital costs	167,385	56,945	—	224,330
Abandonment liability	1,553	36,967	—	38,520
Accrued interest	21,431	—	—	21,431
Derivative financial instruments	41,955	—	—	41,955

Total current liabilities	304,918	130,577	—	435,495

Long-Term Liabilities:
Abandonment liability	55,916	166,694		222,610
Deferred income tax	181,743	307,281	—	489,024
Intercompany payables	120,523	139,116	(259,639)	—
Derivative financial instruments	12,240	—	—	12,240
Long-term debt	910,000	—	—	910,000
Other long-term liabilities	63,190	7,414	—	70,604
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	1,343,612	796,705	(435,839)	1,704,478

Commitments and Contingencies (see Note 8)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2008
Common stock, $.0001 par value; 180,000,000 shares authorized, 88,820,553 shares issued and outstanding at September 30, 2008	9	5	(5)	9
Additional paid-in capital	1,062,357	886,142	(886,142)	1,062,357
Partner capital	—	30,646	(30,646)	—
Accumulated other comprehensive loss	(32,901)	—	—	(32,901)
Accumulated retained earnings	619,703	308,831	(308,831)	619,703

Total stockholders’ equity	1,649,168	1,225,624	(1,225,624)	1,649,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,297,698	$2,152,906	$(1,661,463)	$3,789,141

MARINER ENERGY, INC.
CONSOLIDATING BALANCE SHEET (Unaudited)
December 31, 2007
(In thousands except share data)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$18,589	$—	$—	$18,589
Receivables, net of allowances	64,727	93,047	—	157,774
Insurance receivables	3,950	22,733	—	26,683
Derivative financial instruments	11,863	—	—	11,863
Intangible assets	16,209	1,000	—	17,209
Prepaid expenses and other	9,092	1,538	—	10,630
Deferred tax asset	6,232	—	—	6,232

Total current assets	130,662	118,318	—	248,980

Property and Equipment:
Proved oil and gas properties, full-cost method	1,469,989	1,648,284	—	3,118,273
Unproved properties, not subject to amortization	40,025	430	—	40,455

Total oil and gas properties	1,510,014	1,648,714	—	3,158,728
Other property and equipment	15,495	50	—	15,545
Accumulated depreciation, depletion and amortization	(403,159)	(350,920)	—	(754,079)

Total property and equipment, net	1,122,350	1,297,844	—	2,420,194
Investment in Subsidiaries	1,014,548	—	(1,014,548)	—
Intercompany Receivables	46,015	—	(46,015)	—
Intercompany Note Receivable	176,200	—	(176,200)	—
Restricted Cash	—	5,000	—	5,000
Goodwill	—	295,598	—	295,598
Insurance Receivables	2,663	54,261	—	56,924
Derivative Financial Instruments	691	—	—	691
Other Assets, net of amortization	55,607	641	—	56,248

TOTAL ASSETS	$2,548,736	$1,771,662	$(1,236,763)	$3,083,635

Current Liabilities:
Accounts payable	$1,064	$—	$—	$1,064
Accrued liabilities	70,467	26,469	—	96,936
Accrued capital costs	85,839	73,171	—	159,010
Abandonment liability	4,383	26,602	—	30,985
Accrued interest	7,726	—	—	7,726
Derivative financial instruments	19,468	—	—	19,468

Total current liabilities	188,947	126,242	—	315,189

Long-Term Liabilities:
Abandonment liability	49,827	141,194	—	191,021
Deferred income tax	80,095	263,853	—	343,948
Derivative financial instruments	25,343	—	—	25,343
Intercompany payables	—	46,015	(46,015)	—
Long-term debt	779,000	—	—	779,000
Other long-term liabilities	34,506	3,609	—	38,115
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	968,771	630,871	(222,215)	1,377,427

Commitments and Contingencies (see Note 8)

Minority Interest	—	1	—	1

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2007	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 87,229,312 shares issued and outstanding at December 31, 2007	9	5	(5)	9
Additional paid-in capital	1,054,089	886,142	(886,142)	1,054,089
Partner capital	—	6,000	(6,000)	—
Accumulated other comprehensive loss	(22,576)	—	—	(22,576)
Accumulated retained earnings	359,496	122,401	(122,401)	359,496

Total stockholders’ equity	1,391,018	1,014,548	(1,014,548)	1,391,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,548,736	$1,771,662	$(1,236,763)	$3,083,635

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended September 30, 2008
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$92,898	$99,906	$—	$192,804
Oil	48,814	49,173	—	97,987
Natural gas liquids	13,055	11,486	—	24,541
Other revenues	1,198	1,360	—	2,558

Total revenues	155,965	161,925	—	317,890

Costs and Expenses:
Operating expenses	36,462	36,868	—	73,330
General and administrative expense	11,971	992	—	12,963
Depreciation, depletion and amortization	60,365	54,033	—	114,398
Other miscellaneous expense	(218)	(251)	—	(469)

Total costs and expenses	108,580	91,642	—	200,222

OPERATING INCOME	47,385	70,283	—	117,668
Earnings of Affiliates	52,556	—	(52,556)	—
Other Income (Expense):
Interest income	2,522	62	(2,215)	369
Interest expense, net of amounts capitalized	(17,637)	(2,085)	2,215	(17,507)

Income Before Taxes	84,826	68,260	(52,556)	100,530
Provision for Income Taxes	(20,135)	(15,704)	—	(35,839)

NET INCOME	$64,691	$52,556	$(52,556)	$64,691

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended September 30, 2007
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$56,985	$54,470	$—	$111,455
Oil	36,293	33,549	—	69,842
Natural gas liquids	8,462	5,855	—	14,317
Other revenues	870	—	—	870

Total revenues	102,610	93,874	—	196,484

Costs and Expenses:
Operating expenses	14,036	24,298	—	38,334
General and administrative expense	10,557	613	—	11,170
Depreciation, depletion and amortization	41,892	49,244	—	91,136
Other miscellaneous expense	363	4,285	—	4,648

Total costs and expenses	66,848	78,440	—	145,288

OPERATING INCOME	35,762	15,434	—	51,196
Earnings of Affiliates	8,174	—	(8,174)	—
Other Income (Expense):
Interest income	4,108	—	(3,633)	475
Interest expense, net of amounts capitalized	(13,900)	(3,736)	3,633	(14,003)
Other income	—	—	—	—

Income Before Taxes	34,144	11,698	(8,174)	37,668
Provision for Income Taxes	(11,616)	(3,524)	—	(15,140)

NET INCOME	$22,528	$8,174	$(8,174)	$22,528

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Nine Months Ended September 30, 2008
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$289,336	$333,369	$—	$622,705
Oil	186,960	169,197	—	356,157
Natural gas liquids	50,339	28,240	—	78,579
Other revenues	1,573	4,225	—	5,798

Total revenues	528,208	535,031	—	1,063,239

Costs and Expenses:
Operating expenses	89,337	101,229	—	190,566
General and administrative expense	37,387	1,862	—	39,249
Depreciation, depletion and amortization	196,945	178,225	—	375,170
Other miscellaneous expense	943	(198)	—	745

Total costs and expenses	324,612	281,118	—	605,730

OPERATING INCOME	203,596	253,913	—	457,509
Earnings of Affiliates	186,430	—	(186,430)	—
Other Income (Expense):
Interest income	8,056	84	(7,164)	976
Interest expense, net of amounts capitalized	(53,444)	(7,361)	7,164	(53,641)

Income Before Taxes and Minority Interest	344,638	246,636	(186,430)	404,844
Provision for Income Taxes	(84,431)	(60,018)	—	(144,449)
Minority Interest Expense	—	(188)	—	(188)

NET INCOME	$260,207	$186,430	$(186,430)	$260,207

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Nine Months Ended September 30, 2007
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$192,901	$193,168	$—	$386,069
Oil	100,525	96,446	—	196,971
Natural gas liquids	20,545	14,334	—	34,879
Other revenues	3,111	140	—	3,251

Total revenues	317,082	304,088	—	621,170

Costs and Expenses:
Operating expenses	41,039	78,550	—	119,589
General and administrative expense	31,962	3,262	—	35,224
Depreciation, depletion and amortization	127,382	156,409	—	283,791
Other miscellaneous expense	1,401	3,709	—	5,110

Total costs and expenses	201,784	241,930	—	443,714

OPERATING INCOME	115,298	62,158	—	177,456
Earnings of Affiliates	37,731	—	(37,731)	—
Other Income (Expense):
Interest income	11,877	1	(10,881)	997
Interest expense, net of amounts capitalized	(39,932)	(11,172)	10,881	(40,223)
Other income	—	5,058	—	5,058

Income Before Taxes	124,974	56,045	(37,731)	143,288
Provision for Income Taxes	(31,281)	(18,314)	—	(49,595)

NET INCOME	$93,693	$37,731	$(37,731)	$93,693

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2008
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by operating activities	$611,124	$437,114	$(186,430)	$861,808

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(520,363)	(431,742)	—	(952,105)
Additions to other property and equipment	(15,029)	(34,618)	—	(49,647)
Restricted cash designated for investment	—	5,000	—	5,000

Net cash used in investing activities	(535,392)	(461,360)	—	(996,752)

Cash flow from financing activities:
Credit facility borrowings	938,000	—	—	938,000
Credit facility repayments	(807,000)	—	—	(807,000)
Other financing activities	(28,144)	24,646	—	(3,498)
Net activity in investment from subsidiaries	(186,430)	—	186,430	—

Net cash provided by financing activities	(83,574)	24,646	186,430	127,502

(Decrease) Increase in Cash and Cash Equivalents	(7,842)	400	—	(7,442)
Cash and Cash Equivalents at Beginning of Period	18,589	—	—	18,589

Cash and Cash Equivalents at End of Period	$10,747	$400	$—	$11,147

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2007
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by (used in) operating activities	$251,476	$188,729	$(37,731)	$402,474
Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(313,566)	(95,938)	—	(409,504)
Additions to other property and equipment	(1,470)	—	—	(1,470)
Restricted cash designated for investment	31,830	—	—	31,830
Other investing activities	18	1,113	—	1,131

Net cash used in investing activities	(283,188)	(94,825)	—	(378,013)

Cash flow from financing activities:
Credit facility borrowings	264,000	—	—	264,000
Credit facility repayments	(585,000)	—	—	(585,000)
Proceeds from note offering	300,000	—	—	300,000
Other financing activities	(7,458)	—	—	(7,458)
Net activity in investment from subsidiaries	56,173	(93,904)	37,731	—

Net cash (used in) provided by financing activities	27,715	(93,904)	37,731	(28,458)

Decrease in Cash and Cash Equivalents	(3,997)	—	—	(3,997)
Cash and Cash Equivalents at Beginning of Period	9,579	—	—	9,579

Cash and Cash Equivalents at End of Period	$5,582	$—	$—	$5,582

14. Subsequent Event
     On October 12, 2008, Mariner’s Board of Directors adopted a rights plan pursuant to which it declared and paid a dividend of one right (“Right”) for each outstanding share of the Company’s common stock to holders of record at the close of business on October 23, 2008. The rights plan is intended to safeguard the interests of Mariner’s stockholders by serving as a general deterrent to potentially unfair or coercive takeover practices, especially those exploiting market instability. The Rights generally would become exercisable if an acquiring party accumulates 10% or more of Mariner’s common stock and entitle holders of Rights to purchase stock of either Mariner or an acquiring entity at half of market value. The Rights are governed by a Rights Agreement, dated as of October 12, 2008, between Mariner and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”).
     Each Right entitles the registered holder to purchase from Mariner under certain circumstances a unit consisting of one one-thousandth of a share of its Series A Junior Participating Preferred Stock, par value $0.0001 per share, at a purchase price of $75.00 per fractional share, subject to adjustment. The Rights are not exercisable (and are transferable only with Mariner’s common stock) until a “Distribution Date” occurs (or they are earlier redeemed or expire), which generally occurs on the 10th day following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 10% or more of Mariner’s outstanding common stock or after the commencement or announcement of a tender offer or exchange offer which would result in any such person or group of persons acquiring such beneficial ownership. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of the Company.
     If a person becomes an Acquiring Person, holders of Rights will be entitled to purchase shares of Mariner’s common stock for one-half its current market price, as defined in the Rights Agreement. This is referred to as a “flip-in event” under the Rights Agreement. After any flip-in event, all Rights that are beneficially owned by an Acquiring Person, or by certain related parties, will be null and void. Mariner’s Board of Directors has the power to decide that a particular tender or exchange offer for all outstanding shares of Mariner’s common stock is fair to, and otherwise in the best interests of, its stockholders. If the Board makes this determination, the purchase of shares under the offer will not be a flip-in event.
     If, after there is an Acquiring Person, Mariner is acquired in a merger or other business combination transaction or 50% or more of its assets, earning power or cash flow are sold or transferred, each holder of a Right will have the right to purchase shares of the acquiring company’s common stock at a price of one-half the current market price of that stock. This is referred to as a “flip-over event” under the Rights Agreement. An Acquiring Person will not be entitled to exercise its Rights, which will have become void.
     The Rights expire on October 12, 2018 unless extended or earlier redeemed or exchanged by the Company. Mariner generally is entitled to redeem the Rights at $.001 per Right at any time until the tenth day after the Rights become exercisable. At any time after a flip-in event and before either a person becomes the beneficial owner of 50% or more of Mariner’s outstanding common stock or a flip-over event, the Company’s Board of Directors may decide to exchange the Rights for shares of Mariner’s common stock on a one-for-one basis. Rights owned by an Acquiring Person, which will have become void, will not be exchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For meanings of natural gas and oil terms used in this Quarterly Report, please refer to “Glossary of Oil and Natural Gas Terms” under “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Forward-Looking Statements
     Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Risk Factors” in Item 1A of Part II of this Quarterly Report regarding certain risk factors relating to the Company.
Overview
     We are an independent natural gas and oil exploration, development and production company with principal operations in the Permian Basin and the Gulf of Mexico. As of December 31, 2007, approximately 67% of our total estimated proved reserves were classified as proved developed, with approximately 46% of the total estimated proved reserves located in the Permian Basin, 15% in the Gulf of Mexico deepwater and 39% on the Gulf of Mexico shelf.
     Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil and our ability to find, develop and acquire oil and gas reserves that are economically recoverable and to control operating costs. The energy markets have historically been very volatile. During third quarter 2008, commodity prices were at high levels relative to prior periods but have decreased sharply since then. Commodity prices can be expected to fluctuate significantly in the future. Although we attempt to mitigate the impact of price declines and provide for more predictable cash flows through our hedging strategy, a substantial or extended decline in natural gas and oil prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of natural gas and oil reserves that we can economically produce and our access to capital. Conversely, the use of derivative instruments also can prevent us from realizing the full benefit of upward price movements.
     Hurricane Gustav
     On September 1, 2008, Hurricane Gustav crossed the eastern Gulf of Mexico and made landfall south-west of New Orleans. Based on our ongoing inspections, the storm appears to have inflicted only minor damage to Mariner’s operated assets. We currently do not believe that the cost of any repairs necessitated by Hurricane Gustav will exceed our $10 million per occurrence insurance deductible.
     Hurricane Ike
     On September 13, 2008, Hurricane Ike crossed the central Gulf of Mexico and made landfall near Galveston, Texas. Based on our ongoing inspections, only three producing Mariner-operated platforms, none of which were material to our operations, appear to have sustained significant damage. We currently estimate the damage from the storm at between $100 million and $120 million, substantially all of which we believe should be reimbursable under our insurance program, subject to our $10 million deductible. See “Hurricane Ike (2008)” in Note 8, “Commitments and Contingencies” in Item 1 of Part 1 of this Quarterly Report for a summary of our expected Ike insurance coverage.
     As of November 5, 2008, approximately 7 to 9 Bcfe of our net production (19 to 25% of pre-Hurricane net production) was shut-in as a result of the storm. These shut-ins are primarily attributable to damage to third-party owned transportation and processing infrastructure, including several offshore pipelines, which are expected to return to service over the next 60 to 90 days.

     Acquisitions
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
Third Quarter 2008 Highlights
     In the third quarter ended September 30, 2008, we reported net income of $64.7 million, an increase of 187% compared with third quarter 2007. Fully-diluted earnings per share (EPS) were $0.73, up 181% from $0.26 fully-diluted EPS reported for third quarter 2007. Other financial and operational highlights include:
•	Total revenues for third quarter 2008 increased 62% to $317.9 million, up from the $196.5 million reported for third quarter 2007.

•	Net cash provided by operations for the nine—month period ended September 30, 2008 increased 114% to $861.8 million, up from $402.5 million for the same period in 2007.

•	Hurricanes Gustav and Ike struck the Gulf of Mexico in September resulting in shut-ins that postponed an estimated 7 to 9 Bcfe (approximately 75 to 100 MMcfe/d) of production and the loss of three minor Mariner-operated producing platforms, as well as numerous hurricane damage repairs that we expect are covered by our insurance. In addition, Hurricane Ike resulted in a delay of initial production at Garden Banks 462 #1, known as Geauxpher, which now is expected during first quarter 2009.

•	Estimated average daily production for third quarter 2008 increased to 294 MMcfe per day, compared to 252 MMcfe per day for third quarter 2007.
Operational Update
     Offshore— Mariner drilled five offshore wells in the third quarter of 2008, three of which were successful. Information regarding the three successful wells is shown below.

Well Name	Operator	Working Interest	Water Depth (Ft)	Location
Garden Banks 462 #2	Mariner	60%	2815	Deepwater
Vermillion 380 A21	Mariner	100%	340	Conventional Shelf
East Cameron 14#13	Mariner	50%	34	Conventional Shelf
     Mariner has been successful in 13 of 17 offshore wells drilled during the first nine months of 2008. As of September 30, 2008, seven offshore wells were drilling.
     Mariner was the apparent high bidder on three blocks at the Outer Continental Shelf 207 Lease Sale held on August 20, 2008 by the Minerals Management Service of the United States Department of the Interior (“MMS”). The MMS has awarded all three blocks to the Company, yielding an aggregate exposure of $0.9 million. Mariner holds a 100% working interest in each of these blocks.
     Onshore — In the third quarter of 2008, Mariner drilled 29 development wells in the Permian Basin, all of which were successful. As of September 30, 2008, five rigs were operating on our Permian Basin properties.
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The following table sets forth summary information with respect to our natural gas and oil operations. Certain prior year amounts have been reclassified to conform to current year presentation.

	Three Months Ended
	September 30,		Increase
Summary Operating Information:	2008	2007	(Decrease)	% Change
	(In thousands, except net production, average sales prices, average unit
	costs per Mcfe and % change)
Net Production:
Natural gas (MMcf)	18,357	15,520	2,837	18%
Oil (MBbls)	1,054	988	66	7%
Natural gas liquids (MBbls)	402	292	110	38%
Total natural gas equivalent (MMcfe)	27,091	23,201	3,890	17%
Average daily production (MMcfe/d)	294	252	42	17%
Hedging Activities:
Natural gas revenue (loss) gain	$(12,275)	$14,750	$(27,025)	(183)%
Oil revenue loss	(29,866)	(3,802)	(26,064)	(686)%

Total hedging revenue (loss) gain	$(42,141)	$10,948	$(53,089)	(485)%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$10.50	$7.18	$3.32	46%
Natural gas (per Mcf) unhedged	11.17	6.23	4.94	79%
Oil (per Bbl) realized(1)	92.97	70.68	22.29	32%
Oil (per Bbl) unhedged	121.30	74.53	46.77	63%
Natural gas liquids (per Bbl) realized(1)	61.05	49.02	12.03	25%
Natural gas liquids (per Bbl) unhedged	61.05	49.02	12.03	25%
Total natural gas equivalent ($/Mcfe) realized(1)	11.64	8.43	3.21	38%
Total natural gas equivalent ($/Mcfe) unhedged	13.20	7.96	5.24	66%
Summary of Financial Information:
Natural gas revenue	$192,804	$111,455	$81,349	73%
Oil revenue	97,987	69,842	28,145	40%
Natural gas liquids revenue	24,541	14,317	10,224	71%
Other revenues	2,558	870	1,688	194%

Lease operating expense	64,456	33,034	31,422	95%
Severance and ad valorem taxes	4,813	3,085	1,728	56%
Transportation expense	4,061	2,215	1,846	83%
General and administrative expense	12,963	11,170	1,793	16%
Depreciation, depletion and amortization	114,398	91,136	23,262	26%
Other miscellaneous expense	(469)	4,648	(5,117)	(110)%

Net interest expense	17,138	13,528	3,610	27%

	Three Months Ended
	September 30,		Increase
Summary Operating Information:	2008	2007	(Decrease)	% Change
	(In thousands, except net production, average sales prices, average unit
	costs per Mcfe and % change)
Income before taxes and minority interest	100,530	37,668	62,862	167%

Provision for income taxes	35,839	15,140	20,699	137%

Net Income	64,691	22,528	42,163	187%

Average Unit Costs per Mcfe:
Lease operating expense	$2.38	$1.42	$0.96	68%
Severance and ad valorem taxes	0.18	0.13	0.05	38%
Transportation expense	0.15	0.10	0.05	50%
General and administrative expense	0.48	0.48	—	—
Depreciation, depletion and amortization	4.22	3.93	0.29	7%

(1)	Average sales prices include the effects of hedging
     Net Income for third quarter 2008 was $64.7 million compared to $22.5 million for the comparable period in 2007. Basic and fully-diluted earnings per share for third quarter 2008 were $0.74 and $0.73, respectively compared to $0.26 for each measure for third quarter 2007.
     Net Production for third quarter 2008 increased 17% compared to third quarter 2007 as a result of increased production from our Gulf of Mexico and onshore properties. Net production in the Gulf of Mexico for third quarter 2008 increased 16% to 23.5 Bcfe from 20.3 Bcfe for third quarter 2007 primarily reflecting the start up of production from several new projects, most notably Northwest Nansen located in East Breaks 602 (which contributed 3.4 Bcfe during the quarter) and Bass Lite located in Atwater 426 (which contributed 2.5 Bcfe during the quarter), and the impact of our acquisition of MGOM (which contributed 3.1 Bcfe during the quarter). Production was adversely affected in third quarter 2008 by Hurricanes Gustav and Ike which resulted in shut-in net production (assuming pre-hurricane net production levels remained constant) for the quarter of approximately 7 to 9 Bcfe from our Gulf of Mexico shelf properties. Onshore production for third quarter 2008 increased 24% to 3.6 Bcfe from 2.9 Bcfe for third quarter 2007 primarily as a result of our December 31, 2007 Permian Basin acquisition (see Note 2, “Acquisitions and Dispositions” in Item 1 of Part 1 of this Quarterly Report), as well as other minor acquisitions and the results of our drilling and completion of additional wells in the Permian Basin. Natural gas production comprised approximately 68% and 67% of total net production for third quarter 2008 and 2007, respectively.
     Natural gas, oil and NGL revenues for third quarter 2008 increased 61% to $315.3 million compared to $195.6 million for third quarter 2007 as a result of increased pricing (approximately $87.0 million, net of the effect of hedging), and increased production (approximately $32.8 million).
     During third quarter 2008, our revenues reflect a net recognized hedging loss of $42.1 million comprised of $46.9 million in unfavorable cash settlements and an unrealized gain of $4.8 million related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging gain of $10.9 million for the same quarter in 2007, comprised of $11.5 million of favorable cash settlements and an unrealized loss of $0.6 million related to the ineffective portion not eligible for deferral under SFAS 133.
     The effects of hedging activities on our average sales prices were as follows:

			Hedging
	Realized	Unhedged	(Loss) Gain	% Change
Third quarter 2008:
Natural gas (per Mcf)	$10.50	$11.17	$(0.67)	(6)%
Oil (per Bbl)	92.97	121.30	(28.33)	(23)%

Third quarter 2007:
Natural gas (per Mcf)	$7.18	$6.23	$0.95	15%
Oil (per Bbl)	70.68	74.53	(3.85)	(5)%
     Other revenues for third quarter 2008 increased approximately $1.7 million to $2.6 million from $0.9 million for third quarter 2007 as a result of imputed rental income from the lease of office property acquired by the Company in January 2008 and increased transportation income from our gathering system in the Permian Basin.

     Lease operating expense (“LOE”) for third quarter 2008 increased approximately $31.4 million to $64.4 million from $33.0 million for third quarter 2007, primarily as a result of start-up production in February 2008 from Bass Lite and Northwest Nansen, which contributed $6.0 in additional expense during third quarter 2008. In addition, the acquisition of MGOM contributed an additional $2.4 million in LOE expense for the third quarter 2008 as compared to the same quarter in 2007. LOE was also impacted by increased property insurance premiums (particularly for windstorm coverage) and a $7.3 million increase in the multiple-year retrospective premium adjustment payable to OIL. LOE on a unit cost basis was up substantially period-over-period due primarily to the shut-in of production in September 2008 due to Hurricanes Gustav and Ike.
     Severance and ad valorem tax for third quarter 2008 increased approximately $1.7 million to $4.8 million from $3.1 million for third quarter 2007 due primarily to increased severance as a result of higher natural gas and oil prices and increased production resulting from the drilling and completion of additional wells and our acquisition of additional interests in the Permian Basin.
     Transportation expense for third quarter 2008 increased approximately $1.9 million to $4.1 million from $2.2 million for third quarter 2007 due primarily to commencement of production at Bass Lite, Northwest Nansen, Galveston 352 and High Island A467. Increased production at Mississippi Canyon 674, also contributed to the increase.
     General and administrative (“G&A”) expense for third quarter 2008 increased approximately $1.8 million to $13.0 million from $11.2 million for third quarter 2007. The increase was due primarily to an increase in stock compensation expense for third quarter 2008 of approximately $2.3 million to $4.8 million from $2.5 million for third quarter 2007.
     Depreciation, depletion, and amortization (“DD&A”) expense for third quarter 2008 increased approximately $23.3 million to $114.4 million from $91.1 million for third quarter 2007, primarily as a result of increased production from our acquisition of MGOM and additional interests in Permian Basin properties, start-up production from Bass Lite and Northwest Nansen, and higher costs. DD&A increased on a per unit basis over the same period in 2007 primarily due to our acquisition of MGOM as well as higher exploration and development costs, of which only a portion of reserves related to those costs have been recognized.
     Net interest expense for third quarter 2008 increased approximately $3.6 million to $17.1 million from $13.5 million for third quarter 2007 due primarily to an increase in average daily debt levels, partially offset by lower interest rates.
     Income before taxes and minority interest for third quarter 2008 increased approximately $62.9 million to $100.5 million from $37.6 million for third quarter 2007 due to increased operating income, partially offset by increased net interest expense discussed above.
     Provision for income taxes for third quarter 2008 reflected an effective tax rate of 35.7% as compared to 40.2% for third quarter 2007. The decrease in our effective tax rate is due primarily to a permanent book-tax difference attributable to post-allocation period activity in 2007 related to our acquisition of Forest’s Gulf of Mexico operations.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     The following table sets forth summary information with respect to our natural gas and oil operations. Certain prior year amounts have been reclassified to conform to current year presentation.

	Nine Months Ended
	September 30,		Increase
Summary Operating Information:	2008	2007	(Decrease)	% Change
	(In thousands, except net production, average sales prices, average
	unit costs per Mcfe and % change)
Net Production:
Natural gas (MMcf)	63,672	49,388	14,284	29%
Oil (MBbls)	3,905	3,116	789	25%
Natural gas liquids (MBbls)	1,290	851	439	52%
Total natural gas equivalent (MMcfe)	94,840	73,186	21,654	30%
Average daily production (MMcfe/d)	346	268	78	29%
Hedging Activities:
Natural gas revenue (loss) gain	$(39,177)	$42,723	$(81,900)	(192)%
Oil revenue loss	(84,352)	(3,332)	(81,020)	(2,432)%

Total hedging revenue (loss) gain	$(123,529)	$39,391	$(162,920)	(414)%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$9.78	$7.82	$1.96	25%
Natural gas (per Mcf) unhedged	10.40	6.95	3.45	50%
Oil (per Bbl) realized(1)	91.21	63.22	27.99	44%
Oil (per Bbl) unhedged	112.81	64.29	48.52	75%
Natural gas liquids (per Bbl) realized(1)	60.91	41.00	19.91	49%
Natural gas liquids (per Bbl) unhedged	60.91	41.00	19.91	49%
Total natural gas equivalent ($/Mcfe) realized(1)	11.15	8.44	2.71	32%
Total natural gas equivalent ($/Mcfe) unhedged	12.45	7.90	4.55	58%
Summary of Financial Information:
Natural gas revenue	$622,705	$386,069	$236,636	61%
Oil revenue	356,157	196,971	159,186	81%
Natural gas liquids revenue	78,579	34,879	43,700	125%
Other revenues	5,798	3,251	2,547	78%

Lease operating expense	164,603	105,106	59,497	57%
Severance and ad valorem taxes	14,686	8,963	5,723	64%
Transportation expense	11,277	5,520	5,757	104%
General and administrative expense	39,249	35,224	4,025	11%
Depreciation, depletion and amortization	375,170	283,791	91,379	32%
Other miscellaneous expense	745	5,110	(4,365)	(85)%

Net interest expense	52,665	39,226	13,439	34%
Other income (expense)	—	5,058	(5,058)	(100)%
Income before taxes and minority interest	404,844	143,288	261,556	183%
Provision for income taxes	144,449	49,595	94,854	191%
Net Income	260,207	93,693	166,514	178%
Average Unit Costs per Mcfe:
Lease operating expense	$1.74	$1.44	$0.30	21%
Severance and ad valorem taxes	0.15	0.12	0.03	25%
Transportation expense	0.12	0.08	0.04	50%
General and administrative expense	0.41	0.48	(0.07)	(15)%
Depreciation, depletion and amortization	3.96	3.88	0.08	2%

(1)	Average sales prices include the effects of hedging
     Net Income for the first nine months of 2008 was $260.2 million compared to $93.7 million for the comparable period in 2007. Basic and fully-diluted earnings per share for the first nine months of 2008 were $2.98 and $2.95, respectively, compared to $1.09 for each measure for the first nine months of 2007.
     Net Production for the first nine months of 2008 increased 30% compared to the first nine months of 2007 as a result of increased production from our Gulf of Mexico deepwater and onshore properties. Net production in the Gulf of Mexico for the first nine months of 2008 increased 29% to 83.8 Bcfe from 65.0 Bcfe for the first nine months of 2007 primarily reflecting the start up of production from several new projects, most notably, Northwest Nansen (which contributed 9.5 Bcfe for the first nine months) and Bass Lite (which contributed 4.9 Bcfe for the first nine months), and the impact of our acquisition of MGOM (which contributed 11.0 Bcfe for the first nine months). Production during the first nine months of 2008 was adversely affected in the third quarter by Hurricanes Gustav and Ike which resulted in net shut-in production (assuming pre-hurricane net production levels remained constant) of approximately 7 to 9 Bcfe from our Gulf of Mexico shelf properties. Onshore production for the first nine months of 2008 increased 34% to 11.0 Bcfe from 8.2 Bcfe for the first nine months of 2007 primarily as a result of our acquisition of additional interests in the Permian Basin (which contributed 2.1 Bcfe for the first nine months). Natural gas production comprised approximately 67% of total net production for each of the first nine months of 2008 and 2007.
     Natural gas, oil and NGL revenues for the first nine months of 2008 increased 71% to $1,057.4 million compared to $617.9 million for the first nine months of 2007 as a result of increased pricing (approximately $257.0 million, net of the effect of hedging), and increased production (approximately $182.7 million).
     During the first nine months of 2008, our revenues reflect a net recognized hedging loss of $123.5 million comprised of $121.9 million in unfavorable cash settlements and an unrealized loss of $1.6 million related to the ineffective portion under SFAS 133. This compares to a net recognized hedging gain of approximately $39.4 million for the first nine months of 2007, comprised of $42.0 million in favorable cash settlements and an unrealized loss of $2.6 million related to the ineffective portion not eligible for deferral under SFAS 133.
     The effects of hedging activities on our average sales prices were as follows:

			Hedging
	Realized	Unhedged	(Loss) Gain	% Change
Nine Months Ended September 30, 2008:
Natural gas (per Mcf)	$9.78	$10.40	$(0.62)	(6)%
Oil (per Bbl)	91.21	112.81	(21.60)	(19)%

Nine Months Ended September 30, 2007:
Natural gas (per Mcf)	$7.82	$6.95	$0.87	13%
Oil (per Bbl)	63.22	64.29	(1.07)	(2)%
     Other revenues for the first nine months of 2008 increased approximately $2.5 million to $5.8 million from $3.3 million for the first nine months of 2007 as a result of imputed rental income from the lease of office property acquired by the Company in January 2008, offset by decreased transportation income from our gathering system in the Permian Basin.
     Lease operating expense for the first nine months of 2008 increased approximately $59.5 million to $164.6 million from $105.1 million for the first nine months of 2007, primarily as a result of start-up production in February 2008 from Bass Lite and Northwest Nansen, the acquisition of MGOM, and the impact of the additional Permian Basin assets acquired at year-end 2007, which are long-lived and typically carry a higher per-unit LOE. LOE was also impacted by increased property insurance premiums (particularly for windstorm coverage) and a $14.4 million multiple-year retrospective premium adjustment payable to OIL.
     Severance and ad valorem tax for the first nine months of 2008 increased approximately $5.7 million to $14.7 million from $9.0 million for the first nine months of 2007 due to increased severance as a result of higher oil prices and increased production resulting from the drilling and completion of additional wells and our acquisition of additional interests in the Permian Basin.
     Transportation expense for the first nine months of 2008 increased approximately $5.8 million to $11.3 million from $5.5 million for the first nine months of 2007 due primarily to commencement of production at Bass Lite, Northwest Nansen, Galveston 352 and High Island A467. Increased production at Pluto also contributed to the increase.
     General and administrative expense for the first nine months of 2008 increased approximately $4.0 million to $39.2 million from $35.2 million for the first nine months of 2007. The increase is due primarily to an increase in stock compensation expense of approximately $6.1 million to $12.0 million from $5.9 million for the first nine months of 2007. Beginning in 2008, that portion of Lafayette and Midland office expense that is directly related to production activity is classified as LOE, and stock compensation expense attributable to those non-officer employees directly engaged in exploration, development and acquisition activities is capitalized.

     Depreciation, depletion, and amortization expense for the first nine months of 2008 increased approximately $91.4 million to $375.2 million from $283.8 million for the first nine months of 2007, primarily as a result of increased production from our acquisitions of MGOM and additional interests in Permian Basin properties, and start-up production from Bass Lite and Northwest Nansen.
     Net interest expense for the first nine months of 2008 increased approximately $13.4 million to $52.7 million from $39.2 million for the first nine months of 2007 due primarily to an increase in average daily debt levels, partially offset by lower interest rates, and an additional four months of interest expense related to our 8% Senior Notes due 2017 issued on April 30, 2007.
     Other income for the first nine months of 2007 reflected a partial cash settlement of $5.4 million received in January 2007 related to our 2006 acquisition of Forest’s Gulf of Mexico operations, net of acquisition-related expenses.
     Income before taxes and minority interest for the first nine months of 2008 increased approximately $261.5 million to $404.8 million from $143.3 million for the first nine months of 2007 due to increased operating income, partially offset by increased net interest expense as discussed above.
     Provision for income taxes for the first nine months of 2008 reflected an effective tax rate of 35.7% as compared to 34.6% for the first nine months 2007. The increase in our effective tax rate is due primarily to a permanent book-tax difference attributable to post-allocation period activity in 2007 related to our acquisition of Forest’s Gulf of Mexico operations.
Liquidity and Capital Resources
     Net cash provided by operating activities increased by $459.3 million to $861.8 million from $402.5 million for the nine months ended September 30, 2008 and 2007, respectively. The increase was a function of higher production, contributing $182.7 million of additional revenue (partially offset by higher lease operating expense), an increase in realized price, contributing $257.0 million of additional revenue and $64.4 million of hurricane-related insurance recoveries.
     As of September 30, 2008, the Company had a working capital deficit of $206.7 million, including net current derivative liabilities of $38.1 million and deferred tax assets of $14.7 million. In addition, working capital was negatively impacted by accrued capital expenditures of $224.3 million. We expect that this deficit will be funded by cash flow from operating activities and borrowings under our bank credit facility, as needed.
     Net cash flows used in investing activities increased by $618.8 million to $996.8 million from $378.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase was due primarily to the acquisition of MGOM (including approximately $15.0 million of mid-stream assets reflected in other property), increased capital expenditures attributable to increased activity in our drilling programs, and an increase in other property reflecting an investment of approximately $27.4 million in office property. This increase was partially offset by $31.8 million of restricted cash received in January 2007 from the sale of our interest in Garden Banks 422 (Cottonwood).
     Net cash flows provided by financing activities increased by $156.0 million to $127.5 million for the nine months ended September 30, 2008 as compared to net cash flows used by financing activities of $28.5 million for the comparable period in 2007. This increase was due primarily to $223.5 million borrowed in January 2008 under our bank credit facility to finance the purchase of MGOM and net increased borrowings of $228.5 million for working capital requirements. This increase was partially offset by proceeds from our issuance in April 2007 of $300.0 million aggregate principal amount of 8% senior notes.

     Capital Expenditures — The following table presents major components of our capital expenditures during the nine months ended September 30, 2008.

	In thousands	Percentage
Capital Expenditures:
Offshore natural gas and oil development	$343,475	31%
Acquisitions	254,391	23%
Natural gas and oil exploration	226,991	21%
Leasehold Acquisitions	148,771	13%
Onshore natural gas and oil development	78,387	7%
Other items (primarily capitalized overhead)	51,888	5%

Total capital expenditures	$1,103,903	100%

     The above table reflects non-cash capital accruals of $65.3 million that are a component of working capital changes in the statement of cash flows.
     Bank Credit Facility — Mariner is party to a revolving line of secured credit with a syndicate of banks led by Union Bank of California, N.A. and BNP Paribas. On June 2, 2008, the bank credit facility was amended to increase the borrowing base to $850.0 million, subject to periodic redetermination. On January 31, 2008, the bank credit facility was amended to increase the facility’s maximum credit availability to $1.0 billion, including up to $50.0 million in letters of credit, subject to an increased borrowing base of $750.0 million at that time. The amendment also extended the facility’s term to January 31, 2012; terminated a dedicated $40.0 million letter of credit facility; and added as a permitted use of loan proceeds the funding of Mariner’s purchase of MGOM.
     The bank credit facility is secured by substantially all of our assets. As of September 30, 2008, the borrowing base remained at $850.0 million subject to the lenders’ periodic redetermination of our oil and gas reserves and other factors. The next regularly scheduled redetermination is in November 2008 when we expect the borrowing base to be affirmed at $850.0 million. Any increase in the borrowing base requires the consent of all lenders. As of November 5, 2008, we had $430.0 million in advances outstanding under our bank credit facility and five letters of credit outstanding totaling $7.2 million, of which $4.2 million is required for plugging and abandonment obligations at certain of our offshore fields. As of November 5, 2008, after accounting for the $7.2 million of letters of credit, we had $412.8 million available under the credit facility.
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
     2008 Capital Expenditures. We anticipate that our base operating capital expenditures for 2008 will be approximately $1.1 billion (excluding acquisitions and hurricane-related expenditures), an increase of approximately $350.0 million from budget due to drilling success and cash flow experience during the year. Approximately 56% of the base operating capital program is planned to be allocated to development activities, 41% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we expect to incur additional hurricane-related abandonment costs during 2008 related to Hurricanes Katrina and Rita of approximately $42.0 million, a portion of which may be covered under applicable insurance, although final recovery or settlement is not expected to occur during the next 12 months.
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
     Based on our current operating plan and assumed price case, we believe that our expected cash flow from operations and continued access to our bank credit facility allow us ample liquidity to conduct our operations as planned for the foreseeable future. However, the timing of expenditures (especially regarding deepwater projects) is unpredictable, and our cash flows are heavily dependent on the natural gas and oil commodity markets. If either oil or natural gas commodity prices decrease materially below management’s assumptions, our ability to finance our planned capital expenditures could be affected negatively. Moreover, amounts available for borrowing under our bank credit facility are largely dependent on our level of estimated proved reserves and our lenders’ outlook for natural gas and oil prices. If either our estimated proved reserves or lenders’ price outlook decreases, amounts available to borrow under our bank credit facility could be reduced. If our cash flows are less than anticipated or amounts available for borrowing are reduced, we may be forced to defer planned capital expenditures.
Off-Balance Sheet Arrangements
     Letters of Credit —Our bank credit facility has a letter of credit facility for up to $50.0 million that is included as a use of the borrowing base. As of November 5, 2008, five such letters of credit totaling $7.2 million were outstanding.
     Please refer to “—Liquidity and Capital Resources—Bank Credit Facility” for further discussion of these letters of credit.
Fair Value Measurement
     We determine fair value for our natural gas and crude oil costless collars using fair value measurements based on the Black-Scholes valuation model, adjusted for credit risk. The credit risk adjustment for collar liabilities is based on our credit quality and the credit risk adjustment for collar assets is based on the credit quality of our counterparty. Such valuations have historically approximated our exit price for such derivatives. We validate the fair value measurements of our collars using a Black-Scholes pricing model using observable market data, to the extent available, and unobservable or adjusted data, if observable data is not available or is not representative of fair value. As of September 30, 2008, our internal calculations of fair value were determined using market data.
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

     During the nine-month period ended September 30, 2008, we recorded a liability for the decrease in the fair value of our derivative financial instruments of $18.0 million, principally due to the increase in natural gas and oil commodity prices above our swap prices and ceiling prices in our collars. The decrease was comprised of approximately $121.9 million of unfavorable cash hedging settlements during the period reflected in natural gas and oil revenues, an unrealized, non cash, loss due to hedging ineffectiveness under SFAS 133 of approximately $1.6 million reflected in natural gas revenues, and a decrease in accumulated other comprehensive loss of approximately $69.2 million, net of income taxes of $25.8 million.
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
Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, see Note 1 “Summary of Significant Accounting Policies” and Note 11 “Fair Value Measurement” under Item 1 “Unaudited Consolidated Financial Statements” of Part 1 of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Prices and Related Hedging Activities
     Our major market risk exposure continues to be the prices applicable to our natural gas and oil production. The sales price of our production is primarily driven by the prevailing market price. The energy markets historically have been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of natural gas and oil on our operations, management has adopted a policy of hedging natural gas and oil prices from time to time primarily through the use of commodity price swap agreements and costless collar arrangements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark-to-market change in fair value is recognized in natural gas and oil revenue. Loss of hedge accounting and cash flow designation will cause volatility in earnings. The fair values we report in our financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.
     The effects on our natural gas and oil revenues from our hedging activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Cash (loss) gain on settlements	$(46,968)	$11,547	$(121,882)	$42,037
(Loss) Gain on hedge ineffectiveness (1)	4,827	(599)	(1,647)	(2,646)

Total	$(42,141)	$10,948	$(123,529)	$39,391

(1)	Unrealized (loss) gain recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.

     As of September 30, 2008, we had the following hedge contracts outstanding:

			Weighted Average	Fair Value
Period	Instrument Type	Quantity	Price	Asset/(Liability)
				(In thousands)
Natural Gas (MMbtus)
2008
October 1—December 31	Fixed Price Swaps	8,121,944	$8.36 Fixed	$6,367
October 1—December 31	Costless Collars	2,760,000	$7.83 Floor - $14.60 Ceiling	37
2009
January 1—September 30	Fixed Price Swaps	25,116,524	$8.47 Fixed	11,633
October 1—December 31	Fixed Price Swaps	6,525,560	$8.48 Fixed	(637)

Crude Oil (Bbls)
2008
October 1—December 31	Fixed Price Swaps	483,920	$78.69 Fixed	(10,407)
October 1—December 31	Costless Collars	243,432	$61.64 Floor - $86.80 Ceiling	(3,757)
2009
January 1—September 30	Fixed Price Swaps	1,715,890	$76.22 Fixed	(41,935)
October 1—December 31	Fixed Price Swaps	456,320	$75.88 Fixed	(11,519)

Total				$(50,218)

     As of September 30, 2008, the Company expects $38.1 million in accumulated other comprehensive income to be reclassified as a decrease to natural gas and oil revenues within the next 12 months. As of November 5, 2008, the Company had not entered into any hedge transactions subsequent to September 30, 2008.
     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on January 31, 2012, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. As of September 30, 2008, the interest rate on our outstanding bank debt was 3.78%. If the balance of our bank debt at September 30, 2008 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $293,000 per quarter.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of September 30, 2008 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting

     There were no changes that occurred during the quarter ended September 30, 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural events and natural disasters such as loop currents, hurricanes, fires, floods and other natural events, catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness; and

•	risks related to significant acquisitions or other strategic transactions, such as failure to realize expected benefits or objectives for future operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
July 1, 2008 to July 31, 2008 (1)	1,656	$36.97	—	—
August 1, 2008 to August 31, 2008 (1)	601	$28.18	—	—
September 1, 2008 to September 30, 2008 (1)	5,690	$25.84	—	—

Total	7,947	$28.34	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.
Item 6. Exhibits

Number	Description
2.1*	Agreement and Plan of Merger dated as of September 9, 2005 among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.2*	Letter Agreement dated as of February 3, 2006 among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

2.5*	Membership Interest Purchase Agreement by and between Hydro Gulf of Mexico, Inc. and Mariner Energy, Inc., executed December 23, 2007 (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on February 5, 2008).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Certificate of Designations of Series A Junior Participating Preferred Stock of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.1 to Mariner’s Form 8-K filed on October 14, 2008).

Number	Description
3.3*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.5*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.6*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.7*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.8*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.9*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.10*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.11*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.3+	Form of Restricted Stock Agreement for grants made after August 24, 2008 as part of 2008 Long-Term Performance-Based Restricted Stock Program under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan.

10.4*+	Form of Restricted Stock Agreement for grants made before August 25, 2008 as part of 2008 Long-Term Performance-Based Restricted Stock Program under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Mariner’s Form 8-K filed on June 19, 2008).

Number	Description
10.5+	Amendment, dated as of August 25, 2008, to outstanding Restricted Stock Agreements covering grants made before August 25, 2008 as part of 2008 Long-Term Performance-Based Restricted Stock Program under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan.

23.1	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.

+	Management contract, plan or arrangement.
          In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

Mariner Energy, Inc.
By:	/s/ Scott D. Josey
Scott D. Josey,
Chairman of the Board, Chief Executive Officer and President

By:	/s/ John H. Karnes
John H. Karnes,
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Number	Description
2.1*	Agreement and Plan of Merger dated as of September 9, 2005 among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.2*	Letter Agreement dated as of February 3, 2006 among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

2.5*	Membership Interest Purchase Agreement by and between Hydro Gulf of Mexico, Inc. and Mariner Energy, Inc., executed December 23, 2007 (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on February 5, 2008).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Certificate of Designations of Series A Junior Participating Preferred Stock of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.1 to Mariner’s Form 8-K filed on October 14, 2008).

3.3*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.5*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.6*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.7*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.8*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

Number	Description
4.9*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.10*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.11*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.3+	Form of Restricted Stock Agreement for grants made after August 24, 2008 as part of 2008 Long-Term Performance-Based Restricted Stock Program under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan.

10.4*+	Form of Restricted Stock Agreement for grants made before August 25, 2008 as part of 2008 Long-Term Performance-Based Restricted Stock Program under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Mariner’s Form 8-K filed on June 19, 2008).

10.5+	Amendment, dated as of August 25, 2008, to outstanding Restricted Stock Agreements covering grants made before August 25, 2008 as part of 2008 Long-Term Performance-Based Restricted Stock Program under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan.

23.1	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.

+	Management contract, plan or arrangement.
     In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.