Form 10-K/A
period 2008-12-31
MARINER ENERGY INC
filed 2009-03-06
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) is to amend Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 (the “2008 10-K”). The amendments correct two tables in note 16 (Supplemental Oil and Gas Reserve and Standardized Measure Information (Unaudited)) to the consolidated financial statements. Corrections have been made to the table presenting “Estimated Quantities of Proved Reserves” and in the table presenting the principal sources of change in the Standardized Measure of discounted future net cash flows. The corrections do not change the total estimated quantities of proved reserves as of December 31, 2008 or the Standardized Measure of discounted future net cash flows as of December 31, 2008 reported in those tables in the 2008 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends and restates Item 8 of Part II of the 2008 10-K in its entirety. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV.

For ease in preparing our annual report to stockholders under Rule 14a-3 of the Exchange Act, which historically has consisted primarily of our Form 10-K for a given year, this Form 10-K/A restates, without change, Items 1 through 4 of Part I, Items 5 through 7A and 9 through 9B of Part II, and Items 10 through 14 of Part III of the 2008 10-K.

Except as noted above, this Annual Report Form 10-K/A does not reflect events occurring after the filing of the 2008 10-K on March 2, 2009 and no attempt has been made in this Form 10-K/A to modify or update other disclosures made in the 2008 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC after the filing of the 2008 10-K.

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

ESTIMATED QUANTITIES OF PROVED RESERVES

			Natural Gas
	Oil & NGLs	Natural Gas	Equivalent
	(Mbbl)	(MMcf)	(MMcfe)

December 31, 2005	21,647	207,686	337,568

Revisions of previous estimates	8,685	(58,055)	(5,947)
Extensions, discoveries and other additions	9,823	93,112	152,050
Purchases of reserves in place	12,410	244,741	319,201
Sales of reserves in place	(354)	(4,733)	(6,857)
Production	(4,075)	(56,064)	(80,512)

December 31, 2006	48,136	426,687	715,503

Revisions of previous estimates	5,690	2,506	36,643
Extensions, discoveries and other additions	4,671	61,548	89,576
Purchases of reserves in place	11,763	25,832	96,407
Sales of reserves in place	(283)	(341)	(2,041)
Production	(5,414)	(67,793)	(100,273)

December 31, 2007	64,563	448,439	835,815

Revisions of previous estimates	(2,404)	(29,839)	(44,264)
Extensions, discoveries and other additions	9,525	137,792	194,855
Purchases of reserves in place	4,102	81,500	106,112
Sales of reserves in place	(40)	(18)	(258)
Production	(6,439)	(79,756)	(118,389)

December 31, 2008	69,304	558,048	973,871

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

MARINER ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2008, 2007 and 2006

The following are the principal sources of change in the Standardized Measure of discounted future net cash flows (in thousands):

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Standardized Measure — January 1,	$2,231,909	$1,239,861	$906,565
Sales and transfers of oil and gas produced, net of production costs	(983,131)	(698,652)	(553,766)
Net changes in prices and production costs	(1,203,277)	470,932	(434,364)
Extensions and discoveries, net of future development and production costs	245,718	202,272	311,077
Purchases of reserves in place	157,125	353,441	568,576
Development costs during period and net change in development costs	(89,099)	812,655	245,050
Revision of previous quantity estimates	(74,844)	175,039	101,331
Sales of reserves in place	(1,956)	(1,383)	(10,642)
Net change in income taxes	647,837	(510,611)	53,549
Accretion of discount before income taxes	306,421	123,986	90,656
Changes in production rates (timing) and other	246,083	64,369	(38,171)

Standardized Measure — December 31,	$1,483,007	$2,231,909	$1,239,861

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.	Controls and Procedures.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2009.

Mariner Energy, Inc.

By:	/s/ Scott D. Josey
Scott D. Josey,
Chairman of the Board, Chief Executive
Officer and President

INDEX TO EXHIBITS

Number		Description

2.1	*	Agreement and Plan of Merger dated as of September 9, 2005 among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
2.2	*	Letter Agreement dated as of February 3, 2006 among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
2.3	*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).
2.4	*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).
2.5	*	Membership Interest Purchase Agreement by and between Hydro Gulf of Mexico, Inc. and Mariner Energy, Inc., executed December 23, 2007 (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on February 5, 2008).
3.1	*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).
3.2	*	Certificate of Designations of Series A Junior Participating Preferred Stock of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.1 to Mariner’s Form 8-K filed on October 14, 2008).
3.3	*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).
4.1	*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).
4.2	*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).
4.3	*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).
4.4	*	Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).
4.5	*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).
4.6	*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).
4.7	*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).
4.8	*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

Number		Description

4.9	*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).
4.10	*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).
4.11	*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).
4.12	*	Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).
10.1	*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).
10.2	*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).
10.3	*	Form of Indemnification Agreement between Mariner Energy, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.4	*	Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan, effective as of February 6, 2007 (incorporated by reference to Exhibit 10.3 to Mariner’s Form 10-K filed on April 2, 2007).
10.5	*	Form of Non-Qualified Stock Option Agreement, Mariner Energy, Inc. Amended and Restated Stock Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.5 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.6	*+	Form of Non-Qualified Stock Option Agreement, Mariner Energy, Inc. Amended and Restated Stock Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.6 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.7	*+	Form of Restricted Stock Agreement (directors) under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Mariner’s Form 10-K filed on April 2, 2007).
10.8	*+	Form of Restricted Stock Agreement (employee with employment agreement) under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Mariner’s Form 10-K filed on April 2, 2007).
10.9	*	Form of Restricted Stock Agreement (employee without employment agreement) under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Mariner’s Form 10-K filed on April 2, 2007).
10.10	*+	Form of Restricted Stock Agreement for grants made after August 24, 2008 as part of 2008 Long-Term Performance-Based Restricted Stock Program under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Mariner’s Form 10-Q filed on November 7, 2008).

Number		Description

10.11	*+	Form of Restricted Stock Agreement for grants made before August 25, 2008 as part of 2008 Long-Term Performance-Based Restricted Stock Program under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Mariner’s Form 8-K filed on June 19, 2008).
10.12	*+	Amendment, dated as of August 25, 2008, to outstanding Restricted Stock Agreements covering grants made before August 25, 2008 as part of 2008 Long-Term Performance-Based Restricted Stock Program under Mariner Energy, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Mariner’s Form 10-Q filed on November 7, 2008).
10.13	*	Form of Nonstatutory Stock Option Agreement for certain employees of Mariner Energy, Inc. or Mariner Energy Resources, Inc. who formerly held unvested options issued by Forest Oil Corporation (incorporated by reference to Exhibit 10.14 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.14	*	Mariner Energy, Inc. Equity Participation Plan, effective March 11, 2005 (incorporated by reference to Exhibit 10.10 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.15	*	First Amendment to Mariner Energy, Inc. Equity Participation Plan, effective as of March 16, 2006 (incorporated by reference to Exhibit 10.11 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.16	*+	Form of Restricted Stock Agreement, Mariner Energy, Inc. Equity Participation Plan for employees with employment agreements (incorporated by reference to Exhibit 10.12 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.17	*	Form of Restricted Stock Agreement, Mariner Energy, Inc. Equity Participation Plan for employees without employment agreements (incorporated by reference to Exhibit 10.13 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.18	*+	Compensation of Non-Employee Directors of Mariner Energy, Inc. (incorporated by reference to Exhibit 10.3 to Mariner’s Form 10-Q filed on November 14, 2007).
10.19	*+	Employment Agreement by and between Mariner Energy, Inc. and Scott D. Josey, dated February 7, 2005 (incorporated by reference to Exhibit 10.15 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.20	*+	Employment Agreement by and between Mariner Energy, Inc. and Dalton F. Polasek, dated February 7, 2005 (incorporated by reference to Exhibit 10.16 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.21	*+	Employment Agreement, by and between Mariner Energy, Inc. and John H. Karnes, dated as of October 16, 2006 (incorporated by reference to Exhibit 10.1 to Mariner’s current report on Form 8-K filed on October 18, 2006).
10.22	*+	Employment Agreement by and between Mariner Energy, Inc. and Michiel C. van den Bold, dated February 7, 2005 (incorporated by reference to Exhibit 10.17 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.23	*+	Amendment to Employment Agreement by and between Mariner Energy, Inc. and Michiel C. van den Bold, dated as of June 8, 2006 (incorporated by reference to Exhibit 10.18 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.24	*+	Second Amended and Restated Employment Agreement by and between Mariner Energy, Inc., Mariner Energy Resources, Inc. and Judd Hansen, dated June 8, 2006 (incorporated by reference to Exhibit 10.19 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
10.25	*	Registration Rights Agreement among Mariner Energy, Inc. and each of the investors identified therein, dated March 11, 2005 (incorporated by reference to Exhibit 10.24 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).
12	*	Statement regarding Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 to Mariner’s annual report Form 10-K filed on March 2, 2009).
21	*	List of subsidiaries of Mariner Energy, Inc. (incorporated by reference to Exhibit 21 to Mariner’s annual report Form 10-K filed on March 2, 2009).
23.1	*	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to Mariner’s annual report Form 10-K filed on March 2, 2009).

Number		Description

23.2	*	Consent of Ryder Scott Company, L.P. (incorporated by reference to Exhibit 23.2 to Mariner’s annual report Form 10-K filed on March 2, 2009).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.

+	Management contract, plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.