Form 10-Q
period 2009-03-31
MARINER ENERGY INC
filed 2009-05-11
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2009, there were 89,966,286 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Unaudited Condensed Consolidated Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,339	$3,251
Receivables, net of allowances of $7,182 and $3,868 as of March 31, 2009 and December 31, 2008, respectively	210,454	219,920
Insurance receivables	16,148	13,123
Derivative financial instruments	149,224	121,929
Intangible assets	1,805	2,353
Prepaid expenses and other	27,452	14,377

Total current assets	412,422	374,953
Property and Equipment:
Proved oil and gas properties, full-cost method	4,634,723	4,448,146
Unproved properties, not subject to amortization	192,738	201,121

Total oil and gas properties	4,827,461	4,649,267
Other property and equipment	53,612	53,115
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(2,557,169)	(1,767,028)
Other property and equipment	(6,163)	(5,477)

Total accumulated depreciation, depletion and amortization	(2,563,332)	(1,772,505)

Total property and equipment, net	2,317,741	2,929,877
Insurance Receivables	23,781	22,132
Other Assets, net of amortization	65,897	65,831

TOTAL ASSETS	$2,819,841	$3,392,793

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$2,490	$3,837
Accrued liabilities	91,689	107,815
Accrued capital costs	152,290	195,833
Deferred income tax	12,594	23,148
Abandonment liability	109,718	82,364
Accrued interest	21,284	12,567

Total current liabilities	390,065	425,564
Long-Term Liabilities:
Abandonment liability	327,548	325,880
Deferred income tax	108,876	319,766
Long-term debt	1,240,000	1,170,000
Other long-term liabilities	29,400	31,263

Total long-term liabilities	1,705,824	1,846,909

Commitments and Contingencies (see Note 8)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 90,006,593 shares issued and outstanding at March 31, 2009; 180,000,000 shares authorized, 88,846,073 shares issued and outstanding at December 31, 2008	9	9
Additional paid-in capital	1,077,677	1,071,347
Accumulated other comprehensive income	99,601	78,181
Accumulated deficit	(453,335)	(29,217)

Total stockholders’ equity	723,952	1,120,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,819,841	$3,392,793

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Natural gas	$153,338	$179,623
Oil	60,925	113,614
Natural gas liquids	6,469	20,981
Other revenues	22,604	1,679

Total revenues	243,336	315,897

Costs and Expenses:
Lease operating expense	53,399	45,647
Severance and ad valorem taxes	3,532	4,610
Transportation expense	4,584	3,019
General and administrative expense	17,411	11,111
Depreciation, depletion and amortization	94,805	119,318
Full cost ceiling test impairment	704,731	—
Other miscellaneous expense	8,009	537

Total costs and expenses	886,471	184,242

OPERATING (LOSS) INCOME	(643,135)	131,655

Other Income (Expense):
Interest income	85	326
Interest expense, net of amounts capitalized	(14,402)	(18,571)

(Loss) Income Before Taxes	(657,452)	113,410
Benefit (Provision) for Income Taxes	233,334	(41,194)

Net (Loss) Income	(424,118)	72,216
Less: Net income attributable to noncontrolling interest	—	90

NET (LOSS) INCOME ATTRIBUTABLE TO MARINER ENERGY, INC.	$(424,118)	$72,126

Net (Loss) Income per share attributable to Mariner Energy, Inc.:
Basic	$(4.77)	$0.83
Diluted	$(4.77)	$0.82
Weighted average shares outstanding:
Basic	88,864,648	87,293,730
Diluted	88,864,648	88,012,901
The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
For the three months ended March 31, 2009 and 2008

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common	Stock	Paid-In-	Income/	Accumulated	Stockholders’
	Stock	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2008	88,846	$9	$1,071,347	$78,181	$(29,217)	$1,120,320

Common shares issued — restricted stock	1,213	—	—	—	—	—
Treasury stock bought and cancelled on same day	(52)	—	(448)	—	—	(448)
Forfeiture of restricted stock		—	—	—	—	—
Share-based compensation	—	—	6,778	—	—	6,778
Stock options exercised		—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(424,118)	(424,118)
Change in fair value of derivative hedging instruments — net of income taxes of $(10,398)	—	—	—	(19,496)	—	(19,496)
Hedge settlements reclassified to income — net of income taxes of $22,885	—	—	—	40,916	—	40,916

Total comprehensive income (loss)	—	—	—	21,420	(424,118)	(402,698)

Balance at March 31, 2009	90,007	$9	$1,077,677	$99,601	$(453,335)	$723,952

				Accumulated		Total
				Other		Mariner
			Additional	Comprehensive	Accumulated	Energy, Inc.		Total
	Common	Stock	Paid-In-	Income/	Retained	Stockholders’	Noncontrolling	Stockholders’
	Stock	Amount	Capital	(Loss)	Earnings	Equity	Interests	Equity
Balance at December 31, 2007	87,229	$9	$1,054,089	$(22,576)	$359,496	$1,391,018	$1	$1,391,019

Common shares issued — restricted stock	549	—	—	—	—	—	—	—
Treasury stock bought and cancelled on same day	(13)	—	(366)	—	—	(366)	—	(366)
Forfeiture of restricted stock	(7)	—	—	—	—	—	—	—
Share-based compensation	—	—	2,625	—	—	2,625	—	2,625
Stock options exercised	52	—	691	—	—	691	—	691
Comprehensive income (loss):
Net income	—	—	—	—	72,126	72,126	90	72,216
Change in fair value of derivative hedging instruments — net of income taxes of $45,111	—	—	—	(81,089)	—	(81,089)	—	(81,089)
Hedge settlements reclassified to income — net of income taxes of $5,067	—	—	—	(9,164)	—	(9,164)	—	(9,164)

Total comprehensive income (loss)	—	—	—	(90,253)	72,126	(18,127)	90	(18,037)

Balance at March 31, 2008	87,810	$9	$1,057,039	$(112,829)	$431,622	$1,375,841	$91	$1,375,935

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months
	Ended March 31,
	2009	2008
Operating Activities:
Net (loss) income	$(424,118)	$72,216
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(233,334)	40,400
Depreciation, depletion and amortization	94,805	119,318
Ineffectiveness of derivative instruments	179	3,924
Full cost ceiling test impairment	704,731	—
Share-based compensation	6,778	2,625
Derivative financial instruments	(3,591)	—
Allowance for doubtful accounts and other	(2,450)	737
Changes in operating assets and liabilities:
Receivables	12,784	(50,020)
Insurance receivables	(4,674)	—
Cash from liquidation of hedges	10,024	—
Prepaid expenses and other	(13,457)	(16,007)
Accounts payable and accrued liabilities	(21,720)	40,978

Net cash provided by operating activities	125,957	214,171

Investing Activities:
Acquisitions and additions to oil and gas properties	(190,880)	(437,565)
Additions to other property and equipment	(524)	(47,648)
Restricted cash designated for investment	—	5,000

Net cash used in investing activities	(191,404)	(480,213)

Financing Activities:
Credit facility borrowings	140,000	412,000
Credit facility repayments	(70,000)	(161,000)
Repurchase of stock	(448)	(366)
Debt redetermination costs	(17)	—
Proceeds from exercise of stock options	—	691

Net cash provided by financing activities	69,535	251,325

Increase (Decrease) in Cash and Cash Equivalents	4,088	(14,717)
Cash and Cash Equivalents at Beginning of Period	3,251	18,589

Cash and Cash Equivalents at End of Period	$7,339	$3,872

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$6,836	$3,757
The accompanying notes are an integral part of these condensed consolidated financial statements

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
     Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements included herein should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.
     Use of Estimates — The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant financial estimates are based on remaining proved natural gas and oil reserves. Estimates of proved reserves are key components of Mariner’s depletion rate for natural gas and oil properties, its unevaluated properties and its full cost ceiling test. In addition, estimates are used in computing taxes, preparing accruals of operating costs and production revenues, asset retirement obligations, fair value and effectiveness of derivative instruments and fair value of stock options and the related compensation expense. Because of the inherent nature of the estimation process, actual results could differ materially from these estimates.
     Principles of Consolidation — Mariner’s condensed consolidated financial statements as of March 31, 2009 and consolidated financial statements as of December 31, 2008 include its accounts and the accounts of its subsidiaries. All inter-company balances and transactions have been eliminated.
     Reclassifications — Certain prior period amounts have been reclassified to conform to current year presentation. Amounts for producing well overhead were presented as “General and administrative expense” in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2008. These amounts are presented herein as “Lease operating expense” for comparability to 2008 presentation. Other reclassifications are insignificant in nature. These reclassifications had no effect on total operating income or net income.
     Income Taxes — The Company’s provision for taxes includes both federal and state taxes. The Company records its federal income taxes using an asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be recovered.
     There were no significant changes to the Company’s uncertain tax positions during the three months ended March 31, 2009. For a detail of the Company’s uncertain tax positions, please refer to Note 10 “Income Taxes” to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

     Recent Accounting Pronouncements — In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSPs for the period ending March 31, 2009. The adoption of these FSPs did not have a material impact on the Company’s financial position, cash flows or results of operations.
     On December 31, 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”), which adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the Final Rule is prohibited. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the SEC’s Final Rule include, but are not limited to:
•	Oil and gas reserves must be reported using average prices over the prior 12 month period, rather than year-end prices;

•	Companies will be allowed to report, on an optional basis, probable and possible reserves;

•	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities”;

•	Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•	Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs;

•	Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial position, cash flows or results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 for all recurring measures of financial assets and liabilities on January 1, 2008. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No. 157” (“FSP 157-2”), which granted a one-year deferral of the effective date of SFAS 157 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and asset retirement obligations). Beginning January 1, 2009, Mariner applied SFAS 157 to non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, cash flows or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about the Company’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the disclosure requirements of SFAS 161 beginning January 1, 2009. See Note 7 “Derivative Financial Instruments and Hedging Activities” for additional disclosures. The adoption of this statement did not have a material impact on the Company’s financial position, cash flows or results of operations.
2. Acquisitions and Dispositions
     Gulf of Mexico Shelf Acquisition. On January 31, 2008, Mariner acquired 100% of the equity in a subsidiary of Hydro Gulf of Mexico, Inc. pursuant to a Membership Interest Purchase Agreement executed on December 23, 2007. The acquired subsidiary, now known as Mariner Gulf of Mexico LLC (“MGOM”), was an indirect subsidiary of StatoilHydro ASA and owns substantially all of its former Gulf of Mexico shelf operations. Mariner paid $228.8 million for the acquisition of MGOM.
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

For the Three Months
Ended March 31, 2008
(In thousands, except per
share amounts)
Pro Forma:
Revenue	$330,874
Net income available to common stockholders	$75,628
Basic earnings per share	$0.87
Diluted earnings per share	$0.86
     Permian Basin Acquisitions. On February 29, 2008 and December 1, 2008, Mariner acquired additional working interests in certain of its existing properties in the Spraberry field in the Permian Basin. Mariner operates substantially all of the assets. The purchase prices were $23.5 million for the February 2008 acquisition and $19.4 million for the December 2008 acquisition, subject to customary purchase price adjustments.
     Bass Lite — On December 19, 2008, Mariner acquired additional working interests in its existing property, Atwater Valley Block 426 (Bass Lite), for approximately $30.6 million, subject to customary purchase price adjustments, increasing its working interest by 11.6% to 53.8%. Mariner internally estimated proved reserves attributable to the acquisition of approximately 17.6 Bcfe (100% natural gas).

3. Long-Term Debt
As of March 31, 2009 and December 31, 2008 the Company’s long-term debt was as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Bank credit facility	$640,000	$570,000
7 1/2% Senior Notes, due April 15, 2013	300,000	300,000
8% Senior Notes, due May 15, 2017	300,000	300,000

Total long-term debt	$1,240,000	$1,170,000

     Bank Credit Facility — The Company has a secured revolving credit facility with a group of banks pursuant to an amended and restated credit agreement dated March 2, 2006, as further amended, with the latest amendment made as of March 24, 2009. The credit facility matures January 31, 2012 and is subject to a borrowing base which is redetermined periodically. The outstanding principal balance of loans under the credit facility may not exceed the borrowing base. Pursuant to the March 2009 amendment, the borrowing base was affirmed at $850.0 million. In addition, Mariner agreed to initiate the next scheduled borrowing base determination process by July 31, 2009 and requested that the amount of the next borrowing base be $800.0 million. The intended effects are to accelerate the next borrowing base redetermination to August 2009 and require 100% lender approval if the resulting borrowing base exceeds $800.0 million. The March 2009 amendment increased by 1.0% the interest rate on outstanding borrowings and increased to 0.5% per annum the commitment fee on unused capacity.
     As of March 31, 2009, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $850.0 million. As of March 31, 2009, there were $640.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of the Company’s offshore fields. As of March 31, 2009, after accounting for the $4.7 million of letters of credit, the Company had $205.3 million available to borrow under the credit facility.
     During the quarter ended March 31, 2009, the commitment fee on unused capacity was 0.250% to 0.375% per year through March 23, 2009 and 0.5% thereafter. Commitment fees are included in “Accrued interest” in the Condensed Consolidated Balance Sheets in Item 1 of Part I of this Quarterly Report. Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at the Company’s option, plus a specified margin. As of March 31, 2009, the interest rate was 3.57%.
     The credit facility subjects the Company to various restrictive covenants and contains other usual and customary terms and conditions, including limits on additional debt, cash dividends and other restricted payments, liens, investments, asset dispositions, mergers and speculative hedging. Financial covenants under the credit facility require the Company to, among other things:
•	maintain a ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities of not less than 1.0 to 1.0; and

•	maintain a ratio of total debt to EBITDA (as defined in the credit agreement) of not more than 2.5 to 1.0.
The Company was in compliance with the financial covenants under the bank credit facility as of March 31, 2009.
     The Company’s payment and performance of its obligations under the credit facility (including any obligations under commodity and interest rate hedges entered into with facility lenders) are secured by liens upon substantially all of the assets of the Company and its subsidiaries, and guaranteed by its subsidiaries, other than Mariner Energy Resources, Inc. which is a co-borrower.
     Senior Notes — In 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% Senior Notes due 2017 (the “8% Notes”). In 2006, the Company sold and issued $300.0 million aggregate principal amount of its 7 1/2% Senior Notes due 2013 (the “7 1/2% Notes” and together with the 8% Notes, the “Notes”). The Notes are senior unsecured obligations of the Company. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. The Company and its restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. The Company was in compliance with the financial covenants under the Notes as of March 31, 2009.
     Capitalized Interest — For the three-month periods ended March 31, 2009 and 2008, capitalized interest totaled $2.2 million and $0.2 million, respectively.
4. Oil and Gas Properties
     The Company’s oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including eligible general and administrative costs (“G&A”). G&A costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs, coupled with the Company’s estimated asset retirement obligations recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), are included in the amortization base and amortized to expense using the unit-of-production method. Amortization is calculated based on estimated proved oil and gas reserves. Proceeds from the sale or disposition of oil and gas properties are applied to reduce net capitalized costs unless the sale or disposition causes a significant change in the relationship between costs and the estimated value of proved reserves. For the three-month periods ended March 31, 2009 and 2008, capitalized G&A totaled $5.0 million and $4.6 million, respectively.
     Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and gas properties are subject to a full-cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. The full-cost ceiling limitation is calculated using natural gas and oil prices in effect as of the balance sheet date and is adjusted for “basis” or location differentials. Price is held constant over the life of the reserves. The Company uses derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) to hedge against the volatility of oil and natural gas prices. In accordance with SEC guidelines, Mariner includes estimated future cash flows from its hedging program in the ceiling test calculation. If net capitalized costs related to proved properties exceed the ceiling limit, the excess is impaired and recorded in the Condensed Consolidated Statement of Operations.
     At March 31, 2009, the net capitalized cost of proved oil and gas properties exceeded the ceiling limit and the Company recorded a non-cash ceiling test impairment of $704.7 million ($454.6 million, net of tax) for the first quarter. The impairment would have been $808.0 million ($521.3 million, net of tax) if the Company had not used hedge adjusted prices for the volumes that were subject to hedges. The ceiling limit of its proved reserves was calculated based upon quoted market prices of $3.63 per Mcf for gas and $49.65 per barrel for oil, adjusted for market differentials for the three-month period ended March 31, 2009. At March 31, 2008 the ceiling limit exceeded the net capitalized costs of the Company’s proved oil and gas properties and no impairment was recorded.
5. Accrual for Future Abandonment Liabilities
     In accordance with SFAS 143, the Company records the fair value of a liability for the legal obligation to retire an asset in the period in which it is incurred with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, the difference is recognized in proved oil and gas properties.
     To estimate the fair value of an asset retirement obligation, the Company employs a present value technique, which reflects certain assumptions, including its credit-adjusted risk-free interest rate, the estimated settlement date of the liability and the estimated current cost to settle the liability. Changes in timing or to the original estimate of cash flows will result in changes to the carrying amount of the liability.
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation:

(In thousands)

Abandonment liability as of January 1, 2009 (1)	$408,244
Liabilities incurred	10,502
Liabilities settled	(10,516)
Accretion expense	8,708
Revisions to previous estimates	20,328

Abandonment Liability as of March 31, 2009 (2)	$437,266

(1)	Includes $82.4 million classified as a current liability at December 31, 2008.

(2)	Includes $109.7 million classified as a current liability at March 31, 2009.
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
     The Company recorded total compensation expense related to restricted stock and stock options of $6.8 million and $2.6 million for the three-month periods ended March 31, 2009 and 2008, respectively. Under the Stock Incentive Plan, unrecognized compensation expense at March 31, 2009 for the unvested portion of restricted stock granted was $60.4 million and for unvested options was $0.
     The following table presents a summary of stock option activity under the Stock Incentive Plan and under Rollover Options for the three months ended March 31, 2009:

Weighted
		Average	Aggregate Intrinsic
		Exercise	Value (1)
	Shares	Price	(In thousands)
Outstanding at January 1, 2009	645,348	$13.88	$(3,956)
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding and exercisable at March 31, 2009	645,348	$13.88	$(3,956)

(1)	Based upon the difference between the closing price per share of the common stock on the New York Stock Exchange on the last trading date of the quarter of $7.75 and the option exercise price of in-the-money options.
     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of March 31, 2009 and 2008, respectively, and changes during the three-month periods is as follows:

	Restricted Shares under
	Stock Incentive Plan
	March 31,
	2009	2008
Total unvested shares at beginning of period: January 1	2,697,926	1,484,552
Shares granted (1)	1,212,654	548,864
Shares vested	(170,724)	(40,844)
Shares forfeited	—	(6,708)

Total unvested shares at end of period: March 31	3,739,856	1,985,864

Available for future grant as options or restricted stock	1,369,868	3,561,978

(1)	Current year activity includes 4,741 shares granted under the Stock Incentive Plan’s 2008 Long-Term Performance-Based Restricted Stock Program discussed below during the three months ended March 31, 2009.

     The following table summarizes the status under the provisions of SFAS 123(R) of the Company’s restricted stock, including long-term performance based restricted stock, at March 31, 2009 and the changes during the quarter then ended:

				Weighted
			Aggregate	Average
	Equity	Weighted	Intrinsic	Remaining
	Instruments	Average	Value	Contractual
	(thousands)	Fair Value	($ thousands)	Life (Years)
Unvested at January 1, 2009	2,697,926	$28.22	$76,127
Granted	1,212,654	10.94	13,266
Vested	(170,724)	25.69	(4,386)
Forfeited	—	—	—

Unvested at March 31, 2009	3,739,856	22.73	$85,007	6.59

     Long-Term Performance-Based Restricted Stock Program — In June 2008, Mariner’s Board of Directors adopted a Long-Term Performance-Based Restricted Stock Program (the “Program”) under the Stock Incentive Plan. Shares of restricted common stock subject to the Program were granted in 2008 and 2009. Vesting of these shares is contingent, begins upon satisfaction of specified thresholds of $38.00 and $46.00 for the market price per share of Mariner’s common stock, and continues in installments over five to seven years thereafter, assuming, in most instances, continued employment by Mariner. The fair value of restricted stock grants made under the Program is estimated using a Monte Carlo simulation. Stock-based compensation expense related to these restricted stock grants totaled $2.9 million for the three months ended March 31, 2009.
     Weighted average fair values and valuation assumptions used to value Program grants for the quarter ended March 31, 2009 are as follows:

Quarter Ended
March 31,
2009
Weighted average fair value of grants	$33.73
Expected volatility	42.29%
Risk-free interest rate	4.57%
Dividend yield	0.00%
Expected life	10 years
     Expected volatility is calculated based on the average historical stock price volatility of Mariner and a peer group as of March 31, 2009. The peer group consisted of the following seven independent oil and gas exploration and production companies: ATP Oil & Gas Corporation, Callon Petroleum Co., Energy Partners, Ltd., McMoRan Exploration Co., Plains Exploration & Production Company, Stone Energy Corporation, and W&T Offshore, Inc. The risk-free interest rate is determined at the grant date and is based on 10-year, zero-coupon government bonds with maturity equal to the contractual term of the awards, converted to a continuously compounded rate. The expected life is based upon the contractual terms of the restricted stock grants under the Program.
7. Derivative Financial Instruments and Hedging Activities
     The energy markets historically have been very volatile, and Mariner expects oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company’s operations, management has elected to hedge oil and natural gas prices from time to time through the use of commodity price swap agreements and costless collars. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of the Company’s open contracts at the end of each period.
     For derivative contracts that are designated and qualify as cash flow hedges pursuant to SFAS 133, the portion of the gain or loss on the derivative instrument that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales). The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion) is recognized in earnings during the current period. The Company currently does not exclude any component of the derivative contracts’ gain or loss from the assessment of hedge effectiveness.
     On January 29, 2009, the Company liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to Mariner of $10.0 million and installment payments of $13.5 million to be paid monthly to Mariner through 2009. Since the forecasted sales of crude oil volumes are still expected to occur, the accumulated gains through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income, and will not be reclassified into earnings until the physical transactions occur. Any changes in the value of these derivative contracts subsequent to January 29, 2009 will no longer be deferred in other comprehensive income, but rather will impact current period income.
     Derivative gains and losses are recorded by commodity type in oil and gas revenues in the Condensed Consolidated Statements of Operations. The effects on the Company’s oil and gas revenues from its hedging activities were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Gain (Loss) on Settlements (1)	$57,457	$(10,307)
Gains on liquidated swaps (2)	6,523	—
Loss on Hedge Ineffectiveness (3)	(179)	(3,924)

Total	$63,801	$(14,231)

(1)	Designated as cash flow hedges pursuant to SFAS 133.

(2)	Crude oil fixed price swaps liquidated on January 29, 2009 that do not qualify for hedge accounting. Includes $2.6 million, net of premium, related to the $10.0 million cash liquidation, and $3.9 million, net of discount, related to the $13.5 million installment liquidation.

(3)	Unrealized loss recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of March 31, 2009, the Company had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset
			(In thousands)
Natural Gas (MMbtus)
April 1—December 31, 2009	36,923,804	$7.57	$121,718
Crude Oil (Bbls)
April 1—December 31, 2009	769,485	$76.56	16,494

Total			$138,212

     The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps to be minimal. Hedges with counterparties that are lenders under the Company’s bank credit facility are secured under the bank credit facility.
     For derivative instruments that are not designated as a hedge for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period. This will result in non-cash gains or losses being reported in Mariner’s operating results.
     As of March 31, 2009, the Company expects to realize within the next 12 months approximately $138.2 million in net gains resulting from hedging activities and $17.5 million resulting from liquidated fixed price swaps that are currently recorded in accumulated other comprehensive income. These hedging gains are expected to be realized as an increase of $34.0 million to oil revenues and an increase of $121.7 million to natural gas revenues.

     As of May 5, 2009, we have entered into the following hedge transactions subsequent to March 31, 2009:

		Weighted Average
Fixed Price Swaps	Quantity	Fixed Price
Natural Gas (MMbtus)
January 1—December 31, 2010	12,775,000	$5.84
January 1—June 30, 2011	4,525,000	$6.65
Crude Oil (Bbls)
January 1—December 31, 2010	1,277,500	$62.28
January 1—June 30, 2011	452,500	$65.65
Additional Disclosures about Derivative Instruments and Hedging Activities
     At March 31, 2009, the Company had derivative financial instruments under SFAS 133 recorded in its balance sheet as set forth below:

	Fair Value of Derivative Contracts
	Asset Derivatives
	March 31, 2009		December 31, 2008
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value

Derivatives designated as cash flow hedging contracts under SFAS 133
Fixed Price Swaps	Current Assets: Derivative Financial Instruments	$138.2	Current Assets: Derivative Financial Instruments	$121.9

Derivatives not designated as cash flow hedging contracts under SFAS 133
Fixed Price Swaps	Current Assets: Derivative Financial Instruments	11.0	Current Assets: Derivative Financial Instruments	—

Total derivatives		$149.2		$121.9

     For the three months ended March 31, 2009, the effect on income of derivative financial instruments under SFAS 133 was as follows:

	Amount of		Location of	Amount of gain/(loss)
	gain/(loss)		gain/(loss)	reclassified from			Amount of (loss)
Derivatives	recognized in OCI		reclassified from	Accumulated OCI into			recognized in income
designated as cash	on derivative		Accumulated OCI	income (effective		Location of (loss)	on derivative
flow hedging	(effective portion)		into income	portion)		recognized in income	(ineffective portion)
contracts under	First Quarter		(effective	First Quarter		on derivative	First Quarter
SFAS 133	2009	2008	portion)	2009	2008	(ineffective portion)	2009	2008
Fixed Price Swaps	$138.2	$(163.1)	Revenues-Natural Gas	$43,145	$5,860	Revenues-Natural Gas	$(179)	$(3,924)
Fixed Price Collars	—	(13.5)	Revenues-Crude Oil	14,312	(16,167)

Total	$138.2	$(176.6)	Total	$57,457	$(10,307)

		Amount of gain/(loss) recognized
	Location of gain/(loss)	in income on derivative
Derivatives not designated as cash flow hedging contracts	recognized in income on	First Quarter	First Quarter
under SFAS 133	derivative	2009	2008
Fixed Price Swaps	Revenues-Crude Oil	$6,523	—

8. Commitments and Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum future lease obligations under the Company’s operating leases in effect at March 31, 2009 are as follows:

(In thousands)
2010	$2,532
2011	2,499
2012	2,414
2013	2,084
2014 and thereafter	9,877
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data. The minimum annual payments under these contracts are $0.7 million in 2010. At March 31, 2009, the Company also had a long-term commitment for contracted drilling services for $183.9 million of which $59.4 million is due in 2010 regardless of whether the Company uses the services.
Insurance Matters
Current Insurance Against Hurricanes
     Mariner is a member of OIL Insurance, Ltd. (“OIL”), an energy industry insurance cooperative, which provides the Company’s primary layer of physical damage and windstorm insurance coverage. Mariner’s coverage is subject to a $10.0 million per-occurrence deductible for its assets and a $250.0 million per-occurrence loss limit. However, if a single event causes losses to all OIL-insured assets in excess of $750.0 million, amounts covered for such losses will be reduced on a pro-rata basis among OIL members.
     In addition to Mariner’s primary coverage through OIL, it also maintains commercial “difference in conditions” insurance that would apply (with no additional deductible) once its limits with OIL are exhausted, as well as partial business interruption insurance covering certain of its significant producing fields as well as certain other fields situated in hurricane prone areas. Mariner’s business interruption coverage begins to provide benefits after a 60-day waiting period once the designated field is shut-in due to a covered event and is limited to 35% of the forecast cash flow from each designated property. Mariner’s commercial policy expires annually on June 1, and is subject to a general limit of $100.0 million per occurrence and in the case of named windstorms, a combined annual aggregate limit of $100.0 million covering both property damage and business interruption.
     As of March 31, 2009, approximately $36.0 million was accrued for an OIL premium contingency. As part of its OIL membership, the Company is obligated to pay a withdrawal premium if it elects to withdraw from OIL. Mariner does not anticipate withdrawing from OIL; however, due to the contingency, OIL calculates a potential withdrawal premium annually based on past losses and Mariner accrues a liability for the potential premium. OIL requires smaller members to provide a letter of credit or other acceptable security in favor of OIL to secure payment of the withdrawal premium. Acceptable security has included a letter of credit or a security agreement pursuant to which a member grants OIL a security interest in certain claim proceeds payable by OIL to the member. Mariner anticipates that it will enter into such a security agreement, granting to OIL a security interest in a portion of Mariner’s Hurricane Ike claim proceeds payable by OIL. Mariner would have the ability to replace the security agreement with a letter of credit or other acceptable security in favor of OIL.
Hurricane Ike (2008)
     In 2008, the Company’s operations were adversely affected by Hurricane Ike. The hurricane resulted in shut-in and delayed production as well as facility repairs and replacement expenses. The Company estimates that repairs and plugging and abandonment costs resulting from Hurricane Ike will total approximately $140.0 million net to Mariner’s interest. With respect to Hurricane Ike, Mariner’s OIL coverage has a $10.0 million per occurrence deductible and a $250.0 million per occurrence limit, subject to an industry-wide loss limit of $750.0 million per occurrence. OIL has advised the Company that industry-wide damages from Hurricane Ike are expected to substantially exceed OIL’s $750.0 million limit and that OIL expects to prorate the payout of all OIL members’ Hurricane Ike claims at approximately 68%, subject to further adjustment. Mariner expects that this shortfall in its primary coverage will be covered in full under its commercial excess coverage.

Although Mariner expects to begin receiving payment in respect of its Hurricane Ike claims in 2009, due to the magnitude of the storm and the complexity of the insurance claims being processed by the insurance industry, Mariner expects to maintain a potentially significant insurance receivable through 2010 while it actively pursues settlement of its Hurricane Ike claims to minimize the impact to its working capital and liquidity.
Hurricanes Katrina and Rita (2005)
     In 2005, the Company’s operations were adversely affected by Hurricanes Katrina and Rita, resulting in substantial shut-in and delayed production, as well as necessitating extensive facility repairs and hurricane-related abandonment operations. Since 2005, the Company has incurred approximately $194.6 million in hurricane expenditures resulting from Hurricanes Katrina and Rita, of which $128.4 million were capitalized expenditures and $66.2 million were hurricane-related abandonment costs.
     Applicable insurance for the Company’s Hurricane Katrina and Rita claims with respect to the Gulf of Mexico assets acquired from Forest Oil Corporation in March 2006 is provided by OIL. Mariner’s coverage for such properties is subject to a deductible of $5.0 million per occurrence and a $1.0 billion industry-wide loss limit per occurrence. OIL has advised the Company that the aggregate claims resulting from each of Hurricanes Katrina and Rita are expected to exceed the $1.0 billion per occurrence loss limit and that therefore; Mariner’s insurance recovery is expected to be reduced pro-rata (approximately 46% for Katrina and 64% for Rita) with all other competing claims from the storms. During 2008, the Company settled its Katrina and Rita claims with its excess insurers for a one-time cash payment of $48.5 million. The insurance coverage for Mariner’s legacy properties is subject to a $3.75 million deductible.
     As of March 31, 2009, the Company had recovered $14.6 million from OIL and $48.5 million from its commercial carriers in respect of Hurricanes Katrina and Rita, and the insurance receivable balance for the Company’s claims for those hurricanes was approximately $25.5 million, of which $16.1 million is classified as Insurance Receivables in Current Assets in the Condensed Consolidated Balance Sheet. Due to the magnitude of the storms and the complexity of the insurance claims being processed by the insurance industry, the timing of the Company’s ultimate insurance recovery cannot be assured. However, Mariner expects to recover substantially all of its outstanding OIL claims in respect of Hurricanes Katrina and Rita by 2010. Any differences between insurance recoveries and insurance receivables will be recorded as adjustments to oil and natural gas properties.
     Litigation — The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.
     Letters of Credit — Mariner’s bank credit facility has a letter of credit subfacility of up to $50 million that is included as a use of the borrowing base. As of March 31, 2009, four such letters of credit totaling $4.7 million were outstanding of which $4.2 million is required for plugging and abandonment obligations at certain of Mariner’s offshore fields.
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

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
Numerator:
Net (Loss) Income	$(424,118)	$72,216
Denominator:
Weighted average shares outstanding	88,865	87,294
Add dilutive securities
Options	—	260
Restricted stock	—	459

Total weighted average shares outstanding and dilutive securities	88,865	88,013

Net (Loss) Income per share:
Basic:	$(4.77)	$0.83
Diluted:	$(4.77)	$0.82
     Shares issuable upon exercise of options to purchase common stock and unvested shares of restricted stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. Due to the Company’s net loss for the quarter ended March 31, 2009, all of the Company’s shares issuable upon exercise of stock options and unvested shares of restricted stock (approximately 645,000 and 2,992,000, respectively) were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. For the three months ended March 31, 2008, approximately 390,000 shares issuable upon exercise of stock options and 48,000 unvested shares of restricted stock were excluded from the computation of diluted earnings per share because the effect was anti-dilutive.
10. Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to stockholders’ equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Net (Loss) Income	$(424,118)	$72,216
Other comprehensive (loss) income:
Change in fair value of derivative hedging instruments, net of income taxes of $(10,398) and $(45,111)	(19,496)	(81,089)
Derivative contracts settled and reclassified, net of income taxes of $22,885 and $(5,067)	40,916	(9,164)

Change in accumulated other comprehensive (loss) income	21,420	(90,253)

Comprehensive loss	(402,698)	(18,037)
Comprehensive income attributable to noncontrolling interest	—	90

Comprehensive loss attributable to Mariner Energy, Inc.	$(402,698)	$(18,127)

11. Fair Value Measurement
     Certain of Mariner’s assets and liabilities are reported at fair value in the accompanying Condensed Consolidated Balance Sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at March 31, 2009 and December 31, 2008. These assets and liabilities are not included in the following tables.
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
     The following table provides fair value measurement information for the Company’s derivative financial instruments as of March 31, 2009:

Fair Value Measurements Using:
Significant
		Quoted Prices	other	Significant
		in Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
Derivative Financial Instruments	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Natural gas and crude oil fixed price swaps — Short Term	$149,224	$—	$149,224	$—

Natural gas and crude oil fixed price swaps — Long Term	—	—	—	—

	$149,224	$—	$149,224	$—

     The following methods and assumptions were used to estimate the fair values of Mariner’s derivative financial instruments in the table above.
Level 2 Fair Value Measurements
     The fair values of the natural gas and crude oil fixed price swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves, terms of each contract, and a credit adjustment based on the credit rating of the Company and its counterparties as of March 31, 2009.
Level 3 Fair Value Measurements
     The Company had no Level 3 financial instruments as of March 31, 2009.
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
     The Company measures financial performance as a single enterprise, allocating capital resources on a project-by-project basis across its entire asset base to maximize profitability. Mariner utilizes a company-wide management team that administers all enterprise operations encompassing the exploration, development and production of natural gas and oil. Since Mariner follows the full cost method of accounting and all of its oil and gas properties and operations are located in the United States, the Company has determined that it has one reporting unit. Inasmuch as Mariner is one enterprise, the Company does not maintain comprehensive financial statement information by area but does track basic operational data by area.

13. Supplemental Guarantor Information
     On April 30, 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% Notes. On April 24, 2006, the Company sold and issued to eligible purchasers $300.0 million aggregate principal amount of its 7 1/2% Notes. The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and certain of its future domestic subsidiaries (“Subsidiary Guarantors”). The guarantees are full and unconditional, and the guarantors are wholly-owned. In the future, the guarantees may be released or terminated under certain circumstances.
     The following information sets forth Mariner’s Consolidating Balance Sheets as of March 31, 2009 and December 31, 2008, its Condensed Consolidating Statements of Operations for the three months ended March 31, 2009 and 2008, and its Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2009 and 2008.
     Mariner accounts for investments in its subsidiaries using the equity method of accounting; accordingly, entries necessary to consolidate Mariner, the parent company, and its Subsidiary Guarantors are reflected in the eliminations column.

MARINER ENERGY, INC.
CONSOLIDATING BALANCE SHEET (Unaudited)
March 31, 2009
(In thousands except share data)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$7,339	$—	$—	$7,339
Receivables, net of allowances	156,802	53,652	—	210,454
Insurance receivables	185	15,963	—	16,148
Derivative financial instruments	149,224	—	—	149,224
Intangible assets	1,737	68	—	1,805
Prepaid expenses and other	25,899	1,553	—	27,452

Total current assets	341,186	71,236	—	412,422
Property and Equipment:
Proved oil and gas properties, full-cost method	2,268,384	2,366,339	—	4,634,723
Unproved properties, not subject to amortization	178,971	13,767	—	192,738

Total oil and gas properties	2,447,355	2,380,106	—	4,827,461
Other property and equipment	33,847	19,765	—	53,612
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(1,305,219)	(1,251,950)	—	(2,557,169)
Other property and equipment	(4,850)	(1,313)	—	(6,163)

Total accumulated depreciation, depletion and amortization	(1,310,069)	(1,253,263)	—	(2,563,332)

Total property and equipment, net	1,171,133	1,146,608	—	2,317,741
Investment in Subsidiaries	461,031	—	(461,031)	—
Intercompany Receivables	128,825	(133,427)	(262,252)	—
Intercompany Note Receivable	176,200	—	(176,200)	—
Insurance Receivables	124	23,657	—	23,781
Other Assets, net of amortization	65,275	622	—	65,897

TOTAL ASSETS	$2,343,774	$1,375,550	$(899,483)	$2,819,841

Current Liabilities:
Accounts payable	$2,490	$—	$—	$2,490
Accrued liabilities	58,637	33,052	—	91,689
Accrued capital costs	97,231	55,059	—	152,290
Deferred income tax	12,594	—	—	12,594
Abandonment liability	20,870	88,848	—	109,718
Accrued interest	21,284	—	—	21,284

Total current liabilities	213,106	176,959	—	390,065
Long-Term Liabilities:
Abandonment liability	46,524	281,024	—	327,548
Deferred income tax	(42,040)	150,916	—	108,876
Intercompany payable	133,427	128,825	(262,252)	—
Long-term debt,	1,240,000	—	—	1,240,000
Other long-term liabilities	28,805	595	—	29,400
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	1,406,716	737,560	(438,452)	1,705,824
Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2009	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 90,006,593 shares issued and outstanding at March 31, 2009	9	5	(5)	9
Additional paid-in capital	1,077,677	886,142	(886,142)	1,077,677
Partner capital	—	31,611	(31,611)	—
Accumulated other comprehensive income	99,601	—	—	99,601
Accumulated deficit	(453,335)	(456,727)	456,727	(453,335)

Total stockholders’ equity	723,952	461,031	(461,031)	723,952

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,343,774	$1,375,550	$(899,483)	$2,819,841

MARINER ENERGY, INC.
CONSOLIDATING BALANCE SHEET (Unaudited)
December 31, 2008
(In thousands except share data)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$2,851	$400	$—	$3,251
Receivables, net of allowances	157,362	62,558	—	219,920
Insurance receivables	5,886	7,237	—	13,123
Derivative financial instruments	121,929	—	—	121,929
Intangible assets	2,334	19	—	2,353
Prepaid expenses and other	12,923	1,454	—	14,377

Total current assets	303,285	71,668	—	374,953
Property and Equipment:
Proved oil and gas properties, full-cost method	2,181,238	2,266,908	—	4,448,146
Unproved properties, not subject to amortization	185,012	16,109	—	201,121

Total oil and gas properties	2,366,250	2,283,017	—	4,649,267
Other property and equipment	33,351	19,764	—	53,115
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(911,462)	(855,566)	—	(1,767,028)
Other property and equipment	(4,425)	(1,052)	—	(5,477)

Total accumulated depreciation, depletion and amortization	(915,887)	(856,618)	—	(1,772,505)

Total property and equipment, net	1,483,714	1,446,163	—	2,929,877
Investment in Subsidiaries	704,971	—	(704,971)	—
Intercompany Receivables	123,142	113,064	(236,206)	—
Intercompany Note Receivable	176,200	—	(176,200)	—
Insurance Receivables	3,924	18,208	—	22,132
Other Assets, net of amortization	64,726	1,105	—	65,831

TOTAL ASSETS	$2,859,962	$1,650,208	$(1,117,377)	$3,392,793

Current Liabilities:
Accounts payable	$3,837	$—	$—	$3,837
Accrued liabilities	72,743	35,072	—	107,815
Accrued capital costs	144,710	51,123	—	195,833
Deferred income tax	23,148	—	—	23,148
Abandonment liability	1,554	80,810	—	82,364
Accrued interest	12,567	—	—	12,567

Total current liabilities	258,559	167,005	—	425,564
Long-Term Liabilities:
Abandonment liability	56,920	268,960	—	325,880
Deferred income tax	110,431	209,335	—	319,766
Intercompany payables	113,064	123,142	(236,206)	—
Long-term debt	1,170,000	—	—	1,170,000
Other long-term liabilities	30,668	595	—	31,263
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	1,481,083	778,232	(412,406)	1,846,909
Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2008	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 88,846,073 shares issued and outstanding at December 31, 2008	9	5	(5)	9
Additional paid-in-capital	1,071,347	886,143	(886,143)	1,071,347
Partner capital	—	30,646	(30,646)	—
Accumulated other comprehensive income	78,181	—	—	78,181
Accumulated deficit	(29,217)	(211,823)	211,823	(29,217)

Total stockholders’ equity	1,120,320	704,971	(704,971)	1,120,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,859,962	$1,650,208	$(1,117,377)	$3,392,793

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$103,451	$49,887	$—	$153,338
Oil	48,783	12,142	—	60,925
Natural gas liquids	4,046	2,423	—	6,469
Other revenues	4,960	17,644	—	22,604

Total revenues	161,240	82,096	—	243,336

Costs and Expenses:
Operating expenses	34,540	26,975	—	61,515
General and administrative expense	17,052	359	—	17,411
Depreciation, depletion and amortization	51,743	43,062	—	94,805
Full cost ceiling test impairment	342,595	362,136	—	704,731
Other miscellaneous expense	7,438	571	—	8,009

Total costs and expenses	453,368	433,103	—	886,471

OPERATING LOSS	(292,128)	(351,007)	—	(643,135)
(Loss) Earnings of Affiliates	(244,904)	—	244,904	—
Other Income (Expense):
Interest income	1,532	—	(1,447)	85
Interest expense, net of amounts capitalized	(14,275)	(1,574)	1,447	(14,402)

(Loss) Before Taxes	(549,775)	(352,581)	244,904	(657,452)
Benefit for Income Taxes	125,657	107,677	—	233,334

NET LOSS	$(424,118)	$(244,904)	$244,904	$(424,118)

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2008
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$85,533	$94,090	$—	$179,623
Oil	61,931	51,683	—	113,614
Natural gas liquids	11,743	9,238	—	20,981
Other revenues	334	1,345	—	1,679

Total revenues	159,541	156,356	—	315,897

Costs and Expenses:
Operating expenses	21,518	31,758	—	53,276
General and administrative expense	10,815	296	—	11,111
Depreciation, depletion and amortization	60,155	59,163	—	119,318
Other miscellaneous expense	521	16	—	537

Total costs and expenses	93,009	91,233	—	184,242

OPERATING INCOME	66,532	65,123	—	131,655
Earnings of Affiliates	45,188	—	(45,188)	—
Other Income (Expense):
Interest income	3,043	7	(2,724)	326
Interest expense, net of amounts capitalized	(18,374)	(2,921)	2,724	(18,571)

Income Before Taxes	96,389	62,209	(45,188)	113,410
Provision for Income Taxes	(24,263)	(16,931)	—	(41,194)

NET INCOME	72,126	45,278	(45,188)	72,216
Less: Net income attributable to noncontrolling interest	—	90	—	90

NET INCOME ATTRIBUTABLE TO MARINER ENERGY, INC.	$72,126	$45,188	$(45,188)	$72,126

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2009
(In thousands)

			Consolidated
	Parent	Subsidiary	Mariner
	Company	Guarantors	Energy, Inc.
Net cash provided by operating activities	$(14,273)	$140,230	$125,957

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(124,965)	(65,915)	(190,880)
Additions to other property and equipment	(524)	—	(524)

Net cash used in investing activities	(125,489)	(65,915)	(191,404)

Cash flow from financing activities:
Credit facility borrowings	140,000	—	140,000
Credit facility repayments	(70,000)	—	(70,000)
Other financing activities	74,250	(74,715)	(465)

Net cash provided by financing activities	144,250	(74,715)	69,535

Increase (Decrease) in Cash and Cash Equivalents	4,488	(400)	4,088
Cash and Cash Equivalents at Beginning of Period	2,851	400	3,251

Cash and Cash Equivalents at End of Period	$7,339	$—	$7,339

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2008
(In thousands)

			Consolidated
	Parent	Subsidiary	Mariner
	Company	Guarantors	Energy, Inc.
Net cash (used in) provided by operating activities	$89,222	$124,949	$214,171

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(176,853)	(260,712)	(437,565)
Additions to other property and equipment	(347)	(47,301)	(47,648)
Restricted cash designated for investment	—	5,000	5,000

Net cash used in investing activities	(177,200)	(303,013)	(480,213)

Cash flow from financing activities:
Credit facility borrowings	412,000	—	412,000
Credit facility repayments	(161,000)	—	(161,000)
Other financing activities	(178,136)	178,461	325

Net cash provided by financing activities	72,864	178,461	251,325

(Decrease) Increase in Cash and Cash Equivalents	(15,114)	397	(14,717)
Cash and Cash Equivalents at Beginning of Period	18,589	—	18,589

Cash and Cash Equivalents at End of Period	$3,475	$397	$3,872

14. Subsequent Events
     Subsequent to March 31, 2009, gas commodity prices have continued to decline from $3.63, which was the gas price used to calculate the Company’s ceiling test impairment for the first quarter 2009. Oil commodity prices have increased from $49.65 since March 31, 2009. If commodity prices deteriorate further during the second quarter of 2009, the Company may be required to record a ceiling test impairment which could be material to its financial position, cash flows and results of operations. As of May 5, 2009, prices for natural gas and oil were $3.47 and $53.83, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our business and the results of operations together with our present financial condition. This section should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended. For meanings of natural gas and oil terms used in the Quarterly Report, please refer to “Glossary of Oil and Natural Gas Terms” under “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended.
Forward-Looking Statements
     Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Risk Factors” in Item 1A of Part II of this Quarterly Report regarding certain risk factors relating to us.
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
     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas and our ability to find, develop and acquire oil and gas reserves that are economically recoverable while controlling and reducing costs. The energy markets historically have been very volatile. Oil and natural gas prices increased to, and then declined significantly from, historical highs in mid-2008 and may fluctuate and decline significantly in the future. Although we attempt to mitigate the impact of price declines and provide for more predictable cash flows through our hedging strategy, a substantial or extended decline in oil and natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of natural gas and oil reserves that we can economically produce and our access to capital. Conversely, the use of derivative instruments also can prevent us from realizing the full benefit of upward price movements.
     The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A sustained recession or slowdown in economic activity could further reduce worldwide demand for energy and result in lower oil and natural gas prices, which could materially adversely affect our profitability and results of operations.
     Acquisitions. On December 19, 2008, we acquired additional working interests in our existing property, Atwater Valley Block 426 (Bass Lite), for approximately $30.6 million, subject to customary purchase price adjustments, increasing our working interest by 11.6% to 53.8%.
     On February 29, 2008, and December 1, 2008 we acquired additional working interests in certain of our existing properties in the Spraberry field in the Permian Basin. We operate substantially all of the assets. The purchase prices were $23.5 million for the February 2008 acquisition and $19.4 million for the December 2008 acquisition, subject to customary purchase price adjustments.
     On January 31, 2008, we acquired 100% of the equity in a subsidiary of Hydro Gulf of Mexico, Inc. pursuant to a Membership Interest Purchase Agreement executed on December 23, 2007. The acquired subsidiary, now known as Mariner Gulf of Mexico LLC (“MGOM”), was an indirect subsidiary of StatoilHydro ASA and owns substantially all of its former Gulf of Mexico shelf operations. We paid $228.8 million for MGOM.

First Quarter 2009 Highlights
     In the first quarter ended March 31, 2009, we reported a net loss of $424.1 million which on a fully-diluted earnings per share (EPS) basis was a loss of $(4.77). For first quarter 2008, we reported net income of $72.1 million and $0.82 fully-diluted EPS. Other financial and operational items include:
•	Total revenues for first quarter 2009 decreased 23% to $243.3 million, down from $315.9 million reported for first quarter 2008.

•	Net cash provided by operations for the three-month period ended March 31, 2009 decreased 41% to $126.0 million, down from $214.2 million for the same period in 2008.

•	Estimated average daily production for first quarter 2009 decreased to 328 MMcfe per day, compared to 344 MMcfe per day for first quarter 2008.

•	Ceiling test impairment for first quarter 2009 of $704.7 million as compared to no impairment for the same period in 2008.
Operational Update
     Offshore — We drilled three offshore wells in the first quarter of 2009, all of which were successful. Information regarding these wells is shown below:

		Approximate
Well Name	Operator	Working Interest	Water Depth (Ft)	Location
Green Canyon 859 #1	Anadarko	13%	5,000	Deepwater
South Marsh 150 D2	Mariner	100%	230	Conventional Shelf
South Marsh 150 D3	Mariner	100%	230	Conventional Shelf
     As of March 31, 2009 three offshore wells were drilling.
     In addition, we were the apparent high bidder on 12 of 17 blocks on which we bid at the Minerals Management Service of the United States Department of the Interior (MMS) Central Gulf of Mexico Lease Sale 208 held on March 18, 2009. We submitted individual and joint bids with one or more industry partners on 12 deepwater blocks and five shelf blocks, with a total net exposure of $11.1 million. Our net exposure on the 12 apparent high bids was $7.3 million. As of May 6, 2009, the MMS had awarded two blocks on which we were the apparent high bidder. We expect the MMS to determine which other blocks ultimately will be awarded over the next several months. Our working interest in all 12 blocks if awarded will range from 15% to 100%.
     Onshore — In the first quarter of 2009, we drilled 12 development wells in the Permian Basin, all of which were successful. As of March 31, 2009, two rigs were operating on our Permian Basin properties.
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     The following table sets forth summary information with respect to our oil and gas operations. Certain prior year amounts have been reclassified to conform to current year presentation:

	Three Months Ended
	March 31,		Increase	%
Summary Operating Information:	2009	2008	(Decrease)	Change
	(In thousands, except net production, average sales prices and %
	change)
Net Production:
Natural gas (MMcf)	22,048	20,956	1,092	5%
Oil (MBbls)	970	1,350	(380)	(28)%
Natural gas liquids (MBbls)	273	377	(104)	(28)%
Total natural gas equivalent (MMcfe)	29,502	31,315	(1,813)	(6)%
Average daily production (MMcfe/d)	328	344	(16)	(5)%
Hedging Activities:
Natural gas revenue gain	$42,966	$1,936	$41,030	2119%
Oil revenue gain (loss)	20,835	(16,167)	37,002	229%

Total hedging revenue gain (loss)	$63,801	$(14,231)	$78,032	548%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$6.95	$8.57	$(1.62)	(19)%
Natural gas (per Mcf) unhedged	5.01	8.48	(3.47)	(41)%
Oil (per Bbl) realized(1)	62.81	84.16	(21.35)	(25)%
Oil (per Bbl) unhedged	41.33	96.13	(54.80)	(57)%
Natural gas liquids (per Bbl) realized(1)	23.70	55.65	(31.95)	(57)%
Natural gas liquids (per Bbl) unhedged	23.70	55.65	(31.95)	(57)%
Total natural gas equivalent ($/Mcfe) realized(1)	7.48	10.03	(2.55)	(25)%
Total natural gas equivalent ($/Mcfe) unhedged	5.32	10.49	(5.17)	(49)%
Summary of Financial Information:
Natural gas revenue	$153,338	$179,623	$(26,285)	(15)%
Oil revenue	60,925	113,614	(52,689)	(46)%
Natural gas liquids revenue	6,469	20,981	(14,512)	(69)%
Other revenues	22,604	1,679	20,925	1246%

Lease operating expense	53,399	45,647	7,752	17%
Severance and ad valorem taxes	3,532	4,610	(1,078)	(23)%
Transportation expense	4,584	3,019	1,565	52%
General and administrative expense	17,411	11,111	6,300	57%
Depreciation, depletion and amortization	94,805	119,318	(24,513)	(21)%
Full cost ceiling test impairment	704,731	—	704,731	N/A
Other miscellaneous expense	8,009	537	7,472	1391%
Net interest expense	14,317	18,245	(3,928)	(22)%

(Loss) Income before taxes	(657,452)	113,410	(770,862)	(680)%
(Benefit) Provision for income taxes	(233,334)	41,194	(274,528)	(666)%

Net (Loss) Income	$(424,118)	$72,216	$(496,334)	(687)%

Average Unit Costs per Mcfe:
Lease operating expense	$1.81	$1.46	$0.35	24%
Severance and ad valorem taxes	0.12	0.15	(0.03)	(20)%
Transportation expense	0.16	0.10	0.06	60%
General and administrative expense	0.59	0.35	0.24	69%
Depreciation, depletion and amortization	3.21	3.81	(0.60)	(16)%

(1)	Average sales prices include the effects of hedging
     Net (Loss) Income for first quarter 2009 was $(424.1) million compared to $72.2 million for the comparable period in 2008. The decrease was primarily attributable to a $704.7 million impairment resulting from our full cost ceiling test. Basic and fully-diluted earnings per share for the first quarter 2009 were $(4.77) for each measure compared to basic and fully-diluted earnings per share of $0.83 and $0.82, respectively for first quarter 2008.
     Net Production for first quarter 2009 decreased 6% compared to first quarter 2008 due primarily to the following:
•	decreased production of 4.4 Bcfe, or 24%, from our Gulf of Mexico shelf properties as a result of production that remains shut-in due to the impact of Hurricane Ike in third quarter of 2008;

•	offset by increased production of 2.1 Bcfe, or 24%, from our Gulf of Mexico deepwater properties primarily due to Bass Lite located in Atwater 426 (which contributed 4.0 Bcfe), partially offset by decreased production of 1.6 Bcfe from Pluto located in Mississippi Canyon 674; and

•	further offset by increased production of 0.5 Bcfe, or 14%, from our onshore properties primarily as a result of our drilling and development of existing acreage in the Permian Basin.
     Natural gas production for first quarter 2009 increased 6% to approximately 245 MMcf per day, compared to approximately 230 MMcf per day for first quarter 2008. Oil production for first quarter 2009 decreased 27% to approximately 10,773 barrels per day, compared to approximately 14,835 barrels per day for first quarter 2008. Natural gas liquids production per day for first quarter 2009 decreased 27% as compared to the first quarter 2008. Total overall production for first quarter 2009 decreased 5% to approximately 328 MMcfe per day, compared to 344 MMcfe per day for first quarter 2008. Natural gas production for first quarter 2009 comprised approximately 75% of total production compared to approximately 67% for first quarter 2008.
     Natural gas, oil and NGL revenues for first quarter 2009 decreased 30% to $220.7 million compared to $314.2 million for first quarter 2008 as a result of decreased pricing (approximately $75.3 million, net of the effect of hedging), and decreased production (approximately $18.2 million).
     During first quarter 2009, our revenues reflected a net recognized hedging gain of $63.8 million comprised of $57.5 million in favorable cash settlements on our hedges, a $6.5 million gain on our liquidated swaps and an unrealized loss of $0.2 million related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging loss of approximately $14.2 million for first quarter 2008, comprised of $10.3 million in unfavorable cash settlements and an unrealized loss of $3.9 million related to the ineffective portion not eligible for deferral under SFAS 133.
     Our natural gas and oil average sales prices, and the effects of hedging activities on those prices, were as follows:

			Hedging
	Realized	Unhedged	(Loss) Gain	% Change
Three Months Ended March 31, 2009:
Natural gas (per Mcf)	$6.95	$5.01	$1.94	39%
Oil (per Bbl)	62.81	41.33	21.48	52%

Three Months Ended March 31, 2008:
Natural gas (per Mcf)	$8.57	$8.48	$0.09	1%
Oil (per Bbl)	84.16	96.13	(11.97)	(12)%
     Other revenues for first quarter 2009 increased approximately $20.9 million to $22.6 million from $1.7 million for first quarter 2008 primarily as a result of a $16.6 million cash arbitration award related to a consummated acquisition and $4.2 in third party gas sales.
     Lease operating expense (“LOE”) for first quarter 2009 increased approximately $7.8 million to $53.4 million from $45.6 million for first quarter 2008, primarily as a result of hurricane repairs resulting from Hurricane Ike of $5.1 million and acquisition of additional interests and increased production handling fees related to Bass Lite of $6.4 million. The increase is offset by decreased production in our Gulf of Mexico shelf properties of $3.6 million as a result of shut-ins due to Hurricanes Gustav and Ike in the third quarter of 2008.
     Severance and ad valorem tax for first quarter 2009 decreased approximately $1.1 million to $3.5 million from $4.6 million for first quarter 2008 due to lower production taxes of $1.7 million offset by increased ad valorem taxes of $0.5 million.
     Transportation expense for first quarter 2009 increased approximately $1.6 million to $4.6 million from $3.0 million for first quarter 2008 due primarily to increased expense at Bass Lite located in Atwater 426.

     General and administrative expense for first quarter 2009 increased approximately $6.3 million to $17.4 million from $11.1 million for first quarter 2008 due to an increase in stock compensation expense of approximately $4.2 million for long-term performance-based restricted stock and an increase in salaries and wages of $1.5 million due to increased headcount.
     Depreciation, depletion, and amortization expense for first quarter 2009 decreased approximately $24.5 million to $94.8 million from $119.3 million for first quarter 2008, primarily as a result of decreased production from our shelf properties as a result of continued shut-in production due to the impacts of Hurricanes Gustav and Ike in third quarter of 2008 combined with a lower DD&A rate due to the effects of a ceiling test impairment.
     Full cost ceiling test impairment of $704.7 million was recognized for first quarter 2009 as a result of the net capitalized cost of our proved oil and gas properties exceeding our ceiling limit. See Note 4 “Oil and Gas Properties” in Item 1 of Part I of this Quarterly Report on Form 10-Q for more detail on this impairment.
     Other miscellaneous expense for first quarter 2009 increased approximately $7.5 million to $8.0 million from $0.5 million for first quarter 2008 due primarily to increased bad debt of approximately $3.4 million and third party gas purchases of $3.7 million made to satisfy our pipeline transportation commitments.
     Net interest expense for first quarter 2009 decreased approximately $3.9 million to $14.3 million from $18.2 million for first quarter 2008 due primarily to increased capitalized interest and decreased interest expense on our credit facility as a result of lower interest rates in 2009 as compared to 2008.
     Income before taxes for first quarter 2009 decreased approximately $770.9 million to $(657.5) million from $113.4 million for first quarter 2008 due primarily to the $704.7 million impairment related to our full cost ceiling test as discussed above.
     Provision for income taxes for first quarter 2009 reflected an effective tax rate of 35.5% as compared to 36.3% for first quarter 2008. The decrease in our effective tax rate was due primarily to lower state income tax liabilities and other permanent differences.
Liquidity and Capital Resources
     Net cash provided by operating activities decreased by $88.2 million to $126.0 million from $214.2 million for the three months ended March 31, 2009 and 2008, respectively. The decrease was due primarily to lower revenue resulting from decreases in realized price and production of $75.3 million and $18.2 million, respectively. The decrease was partially offset by $10.0 million received as a result of the liquidation of certain oil hedges and a $16.6 million arbitration award.
     As of March 31, 2009, we had a working capital deficit of $22.4 million, including non-cash current derivative assets and deferred tax liabilities. In addition, working capital was negatively impacted by accrued capital expenditures. We expect that this deficit will be funded by cash flow from operating activities and borrowings under our bank credit facility, as needed.
     Net cash flows used in investing activities decreased by $288.8 million to $191.4 million from $480.2 million for the three months ended March 31, 2009 and 2008, respectively, due primarily to decreased capital expenditures attributable to reduced activity in our drilling programs. Additionally, the three months ended March 31, 2008 was impacted by the acquisition of MGOM, including approximately $15.0 million of mid-stream assets reflected in other property, and an investment of approximately $27.4 million in office property.
     Net cash flows provided by financing activities decreased by $181.8 million to $69.5 million for the three months ended March 31, 2009 as compared to net cash flows used by financing activities of $251.3 million for the comparable period in 2008. This decrease was due primarily to $223.5 million borrowed in January 2008 under our bank credit facility to finance the purchase of MGOM, partially offset by net increased borrowings for working capital requirements in 2009 of $42.5 million.
     Capital Expenditures — The following table presents major components of our capital expenditures during the three months ended March 31, 2009.

	In thousands	Percentage
Capital Expenditures:
Offshore natural gas and oil development	$99,004	59%
Natural gas and oil exploration	40,099	24%
Onshore natural gas and oil development	18,118	11%
Other items (primarily capitalized overhead)	7,757	5%
Acquisitions (property and leasehold)	1,436	1%

Total capital expenditures	$166,414	100%

     The above table reflects non-cash capital accruals of $43.5 million that are a component of working capital changes in the statement of cash flows.
     Bank Credit Facility — We have a secured revolving line of credit with a syndicate of banks that matures January 31, 2012. The credit facility is subject to a borrowing base which is redetermined periodically. The outstanding principal balance of loans under the credit facility may not exceed the borrowing base. Pursuant to a March 24, 2009 amendment, the borrowing base was affirmed at $850.0 million. In addition, we agreed to initiate the next scheduled borrowing base determination process by July 31, 2009 and requested that the amount of the next borrowing base be $800.0 million. The intended effects are to accelerate the next borrowing base redetermination to August 2009 and require 100% lender approval if the resulting borrowing base exceeds $800.0 million.
     The March 2009 amendment increased by 1.0% the interest rate on outstanding borrowings and increased to 0.5% per annum the commitment fee on unused capacity. During the quarter ended March 31, 2009, the commitment fee on unused capacity was 0.250% to 0.375% per year through March 23, 2009 and 0.5% thereafter. Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at the Company’s option, plus a specified margin. As of March 31, 2009, the interest rate was 3.57%.
     As of March 31, 2009, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $850.0 million.
     As of May 5, 2009, there was $620.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of our offshore fields. As of May 5, 2009, after accounting for the $4.7 million of letters of credit, we had $225.3 million available to borrow under the credit facility.
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
     We were in compliance with the financial covenants under the bank credit facility as of March 31, 2009. Our breach of these covenants would be an event of default, after which the lenders could terminate their lending obligations and accelerate maturity of any outstanding indebtedness under the credit facility which then would become due and payable in full. An unrescinded acceleration of maturity under the bank credit facility would constitute an event of default under our senior notes described below, which could trigger acceleration of maturity of the indebtedness evidenced by the senior notes.
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
     2009 Capital Expenditures. In the second half of 2008 and first quarter of 2009, a world-wide economic recession and oversupply of natural gas in North America led to an unprecedented decline in oil and gas prices. However, the inflated cost of oil field services resulting from sustained historically high commodity prices did not decrease in line with the decline in commodity prices. The prospect of continued low commodity prices and persistent high service costs has constrained the industry’s capital reinvestment and undermined rates of return in new projects, particularly those in areas characterized by high costs or long reserve lives. In order to manage our capital program within expected cash flows, we tentatively have reduced our 2009 capital budget by more than 50% from 2008. Refer to “Item 1. Business—Impact of Worldwide Financial Crisis and Lower Commodity Prices on Capital Program” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for an outline of our planned 2009 activities in the Permian Basin and Gulf of Mexico. Further, financial difficulties encountered by our partners and co-owners could adversely affect our ability to timely complete the exploration and development of our prospects.
     We anticipate that our base operating capital expenditures for 2009 will be approximately $465.0 million (excluding hurricane-related expenditures and acquisitions), with significant potential for increase or decrease depending upon drilling success and cash flow experience during the year. Approximately 48% of the base operating capital program is planned to be allocated to development activities, 45% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we expect to incur additional hurricane-related costs of $36.1 million during 2009 related to Hurricane Ike that we believe are covered under applicable insurance. Complete recovery or settlement is not expected to occur during the next 12 months.
     Future Capital Resources. Our anticipated sources of liquidity in the future are as follows:
•	cash flow from operations in future periods;

•	proceeds under our bank credit facility;

•	proceeds from insurance policies relating to hurricane repairs; and

•	proceeds from future capital markets transactions as needed.
     As discussed above, we have reduced our 2009 operating capital program (exclusive of hurricane-related expenditures and acquisitions) to remain within our projected operating cash flow so that our operating capital requirements are largely self-sustaining. We anticipate using proceeds under our bank credit facility only for working capital needs or acquisitions and not generally to fund our operations. We would generally expect to fund future acquisitions on a case by case basis through a combination of bank debt and capital markets activities. Based on our current operating plan and assumed price case, our expected cash flow from operations and continued access to our bank credit facility allows us ample liquidity to conduct our operations as planned for the foreseeable future.
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
Off-Balance Sheet Arrangements
     Letters of Credit — Our bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of March 31, 2009, four such letters of credit totaling $4.7 million were outstanding.
Fair Value Measurement
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
     During the three months ended March 31, 2009, we recorded an asset for the increase in the fair value of our derivative financial instruments of $27.3 million, principally due to the decrease in natural gas and oil commodity prices below our swap prices. The increase was comprised of a decrease in accumulated other comprehensive income of approximately $19.5 million, net of income taxes of $10.4 million, approximately $57.5 million of favorable cash hedging settlements and a $6.5 million gain on liquidated swaps during the period reflected in natural gas and oil revenues and an unrealized, non-cash loss due to hedging ineffectiveness under SFAS 133 of approximately $0.2 million reflected in natural gas revenues.
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
Legal Proceedings
     MMS Proceedings — Mariner and its subsidiary, Mariner Energy Resources, Inc. (“MERI”), own numerous properties in the Gulf of Mexico. Certain of such properties were leased from the Minerals Management Service of the United States Department of the Interior (“MMS”) subject to The Outer Continental Shelf Deep Water Royalty Relief Act (“RRA”), signed into law on November 28, 1995. Section 304 of the RRA relieves lessees of the obligation to pay royalties on certain leases until after a designated volume has been produced. Four of these leases held by Mariner and two held by MERI that are producing or have produced contain lease language (inserted by the MMS) that conditions royalty relief on commodity prices remaining below specified thresholds. Since 2000, commodity prices have exceeded some of the predetermined thresholds, except in 2002. In May 2006 and September 2008, the MMS issued orders asserting that the price thresholds had been exceeded in calendar years 2000, 2001, and each of the years from 2003 through 2007, and, accordingly, that royalties were due under such leases on oil and gas produced in those years. The potential liability of MERI under its leases relate to production from the leases commencing July 1, 2005, the effective date of our acquisition of MERI. Mariner and MERI believe that the MMS did not have the statutory authority to include commodity price threshold language in the leases governed by Section 304 of the RRA and accordingly have withheld payment of royalties. Mariner and MERI have challenged the MMS’s authority in pending administrative appeals for those leases for which the MMS has issued orders to pay.
     The enforceability of the price threshold provisions in leases granted pursuant to Section 304 of the RRA is currently being litigated in several administrative appeals filed by other companies in addition to us, as well as in Kerr-McGee Oil & Gas Corp. v. Allred, No. 08-30069 (5th Cir.). In the Kerr-McGee litigation, the district court in the Western District of Louisiana granted Kerr-McGee’s motion for summary judgment, ruling that the price threshold provisions are unlawful and unenforceable under Section 304 of the RRA. Kerr-McGee Oil & Gas Corp. v. Allred, No. 2:06 CV 0439 (W.D. La.) (Mem. Ruling filed Oct. 30, 2007). The Department of the Interior appealed that judgment to the United States Court of Appeals for the Fifth Circuit. On January 12, 2009, the Fifth Circuit affirmed the district court’s judgment that the price provisions are unlawful based on Section 304 of the RRA. Kerr-McGee Oil & Gas Corp. v. U.S. Dep’t of Interior, F.3d, 2009 WL 57883 (5th Cir. Jan. 12, 2009). On April 14, 2009, the Fifth Circuit denied the Department of the Interior’s Petition for Rehearing En Banc. Until the appeals process is complete, we will continue to monitor the case. Given the judicial history of the case, we determined that as of December 31, 2008, we no longer will record a liability for our estimated exposure to the MMS on leases granted to us pursuant to Section 304 of the RRA. At March 31, 2009, this liability would have been $63.7 million, including interest. In addition, as of December 31, 2008, we began including in our estimated proved reserves those reserves attributable to these RRA Section 304 leases which, at December 31, 2008, was approximately 18.1 Bcfe.
     U.S. Department of the Interior Five-Year Leasing Program. The Outer Continental Shelf Lands Act (43. U.S.C. § 1331, et seq.) (OCSLA) directs the U.S. Department of the Interior (DOI) to prepare and approve a five-year leasing program specifying the size, timing and location of areas on the Outer Continental Shelf (OCS) to be considered and assessed for natural gas and oil leasing during the period covered by the program. An OCS area may be offered for oil and gas leasing only if it has been included in an approved five-year program. The current five-year leasing program covers the period 2007 though 2012 (the current program). To date, seven oil and gas lease sales have been held under this program, five of which covered areas in the Gulf of Mexico Region (GOM). We hold interests in 62 leases awarded pursuant to these sales in respect of which our net lease bonus exposure is approximately $159.4 million.
     On April 17, 2009, the United States Court of Appeals for the District of Columbia Circuit, in the matter entitled Center for Biological Diversity v. Department of the Interior, Nos. 07-1247, 07-1344, 2009 WL 1025375 (C.A.D.C. 2009), vacated the current program and remanded it to DOI for reconsideration in light of the court’s ruling. The case arose as a result of petitions filed by three non-profit organizations and an Alaskan village challenging the current program, which includes the expansion of previous lease offerings in areas off the coast of Alaska. The court found that DOI’s environmental sensitivity analysis was irrational and did not comply with certain OCSLA requirements. The court ordered DOI to conduct a more complete environmental sensitivity analysis of different OCS areas and reassess timing and location of the leasing program to properly balance the potential for environmental damage, oil and gas discovery, and adverse impacts on the coastal zone.
     The impact of the court’s decision on leases awarded in GOM lease sales held under the current program is unclear. If the decision is interpreted to void lease sales held under the current program and that interpretation is upheld, then revocation of leases awarded in those sales is possible. The means and manner by which a revocation might be attempted and, if successful, the effect of revocation on previously conducted operations and our expenditures relating to the leases are unknown. Pursuant to Applications for Drilling Permits (ADPs) approved by the MMS, we have conducted operations on three leases awarded under the current program and are mobilizing a drilling rig to a fourth lease, located on our Arden prospect, that was awarded under the current program. How future operations in the GOM, including our ability to pursue our planned drilling schedule, may be affected also are unknown; however on May 6, 2009, the MMS notified us that two of our 12 apparent high bids at the March 2009 lease sale would be awarded, and on May 8, 2009, the MMS approved the ADP for our Arden prospect. Depending upon the ultimate resolution of the issues arising as a result of court’s decision, our operational and financial results could be adversely affected.

Recent Accounting Pronouncements
     In April 2009, the FASB issued three FSPs to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSPs for the period ending March 31, 2009. The adoption of these FSPs did not have a material impact on our financial position, cash flows or results of operations.
     On December 31, 2008, the SEC issued the Final Rule, which adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the Final Rule is prohibited. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the SEC’s Final Rule include, but are not limited to:
•	Oil and gas reserves must be reported using average prices over the prior 12 month period, rather than year-end prices;

•	Companies will be allowed to report, on an optional basis, probable and possible reserves;

•	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities”;

•	Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•	Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs;

•	Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.
     We are currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, we will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling (minority) owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 beginning January 1, 2009. The adoption of this statement did not have a material impact on our financial position, cash flows or results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements.

     In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 for all recurring measures of financial assets and liabilities on January 1, 2008. In February 2008, the FASB issued FSP 157-2, which granted a one-year deferral of the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and asset retirement obligations). Beginning January 1, 2009, we applied SFAS 157 to non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial position, cash flows or results of operations.
     In March 2008, the FASB issued SFAS 161. This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the disclosure requirements of SFAS 161 beginning January 1, 2009. See Note 7 “Derivative Financial Instruments and Hedging Activities” in Item 1 of Part I of this Quarterly Report for additional disclosures. The adoption of this statement did not have a material impact on our financial position, cash flows or results of operations.
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
     The energy markets historically have been very volatile, and we can reasonably expect that oil and gas prices will be subject to wide fluctuations in the future. In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices from time to time primarily through the use of commodity price swap agreements and costless collar arrangements. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. In addition, forward price curves and estimates of future volatility are used to assess and measure the ineffectiveness of our open contracts at the end of each period. If open contracts cease to qualify for hedge accounting, the mark-to-market change in fair value is recognized in oil and natural gas revenue in the Condensed Consolidated Statements of Operations. Not qualifying for hedge accounting and cash flow hedge designation will cause volatility in Net Income. The fair values we report in our Condensed Consolidated Financial Statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.
     On January 29, 2009, we liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to us of $10.0 million and installment payments of $13.5 million to be paid monthly to us through 2009. Since the forecasted sales of crude oil volumes are still expected to occur, the accumulated gains through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income, and will not be reclassified into earnings until the physical transactions occur. Any changes in the value of these derivative contracts subsequent to January 29, 2009 will no longer be deferred in other comprehensive income, but rather will impact current period income.
     Derivative gains and losses are recorded by commodity type in oil and natural gas revenues in the Condensed Consolidated Statements of Operations. The effects on our oil and gas revenues from our hedging activities were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Gain (Loss) on Settlements (1)	$57,457	$(10,307)
Gains on liquidated swaps (2)	6,523	—
Loss on Hedge Ineffectiveness (3)	(179)	(3,924)

Total	$63,801	$(14,231)

(1)	Designated as cash flow hedges pursuant to SFAS 133.

(2)	Crude oil fixed price swaps liquidated on January 29, 2009 that do not qualify for hedge accounting. Includes $2.6 million, net of premium, related to the $10.0 million cash liquidation, and $3.9 million, net of discount, related to the $13.5 million installment liquidation.

(3)	Unrealized loss recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of March 31, 2009, we had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset
			(In thousands)
Natural Gas (MMbtus)
April 1—December 31, 2009	36,923,804	$7.57	$121,718
Crude Oil (Bbls)
April 1—December 31, 2009	769,485	$76.56	16,494

Total			$138,212

     We have reviewed the financial strength of our counterparties and believe the credit risk associated with these swaps to be minimal. Hedges with counterparties that are lenders under our bank credit facility are secured under the bank credit facility.
     As of March 31, 2009, we expect to realize within the next 12 months approximately $138.2 million in net gains resulting from hedging activities and $17.5 million resulting from liquidated fixed price swaps that are currently recorded in accumulated other comprehensive income. These hedging gains are expected to be realized as an increase of $34.0 million to oil revenues and an increase of $121.7 million to natural gas revenues.
     As of May 5, 2009, we have entered into the following hedge transactions subsequent to March 31, 2009:

		Weighted Average
Fixed Price Swaps	Quantity	Fixed Price
Natural Gas (MMbtus)
January 1—December 31, 2010	12,775,000	$5.84
January 1—June 30, 2011	4,525,000	$6.65
Crude Oil (Bbls)
January 1—December 31, 2010	1,277,500	$62.28
January 1—June 30, 2011	452,500	$65.65
     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on January 31, 2012, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. As of March 31, 2009, the interest rate on our outstanding bank debt was 3.57%. If the balance of our bank debt at March 31, 2009 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.6 million per quarter.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of March 31, 2009 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting
     There were no changes that occurred during the quarter ended March 31, 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Please refer to Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended.
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural events and natural disasters such as loop currents, hurricanes, fires, floods and other natural events, catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness; and

•	risks related to significant acquisitions or other strategic transactions, such as failure to realize expected benefits or objectives for future operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
January 1, 2009 to January 31, 2009 (1)	1,386	$10.54	—	—
February 1, 2009 to February 28, 2009 (1)	65	$11.16	—	—
March 1, 2009 to March 31, 2009 (1)	50,683	$7.80	—	—

Total	52,134	$7.88	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.
Item 5. Other Information
     Effective January 1, 2009, we adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS No. 160 did not have a material impact on our financial position, cash flows and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS 160, we will be required to reflect the change in presentation and disclosure for all periods presented in future filings. The noncontrolling (minority) interest primarily related to a third party investor in certain real estate. The third party no longer retained an interest as of July 15, 2008.
     The following table summarizes the effects of the adoption of SFAS 160 on our financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	2008		2007		2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Revised	Reported	Revised	Reported	Revised

Consolidated Statements of Income:
Minority Interest	$(188)	$—	$(1)	$—	$—	$—
Net (loss) income	(388,713)	(388,525)	143,934	143,935	121,462	121,462
Net (loss) income attributable to Mariner Energy, Inc. (1)	—	(388,713)	—	143,934	—	121,462
Net income attributable to noncontrolling interests (1)	—	(188)	—	(1)	—	—
Total earnings per common share, basic	(4.44)	—	1.68	—	1.59	—
Total earnings per common share, diluted	(4.44)	—	1.67	—	1.58	—
Earnings per common share attributable to Mariner Energy, Inc.:
Basic (1)	—	(4.44)	—	1.68	—	1.59
Diluted (1)	—	(4.44)	—	1.67	—	1.58

	2008		2007		2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Revised	Reported	Revised	Reported	Revised

Consolidated Balance Sheets:
Minority interest	—	—	1	—	—	—
Noncontrolling interest (1)	—	—	—	1	—	—
Total Mariner Energy, Inc. Stockholders’ Equity (1)	—	1,120,320	—	1,391,018	—	1,302,591
Total stockholders’ equity	1,120,320	1,120,320	1,391,018	1,391,019	1,302,591	1,302,591
Consolidated Statements of Cash Flows:
Operating Activities:
Net (loss) income	(388,713)	(388,525)	143,934	143,935	121,462	121,462
MMS Royalty Relief and other	(52,731)	(52,919)	4,486	4,486	226	226
Investing Activities:
Minority interest	—	—	1	—	—	—
Consolidated Statements of Stockholders’ Equity:
Net (loss) income	(388,713)	(388,525)	143,934	143,935	121,462	121,462
Noncontrolling interest (1)	—	—	—	1	—	—
Total stockholders’ equity	1,120,320	1,120,320	1,391,018	1,391,019	1,302,591	1,302,591

(1)	Represents a new financial statement line item included as a result of the retrospective application of SFAS 160.
Item 6. Exhibits

Number	Description
2.1*	Agreement and Plan of Merger dated as of September 9, 2005 among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.2*	Letter Agreement dated as of February 3, 2006 among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

2.5*	Membership Interest Purchase Agreement by and between Hydro Gulf of Mexico, Inc. and Mariner Energy, Inc., executed December 23, 2007 (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on February 5, 2008).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Certificate of Designations of Series A Junior Participating Preferred Stock of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.1 to Mariner’s Form 8-K filed on October 14, 2008).

3.3*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

Number	Description
4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.5*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.6*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.7*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.8*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.9*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.10*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.11*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

4.12*	Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).

4.13*	Amendment No. 8 and Consent, dated as of March 24, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 27, 2009).

10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

Number	Description
10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2009.

Mariner Energy, Inc.
By:	/s/ Scott D. Josey
Scott D. Josey,
Chairman of the Board, Chief Executive Officer and President

By:	/s/John H. Karnes
John H. Karnes,
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Number	Description
2.1*	Agreement and Plan of Merger dated as of September 9, 2005 among Forest Oil Corporation, SML Wellhead Corporation, Mariner Energy, Inc. and MEI Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.2*	Letter Agreement dated as of February 3, 2006 among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amending the transaction agreements (incorporated by reference to Exhibit 2.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-137441) filed on September 19, 2006).

2.3*	Letter Agreement, dated as of February 28, 2006, among Forest Oil Corporation, Forest Energy Resources, Inc., Mariner Energy, Inc. and MEI Sub, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on March 3, 2006).

2.4*	Letter Agreement, dated April 12, 2006, among Forest Oil Corporation, Mariner Energy Resources, Inc. and Mariner Energy, Inc. amended the transaction agreements (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 13, 2006).

2.5*	Membership Interest Purchase Agreement by and between Hydro Gulf of Mexico, Inc. and Mariner Energy, Inc., executed December 23, 2007 (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on February 5, 2008).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Certificate of Designations of Series A Junior Participating Preferred Stock of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.1 to Mariner’s Form 8-K filed on October 14, 2008).

3.3*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.2*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.3*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.4*	Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.5*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.6*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.7*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as

Number	Description
Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.8*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.9*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.10*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.11*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

4.12*	Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).

4.13*	Amendment No. 8 and Consent, dated as of March 24, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 27, 2009).

10.1*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.2*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.