Form 10-Q
period 2009-06-30
MARINER ENERGY INC
filed 2009-08-10
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 4, 2009, there were 101,845,592 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I

Item 1.	Unaudited Condensed Consolidated Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$33,648	$3,209
Receivables, net of allowances of $7,254 and $3,868 as of June 30, 2009 and December 31, 2008, respectively	157,009	219,920
Insurance receivables	25,826	13,123
Derivative financial instruments	70,849	121,929
Intangible assets	1,333	2,334
Prepaid expenses and other	25,535	14,438

Total current assets	314,200	374,953
Property and Equipment:
Proved oil and gas properties, full-cost method	4,719,635	4,448,146
Unproved properties, not subject to amortization	237,058	201,121

Total oil and gas properties	4,956,693	4,649,267
Other property and equipment	53,704	53,115
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(2,648,343)	(1,767,028)
Other property and equipment	(6,860)	(5,477)

Total accumulated depreciation, depletion and amortization	(2,655,203)	(1,772,505)

Total property and equipment, net	2,355,194	2,929,877
Insurance Receivables	5,082	22,132
Other Assets, net of amortization	65,409	65,831

TOTAL ASSETS	$2,739,885	$3,392,793

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$3,925	$3,837
Accrued liabilities	112,722	107,815
Accrued capital costs	131,174	195,833
Deferred income tax	28,625	23,148
Abandonment liability	40,386	82,364
Accrued interest	12,873	12,567
Derivative financial instruments	3,599	—

Total current liabilities	333,304	425,564
Long-Term Liabilities:
Abandonment liability	406,733	325,880
Deferred income tax	77,801	319,766
Derivative financial instruments	16,174	—
Long-term debt	1,029,189	1,170,000
Other long-term liabilities	30,525	31,263

Total long-term liabilities	1,560,422	1,846,909

Commitments and Contingencies (see Note 9)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 101,848,191 shares issued and outstanding at June 30, 2009; 180,000,000 shares authorized, 88,846,073 shares issued and outstanding at December 31, 2008	10	9
Additional paid-in capital	1,243,277	1,071,347
Accumulated other comprehensive income	38,994	78,181
Accumulated deficit	(436,122)	(29,217)

Total stockholders’ equity	846,159	1,120,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,739,885	$3,392,793

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Natural gas	$142,363	$250,278	$295,701	$429,901
Oil	78,954	144,556	139,879	258,170
Natural gas liquids	8,193	33,057	14,662	54,038
Other revenues	2,460	1,561	25,064	3,240

Total revenues	231,970	429,452	475,306	745,349

Costs and Expenses:
Lease operating expense	47,092	56,427	100,491	102,074
Severance and ad valorem taxes	3,730	5,263	7,262	9,873
Transportation expense	4,575	4,204	9,159	7,223
General and administrative expense	21,122	13,615	38,533	24,726
Depreciation, depletion and amortization	100,282	141,454	195,087	260,772
Full cost ceiling test impairment	—	—	704,731	—
Other miscellaneous expense	2,758	303	10,767	840

Total costs and expenses	179,559	221,266	1,066,030	405,508

OPERATING INCOME (LOSS)	52,411	208,186	(590,724)	339,841

Other Income (Expense):
Interest income	302	281	387	607
Interest expense, net of amounts capitalized	(16,972)	(17,563)	(31,374)	(36,134)

Income (Loss) Before Taxes	35,741	190,904	(621,711)	304,314
(Provision) Benefit for Income Taxes	(18,528)	(67,416)	214,806	(108,610)

Net Income (Loss)	17,213	123,488	(406,905)	195,704
Less: Net income attributable to noncontrolling interest	—	(98)	—	(188)

NET INCOME (LOSS) ATTRIBUTABLE TO MARINER ENERGY, INC.	$17,213	$123,390	$(406,905)	$195,516

Net Income (Loss) per share attributable to Mariner Energy, Inc.:
Basic	$0.19	$1.40	$(4.50)	$2.23
Diluted	$0.19	$1.39	$(4.50)	$2.21
Weighted average shares outstanding:
Basic	91,798,761	87,983,902	90,339,810	87,638,816
Diluted	92,152,933	88,828,904	90,339,810	88,430,344
The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
For the six months ended June 30, 2009 and 2008

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common	Stock	Paid-In-	Income/	Accumulated	Stockholders’
	Stock	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2008	88,846	$9	$1,071,347	$78,181	$(29,217)	$1,120,320

Common shares issued — equity offering	11,500	1	159,673	—	—	159,674
Common shares issued — restricted stock	1,689	—	—	—	—	—
Treasury stock bought and cancelled on same day	(167)	—	(1,891)	—	—	(1,891)
Forfeiture of restricted stock	(20)	—	—	—	—	—
Share-based compensation	—	—	14,143	—	—	14,143
Stock options exercised	—	—	5	—	—	5
Comprehensive income (loss):
Net loss	—	—	—	—	(406,905)	(406,905)
Change in fair value of derivative hedging instruments — net of income taxes of $(26,327)	—	—	—	(125,250)	—	(125,250)
Hedge settlements reclassified to income — net of income taxes of $48,138	—	—	—	86,063	—	86,063

Total comprehensive loss	—	—	—	(39,187)	(406,905)	(446,092)

Balance at June 30, 2009	101,848	$10	$1,243,277	$38,994	$(436,122)	$846,159

				Accumulated		Total
				Other		Mariner
			Additional	Comprehensive	Accumulated	Energy, Inc.		Total
	Common	Stock	Paid-In-	Income/	Retained	Stockholders’	Noncontrolling	Stockholders’
	Stock	Amount	Capital	(Loss)	Earnings	Equity	Interests	Equity
Balance at December 31, 2007	87,229	$9	$1,054,089	$(22,576)	$359,496	$1,391,018	$1	$1,391,019

Common shares issued — restricted stock	1,683	—	—	—	—	—	—	—
Treasury stock bought and cancelled on same day	(130)	—	(4,014)	—	—	(4,014)	—	(4,014)
Forfeiture of restricted stock	(17)	—	—	—	—	—	—	—
Share-based compensation	—	—	6,984	—	—	6,984	—	6,984
Stock options exercised	55	—	728	—	—	728	—	728
Comprehensive income (loss):
Net income	—	—	—	—	195,516	195,516	188	195,704
Change in fair value of derivative hedging instruments — net of income taxes of $(124,800)	—	—	—	(203,157)	—	(203,157)	—	(203,157)
Hedge settlements reclassified to income — net of income taxes of $(28,977)	—	—	—	(52,411)	—	(52,411)	—	(52,411)

Total comprehensive (loss) income	—	—	—	(255,568)	195,516	(60,052)	188	(59,864)

Balance at June 30, 2008	88,820	$9	$1,057,787	$(278,144)	$555,012	$1,334,664	$189	$1,334,853

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months
	Ended June,
	2009	2008
Operating Activities:
Net (loss) income attributable to Mariner Energy, Inc.	$(406,905)	$195,516
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income (benefit) tax	(214,806)	105,075
Depreciation, depletion and amortization	195,087	260,772
Ineffectiveness of derivative instruments	3	6,474
Full cost ceiling test impairment	704,731	—
Share-based compensation	12,208	7,172
Derivative financial instruments	(10,269)	—
Other	483	1,842
Changes in operating assets and liabilities:
Receivables	66,302	(131,078)
Insurance receivables	4,347	57,083
Cash from liquidation of hedges	20,519	—
Prepaid expenses and other	(8,052)	(62)
Accounts payable and accrued liabilities	(25,917)	48,686

Net cash provided by operating activities	337,731	551,480

Investing Activities:
Acquisitions and additions to oil and gas properties	(318,625)	(652,910)
Additions to other property and equipment	(616)	(48,605)
Restricted cash designated for investment	—	5,000

Net cash used in investing activities	(319,241)	(696,515)

Financing Activities:
Credit facility borrowings	261,221	630,000
Credit facility repayments	(691,221)	(459,000)
Repurchase of stock	(1,891)	(4,014)
Debt redetermination costs	(2,300)	—
Debt offering costs	(5,282)	—
Proceeds from equity offering	160,138	—
Proceeds from debt issuance	291,279	—
Proceeds from exercise of stock options	5	729

Net cash provided by financing activities	11,949	167,715

Increase in Cash and Cash Equivalents	30,439	22,680
Cash and Cash Equivalents at Beginning of Period	3,209	18,589

Cash and Cash Equivalents at End of Period	$33,648	$41,269

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$28,765	$31,101
Income taxes, net of refunds	$174	$1,100
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
     Principles of Consolidation — Mariner’s condensed consolidated financial statements as of June 30, 2009 and consolidated financial statements as of December 31, 2008 include its accounts and the accounts of its subsidiaries. All inter-company balances and transactions have been eliminated.
     Reclassifications — Certain prior period amounts have been reclassified to conform to current year presentation. Amounts for certain producing well overhead were presented as “Lease operating expense” in the Company’s Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2008. These amounts are presented herein as “General and administrative expense” for the three months and six months ended June 30, 2009. Other reclassifications are insignificant in nature. These reclassifications had no effect on total operating income or net income.
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
     There were no significant changes to the Company’s uncertain tax positions during the six months ended June 30, 2009. For a detail of the Company’s uncertain tax positions, please refer to Note 10 “Income Taxes” to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

     Recent Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in respect of the third quarter ending September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial position, cash flows or results of operations.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for periods beginning after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial position, cash flows or results of operations.
     In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSPs for the period ending March 31, 2009. The adoption of these FSPs did not have a material impact on the Company’s financial position, cash flows or results of operations.
     On December 31, 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”), which adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the Final Rule is prohibited. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the SEC’s Final Rule include, but are not limited to:
•	Oil and gas reserves must be reported using average prices over the prior 12 month period, rather than year-end prices;
•	Companies will be allowed to report, on an optional basis, probable and possible reserves;
•	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities”;
•	Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•	Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and
•	Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 for all recurring measures of financial assets and liabilities on January 1, 2008. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which granted a one-year deferral of the effective date of SFAS 157 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Beginning January 1, 2009, Mariner applied SFAS 157 to non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, cash flows or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about the Company’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the disclosure requirements of SFAS 161 beginning January 1, 2009. See Note 8 “Derivative Financial Instruments and Hedging Activities” for additional disclosures. The adoption of this statement did not have a material impact on the Company’s financial position, cash flows or results of operations.
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

	For the Three Months	For the Six Months
	Ended June 30, 2008
	(In thousands, except per share amounts)
Pro Forma:
Revenue	$429,168	$760,042
Net income attributable to Mariner Energy, Inc.	$123,443	$199,071
Basic earnings per share	$1.40	$2.27
Diluted earnings per share	$1.39	$2.25
     Permian Basin Acquisitions. On February 29, 2008 and December 1, 2008, Mariner acquired additional working interests in certain of its existing properties in the Spraberry field in the Permian Basin. Mariner operates substantially all of the assets. The purchase prices were $23.5 million for the February 2008 acquisition and $19.4 million for the December 2008 acquisition.
     Bass Lite — On December 19, 2008, Mariner acquired additional working interests in its existing property, Atwater Valley Block 426 (Bass Lite), for approximately $30.6 million, increasing its working interest by 11.6% to 53.8%. Mariner internally estimated proved reserves attributable to the acquisition of approximately 17.6 Bcfe (100% natural gas).
3. Long-Term Debt
     As of June 30, 2009 and December 31, 2008 the Company’s long-term debt was as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Bank credit facility	$140,000	$570,000
7 1/2% Senior Notes, due April 15, 2013, net of discount	297,841	300,000
8% Senior Notes, due May 15, 2017	300,000	300,000
11 3/4% Senior Notes, due June 30, 2016, net of discount	291,348	—

Total long-term debt	$1,029,189	$1,170,000

     Bank Credit Facility — The Company has a secured revolving credit facility with a group of banks pursuant to an amended and restated credit agreement dated March 2, 2006, as further amended, with the latest amendment made as of June 2, 2009. The credit facility matures January 31, 2012 and is subject to a borrowing base which is redetermined periodically. The outstanding principal balance of loans under the credit facility may not exceed the borrowing base. Pursuant to the June 2009 amendment, the borrowing base automatically reduced by $50.0 million to $800.0 million upon the Company’s June 10, 2009 issuance of $300.0 million aggregate principal amount of its 11 3/4% senior notes due 2016 discussed below. The next borrowing base redetermination is expected in August 2009.
     On June 10, 2009, the Company used aggregate proceeds from concurrent offerings of its 11 3/4% senior notes due 2016 and common stock, before deducting estimated offering expenses but after deducting underwriters’ discounts and commissions, of approximately $446.2 million to repay debt under its bank credit facility. These offerings are discussed further below in this Note 3 and in Note 4 “Stockholders’ Equity.”
     As of June 30, 2009, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $800.0 million. As of June 30, 2009, there were $140.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of the Company’s offshore fields. As of June 30, 2009, after accounting for the $4.7 million of letters of credit, the Company had $655.3 million available to borrow under the credit facility.

     During the six months ended June 30, 2009, the commitment fee on unused capacity was 0.250% to 0.375% per annum through March 23, 2009 and 0.5% per annum thereafter. Commitment fees are included in “Accrued interest” in the Condensed Consolidated Balance Sheets in Item 1 of Part I of this Quarterly Report. Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at the Company’s option, plus a specified margin. At June 30, 2009, when borrowings at both LIBOR and prime-based rates were outstanding, the blended interest rate was 2.75% on all amounts borrowed.
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
The Company was in compliance with the financial covenants under the bank credit facility as of June 30, 2009. At June 30, 2009, the ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities was 3.45 to 1.0 and the ratio of total debt to EBITDA was 1.46 to 1.0.
     The Company’s payment and performance of its obligations under the credit facility (including any obligations under commodity and interest rate hedges entered into with facility lenders) are secured by liens upon substantially all of the assets of the Company and its subsidiaries, and guaranteed by its subsidiaries, other than Mariner Energy Resources, Inc. which is a co-borrower.
     Senior Notes — On June 10, 2009, the Company sold and issued $300.0 million aggregate principal amount of its 11 3/4% senior notes due 2016 (the “11 3/4% Notes”). In 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% senior notes due 2017 (the “8% Notes”). In 2006, the Company sold and issued $300.0 million aggregate principal amount of its 7 1/2% senior notes due 2013 (the “7 1/2% Notes” and together with the 11 3/4% Notes and the 8% Notes, the “Notes”). The Notes are governed by indentures that are substantially identical for each series. The Notes are senior unsecured obligations of the Company. The 11 3/4% Notes mature on June 30, 2016 with interest payable on June 30 and December 30 of each year beginning December 30, 2009. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. The Company and its restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. The Company was in compliance with the financial covenants under the Notes as of June 30, 2009.
     11 3/4% Notes — The 11 3/4% Notes were issued under an Indenture, dated as of June 10, 2009, among the Company, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (the “Base Indenture”), as amended and supplemented by the First Supplemental Indenture thereto, dated as of June 10, 2009, among the same parties (the “Supplemental Indenture” and together with the Base Indenture, the “Indenture”). Pursuant to the Base Indenture, the Company may issue multiple series of debt securities from time to time.
     The 11 3/4% Notes were sold at 97.093% of principal amount, for an initial yield to maturity of 12.375%, in an underwritten offering registered under the Securities Act of 1933, as amended (the “1933 Act”). Net offering proceeds, after deducting underwriters’ discounts and estimated offering expenses but before giving effect to the underwriters’ reimbursement of up to $0.5 million for offering expenses, were approximately $284.8 million. The Company used net offering proceeds (before deducting estimated offering expenses) to repay debt under its bank credit facility.
     The 11 3/4% Notes are senior unsecured obligations of the Company, rank senior in right of payment to any future subordinated indebtedness, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness, including the 7 1/2% Notes and the 8% Notes, and are effectively subordinated in right of payment to the Company’s senior secured indebtedness, including its obligations under its bank credit facility, to the extent of the collateral securing such indebtedness, and to all existing and future indebtedness and other liabilities of any non-guarantor subsidiaries.
     The 11 3/4% Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under the Company’s bank credit facility, to the extent of the collateral securing such indebtedness.
     The Company may redeem the 11 3/4% Notes at any time before June 30, 2013 at a price equal to the principal amount redeemed plus a make-whole premium, using a discount rate of the Treasury rate plus 0.50% and accrued but unpaid interest. Beginning on June 30 of the years indicated below, the Company may redeem the 11 3/4% Notes from time to time, in whole or in part, at the prices set forth below (expressed as percentages of the principal amount redeemed) plus accrued but unpaid interest:
2013 at 105.875%
2014 at 102.938%
2015 and thereafter at 100.000%
     In addition, before June 30, 2012, the Company may redeem up to 35% of the 11 3/4% Notes with the proceeds of equity offerings at a price equal to 111.750% of the principal amount of the 11 3/4% Notes redeemed plus accrued but unpaid interest.
     If a change of control triggering event (as defined in the Indenture) occurs, subject to certain exceptions, the Company must give holders of the 11 3/4% Notes the opportunity to sell to the Company their 11 3/4% Notes, in whole or in part, at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and liquidated damages to the date of purchase.
     The Company and its restricted subsidiaries are subject to certain negative covenants under the Indenture governing the 11 3/4% Notes which are consistent with the negative covenants under each of the indentures governing the7 1/2% Notes and 8% Notes. The Indenture limits the ability of the Company and each of its restricted subsidiaries to, among other things:
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
     Capitalized Interest — For the three-month periods ended June 30, 2009 and 2008, capitalized interest totaled $3.0 million and $0.7 million, respectively. For the six-month periods ended June 30, 2009 and 2008, capitalized interest totaled $5.2 million and $0.9 million, respectively.
4. Stockholders’ Equity
     Common Stock Offering — On June 10, 2009, the Company sold and issued 11.5 million shares of its common stock, par value $.0001 per share, at a public offering price of $14.50 per share in an underwritten offering registered under the 1933 Act. The total sold includes 1.5 million shares issued upon full exercise of the underwriters’ overallotment option. Net offering proceeds, after deducting underwriters’ discounts and estimated offering expenses but before giving effect to the underwriters’ reimbursement of up to $0.5 million for offering expenses, were approximately $159.2 million. The Company used net offering proceeds (before deducting estimated offering expenses of approximately $0.5 million) to repay debt under its bank credit facility.
5. Oil and Gas Properties
     The Company’s oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including eligible general and administrative costs (“G&A”). G&A costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs, coupled with the Company’s estimated asset retirement obligations recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), are included in the amortization base and amortized to expense using the unit-of-production method. Amortization is calculated based on estimated proved oil and gas reserves. Proceeds from the sale or disposition of oil and gas properties are applied to reduce net capitalized costs unless the sale or disposition causes a significant change in the relationship between costs and the estimated value of proved reserves. For the three-month periods ended June 30, 2009 and 2008, capitalized G&A totaled $5.3 million and $5.1 million, respectively. For the six-month periods ended June 30, 2009 and 2008, capitalized G&A totaled $10.3 million and $9.7 million, respectively.
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
     At June 30, 2009, the ceiling limit exceeded the net capitalized costs of the Company’s proved oil and gas properties and therefore no ceiling test impairment was recorded for the second quarter. At March 31, 2009, the net capitalized cost of proved oil and gas properties exceeded the ceiling limit and the Company recorded a non-cash ceiling test impairment of $704.7 million ($454.6 million, net of tax) for the first quarter. The impairment would have been $808.0 million ($521.3 million, net of tax) if the Company had not used hedge adjusted prices for the volumes that were subject to hedges. The ceiling limit of its proved reserves was calculated based upon quoted market prices of $3.89 and $3.63 per Mcf for gas and $70.00 and $49.65 per barrel for oil, adjusted for market differentials for the three-month period ended June 30, 2009 and March 31, 2009, respectively. No ceiling test impairment was recorded for the six-month period ended June 30, 2008.
6. Accrual for Future Abandonment Liabilities
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

     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation:

(In thousands)
Abandonment liability as of January 1, 2009 (1)	$408,244
Liabilities incurred	12,177
Liabilities settled	(29,742)
Accretion expense	17,119
Revisions to previous estimates	39,321

Abandonment Liability as of June 30, 2009 (2)	$447,119

(1)	Includes $82.4 million classified as a current liability at December 31, 2008.

(2)	Includes $40.4 million classified as a current liability at June 30, 2009.
7. Share-Based Compensation
     Applicable Plans ¯ On May 11, 2009, the Company’s stockholders approved the Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”). Restricted common stock and non-qualified stock options are outstanding under the Stock Incentive Plan. Options to purchase the Company’s common stock granted to certain employees in connection with a March 2006 merger transaction also are outstanding but are not governed by the Stock Incentive Plan (“Rollover Options”).
     The Company’s directors, employees and consultants are eligible to participate in the Stock Incentive Plan. Awards to participants may be made in the form of incentive stock options, non-qualified stock options or restricted stock. Effective May 11, 2009, the Stock Incentive Plan increased to 12,500,000 from 6,500,000 the maximum number of shares of the Company’s common stock that can be issued to participants, and increased the number of shares that can be issued to any one employee to 5,700,000 from 2,850,000. Subject to the terms of the Stock Incentive Plan, the participants to whom awards are granted, the type or types of awards granted, the number of shares covered by each award, and the purchase price, conditions and other terms of each award are determined by the Company’s board of directors or a committee thereof appointed by the board to administer the Plan (the “committee”).
     Unless sooner terminated, no award may be granted under the Stock Incentive Plan after October 12, 2015. The Company’s board of directors or the committee may amend, alter, suspend, discontinue, or terminate (collectively, “change”) the Stock Incentive Plan without the consent of any stockholder, participant, other holder or beneficiary of an award, or other person, except that:
•	without the approval of the Company’s stockholders, no change can be made that would
(i)	increase the total number of shares that may be issued under the Stock Incentive Plan, except as provided in the Stock Incentive Plan with respect to stock dividends or splits, or with respect to mergers, recapitalizations, reorganizations, spin-offs or other unusual transactions or events,
(ii)	permit the exercise price of any outstanding option that is “underwater” to be reduced or for an “underwater” option to be cancelled and replaced with a new award,
(iii)	include participants other than employees, non-employee directors and consultants, or
(iv)	materially increase benefits accrued to participants under the Stock Incentive Plan; and
•	no change can materially adversely affect the rights of a participant under an award without the participant’s written consent.

     In addition, the Stock Incentive Plan may not be amended or terminated in any manner that would cause the Plan or any amounts or benefits payable under the Stock Incentive Plan to fail to comply with Section 409A of the Internal Revenue Code of 1986, as amended, to the extent applicable.
     Plan Activity ¯ The Company recorded total compensation expense related to restricted stock and stock options of $7.3 million and $4.6 million for the three-month periods ended June 30, 2009 and 2008, respectively and $14.1 million and $7.2 million for the six-month periods ended June 30, 2009 and 2008, respectively. Under the Stock Incentive Plan, unrecognized compensation expense at June 30, 2009 for the unvested portion of restricted stock granted was $59.1 million and for unvested options was $0.
     The following table presents a summary of stock option activity under the Stock Incentive Plan and under Rollover Options for the six months ended June 30, 2009:

		Weighted
		Average	Aggregate Intrinsic
		Exercise	Value (1)
	Shares	Price	(In thousands)
Outstanding at January 1, 2009	645,348	$13.88	$(1,376)
Granted	—	—	—
Exercised	(462)	11.59	—
Forfeited	—	—	—

Outstanding and exercisable at June 30, 2009	644,886	$13.88	$(1,376)

(1)	Based upon the difference between the closing price per share of the common stock on the last trading date of the quarter of $11.75 and the option exercise price of in-the-money options.
     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of June 30, 2009 and 2008, respectively, and changes during the six-month periods is as follows:

	Restricted Shares under
	Stock Incentive Plan
	June 30,
	2009	2008
Total unvested shares at beginning of period: January 1	2,697,926	1,484,552
Shares granted (1)	1,689,342	1,683,316
Shares vested	(562,798)	(432,606)
Shares forfeited (1)	(20,426)	(17,214)

Total unvested shares at end of period: June 30	3,804,044	2,718,048

Available for future grant as options or restricted stock	7,028,732	2,554,720

(1)	Current year activity includes 4,741 shares granted and forfeited under the Stock Incentive Plan’s 2008 Long-Term Performance-Based Restricted Stock Program discussed below during the six months ended June 30, 2009.
     The following table summarizes the status under the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), of the Company’s restricted stock, including long-term performance based restricted stock, at June 30, 2009 and the changes during the six months then ended:

				Weighted
			Aggregate	Average
		Weighted	Intrinsic	Remaining
	Equity	Average	Value	Contractual
	Instruments	Fair Value	($ thousands)	Life (Years)
Unvested at January 1, 2009	2,697,926	$28.22	$76,123
Granted	1,689,342	11.18	18,891
Vested	(562,798)	22.48	(12,652)
Forfeited	(20,426)	13.68	(279)

Unvested at June 30, 2009	3,804,044	21.58	$82,083	6.54

     Long-Term Performance-Based Restricted Stock Program — In June 2008, Mariner’s Board of Directors adopted a Long-Term Performance-Based Restricted Stock Program (the “Program”) under the Stock Incentive Plan. Shares of restricted common stock subject to the Program were granted in 2008 and 2009. Vesting of these shares is contingent, begins upon satisfaction of specified thresholds of $38.00 and $46.00 for the market price per share of Mariner’s common stock, and continues in installments over five to seven years thereafter, assuming, in most instances, continued employment by Mariner. The fair value of restricted stock grants made under the Program is estimated using a Monte Carlo simulation. Stock-based compensation expense related to these restricted stock grants totaled $5.8 million for the six months ended June 30, 2009.
     Weighted average fair values and valuation assumptions used to value Program grants for the quarter ended June 30, 2009 are as follows:

Weighted average fair value of grants	$33.73
Expected volatility	42.29%
Risk-free interest rate	4.57%
Dividend yield	0.00%
Expected life	10 years
     Expected volatility is calculated based on the average historical stock price volatility of Mariner and a peer group as of June 30, 2009. The peer group consisted of the following seven independent oil and gas exploration and production companies: ATP Oil & Gas Corporation, Callon Petroleum Co., Energy Partners, Ltd., McMoRan Exploration Co., Plains Exploration & Production Company, Stone Energy Corporation, and W&T Offshore, Inc. The risk-free interest rate is determined at the grant date and is based on 10-year, zero-coupon government bonds with maturity equal to the contractual term of the awards, converted to a continuously compounded rate. The expected life is based upon the contractual terms of the restricted stock grants under the Program.
8. Derivative Financial Instruments and Hedging Activities
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
     On January 29, 2009, the Company liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to Mariner of $10.0 million and installment payments of $13.5 million to be paid monthly to Mariner through 2009. On April 16, 2009, the Company received a $10.5 million cash settlement on the hedges that were settled in monthly installments at January 29, 2009. Since the forecasted sales of crude oil volumes are still expected to occur, the accumulated gains through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income, and will not be reclassified into earnings until the physical transactions occur. Any changes in the value of these derivative contracts subsequent to January 29, 2009 will no longer be deferred in other comprehensive income, but rather will impact current period income.
     Derivative gains and losses are recorded by commodity type in oil and gas revenues in the Condensed Consolidated Statements of Operations. The effects on the Company’s oil and gas revenues from its hedging activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Cash Gain (Loss) on Settlements (1)	$63,547	$(64,607)	$121,004	$(74,914)
Gain on liquidated swaps (2)	6,677	—	13,200	—
Gain (Loss) on Hedge Ineffectiveness (3)	176	(2,550)	(3)	(6,474)

Total	$70,400	$(67,157)	$134,201	$(81,388)

(1)	Designated as cash flow hedges pursuant to SFAS 133.

(2)	Crude oil fixed price swaps liquidated on January 29, 2009 that do not qualify for hedge accounting. Includes a $0.3 million net gain related to the liquidation of hedges on January 29, 2009.

(3)	Unrealized loss recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of June 30, 2009, the Company had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset
			(In thousands)
Natural Gas (MMbtus)
July 1—December 31, 2009	22,220,024	$7.62	$72,156
January 1—December 31, 2010	12,775,000	$5.84	(2,470)
January 1—June 30, 2011	4,525,000	$6.65	(732)
Crude Oil (Bbls)
July 1—December 31, 2009	484,564	$76.45	2,212
January 1—December 31, 2010	1,277,500	$62.28	(15,336)
January 1—June 30, 2011	452,500	$65.65	(4,754)

Total			$51,076

     The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps to be minimal. Hedges with counterparties that are lenders under the Company’s bank credit facility are secured under the bank credit facility.
     For derivative instruments that are not designated as a hedge for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period. This will result in non-cash gains or losses reported in Mariner’s operating results.
     As of June 30, 2009, the Company expects to realize within the next 12 months approximately $67.3 million in net gains resulting from hedging activities and $10.3 million resulting from liquidated fixed price swaps that are currently recorded in accumulated other comprehensive income. These hedging gains are expected to be realized as a decrease of $5.2 million to oil revenues and an increase of $72.4 million to natural gas revenues.
     As of August 4, 2009, the Company has not entered into any hedge transactions subsequent to June 30, 2009.

Additional Disclosures about Derivative Instruments and Hedging Activities
     At June 30, 2009, the Company had derivative financial instruments under SFAS 133 recorded in its balance sheet as set forth below (in thousands):

	Fair Value of Derivative Contracts
	Asset Derivatives
	June 30, 2009		December 31, 2008
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value
Derivatives designated as cash flow hedging contracts under SFAS 133
Fixed Price Swaps	Current Assets: Derivative financial instruments	$70,849	Current Assets: Derivative financial instruments	$121,929

Derivatives not designated as cash flow hedging contracts under SFAS 133
Fixed Price Swaps	Stockholders’ Equity: Accumulated other comprehensive income	10,250	Current Assets: Derivative financial instruments	—

Total derivatives		$81,099		$121,929

	Fair Value of Derivative Contracts
	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value
Derivatives designated as cash flow hedging contracts under SFAS 133
Fixed Price Swaps	Current Liabilities: Derivative financial instruments	3,599		—
	Long-Term Liabilities: Derivative financial instruments	16,174		—

Total derivatives		$19,773		$—

     For the three months ended June 30, 2009, the effect on income of derivative financial instruments under SFAS 133 was as follows (in thousands):

			Location of	Amount of gain/(loss)
	Amount of gain/(loss)		gain/(loss) reclassified	reclassified from		Location of (loss)	Amount of (loss)
Derivatives	recognized in OCI on		from Accumulated	Accumulated OCI		recognized in income	recognized in income
designated as cash	derivative (effective		OCI into income	into income (effective		on derivative	on derivative
flow hedging	portion)		(effective portion)	portion)		(ineffective portion)	(ineffective portion)
contracts under	Second Quarter			Second Quarter			Second Quarter
SFAS 133	2009	2008		2009	2008		2009	2008
Fixed Price Swaps	$51,076	$(403,989)	Revenues-Natural Gas	$58,844	$(28,839)	Revenues-Natural Gas	$(176)	$(2,550)
Fixed Price Collars	—	(31,886)	Revenues-Crude Oil	11,556	(38,318)

Total	$51,076	$(435,875)	Total	$70,400	$(67,157)

		Amount of gain/(loss) recognized
	Location of gain/(loss)	in income on derivative
Derivatives not designated as cash flow hedging contracts	recognized in income on	Second Quarter
under SFAS 133	derivative	2009	2008
Fixed Price Swaps	Revenues-Crude Oil	$6,677	—

9. Commitments and Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum future lease obligations under the Company’s operating leases in effect at June 30, 2009 are as follows:

(In thousands)

2010	$2,532
2011	2,499
2012	2,414
2013	2,084
2014 and thereafter	9,877
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data. The minimum annual payments under these contracts are $0.7 million in 2010.
     Insurance Matters
Current Insurance Against Hurricanes
     Mariner is a member of OIL Insurance, Limited (“OIL”), an energy industry insurance cooperative, which provides Mariner physical damage and windstorm insurance coverage subject to a $10.0 million per-occurrence deductible, a $250.0 million per occurrence loss limit, and a $750.0 million industry aggregate loss limit per event. Each year, Mariner considers whether to purchase supplemental windstorm, physical damage and business interruption insurance which in the past has provided coverage when OIL limits have been exceeded (see discussion below under “Hurricanes Katrina and Rita (2005)”). The supplemental insurance coverage offered by the commercial market in 2009 would not provide similar coverage, and Mariner elected not to purchase it when it expired on June 1, 2009. Mariner believes its assets are sufficiently insured for 2009 through OIL and Mariner’s expected ability to cover losses in excess of OIL coverage. Mariner intends to monitor the commercial market for insurance that would, based on Mariner’s historical experience, cover its expected hurricane-related risks on a cost-effective basis once OIL limits are exceeded.
     As of June 30, 2009, approximately $36.0 million was accrued for an OIL withdrawal premium contingency. As part of its OIL membership, the Company is obligated to pay a withdrawal premium if it elects to withdraw from OIL. Mariner does not anticipate withdrawing from OIL; however, due to the contingency, Mariner periodically reassesses the sufficiency of its accrued withdrawal premium based on OIL’s periodic calculation of the potential withdrawal premium in light of past losses, and Mariner may adjust its accrual accordingly in the future.
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
     Hurricane Ike (2008)
     In 2008, the Company’s operations were adversely affected by Hurricane Ike. The hurricane resulted in shut-in and delayed production as well as facility repairs and replacement expenses. The Company estimates that repairs and plugging and abandonment costs resulting from Hurricane Ike will total approximately $140.0 million net to Mariner’s interest. With respect to Hurricane Ike, Mariner’s OIL coverage has a $10.0 million per occurrence deductible and a $250.0 million per occurrence limit, subject to an industry-wide loss limit of $750.0 million per occurrence. OIL has advised the Company that industry-wide damages from Hurricane Ike are expected to substantially exceed OIL’s $750.0 million limit and that OIL expects to initially prorate the payout of all OIL members’ Hurricane Ike claims at approximately 60%, subject to further adjustment. Mariner expects that approximately 75% of the shortfall in its primary insurance coverage will be covered under its commercial excess coverage. In respect of Hurricane Ike claims that the Company submitted to OIL through June 2009, the Company received $12.0 million from OIL and as of June 30, 2009 had a receivable balance of approximately $30.7 million, of which $5.1 million is classified as a long-term asset. Although in 2009 Mariner has started receiving payment in respect of its Hurricane Ike claims, due to the magnitude of the storm and the complexity of the insurance claims being processed by the insurance industry, Mariner expects to maintain a potentially significant insurance receivable through 2010 while it actively pursues settlement of its Hurricane Ike claims to minimize the impact to its working capital and liquidity.

     Hurricanes Katrina and Rita (2005)
     In 2005, the Company’s operations were adversely affected by Hurricanes Katrina and Rita, resulting in substantial shut-in and delayed production, as well as necessitating extensive facility repairs and hurricane-related abandonment operations. Since 2005, the Company has incurred approximately $202.0 million in hurricane expenditures resulting from Hurricanes Katrina and Rita, of which $128.8 million were capitalized expenditures and $73.2 million were hurricane-related abandonment costs.
     Applicable insurance for the Company’s Hurricane Katrina and Rita claims with respect to the Gulf of Mexico assets acquired from Forest Oil Corporation in March 2006 is provided by OIL. Mariner’s coverage for such properties is subject to a deductible of $5.0 million per occurrence and a $1.0 billion industry-wide loss limit per occurrence. OIL has advised the Company that the aggregate claims resulting from each of Hurricanes Katrina and Rita are expected to exceed the $1.0 billion per occurrence loss limit and that therefore; Mariner’s insurance recovery is expected to be reduced pro-rata (approximately 47% for Katrina and 67% for Rita) with all other competing claims from the storms. During 2008, the Company settled its Katrina and Rita claims with its excess insurers for a one-time cash payment of $48.5 million. The insurance coverage for Mariner’s legacy properties is subject to a $3.75 million deductible.
     As of June 30, 2009, the Company had recovered $52.9 million from OIL and $48.5 million from its commercial carriers in respect of Hurricanes Katrina and Rita. With respect to Hurricane Katrina, the Company has received full and final settlement and maintains no insurance receivable balance. With respect to Hurricane Rita, although the Company had not yet submitted final claims and therefore maintained no insurance receivable balance at June 30, 2009, it expects to submit final claims and achieve settlement by 2010. Due to the magnitude of the storm and the complexity of the insurance claims being processed by the insurance industry, the timing of the Company’s ultimate insurance recovery cannot be assured. However, Mariner expects to recover substantially all of its outstanding OIL claims in respect of Hurricane Rita by 2010. Any differences between insurance recoveries and insurance receivables will be recorded as adjustments to oil and natural gas properties.
     Litigation — The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.
     Letters of Credit — Mariner’s bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of June 30, 2009, four such letters of credit totaling $4.7 million were outstanding of which $4.2 million is required for plugging and abandonment obligations at certain of Mariner’s offshore fields.
10. Earnings per Share
     Basic earnings per share does not include dilution and is computed by dividing net income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur upon vesting of restricted common stock or exercise of options to purchase common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator:
Net Income (Loss) attributable to Mariner Energy, Inc.	$17,213	$123,390	$(406,905)	$195,516
Denominator:
Weighted average shares outstanding	91,799	87,984	90,340	87,639
Add dilutive securities
Options	11	281	—	271
Restricted stock	343	564	—	520

Total weighted average shares outstanding and dilutive securities	92,153	88,829	90,340	88,430

Net Income (Loss) per share attributable to Mariner Energy, Inc.:
Basic:	$0.19	$1.40	$(4.50)	$2.23
Diluted:	$0.19	$1.39	$(4.50)	$2.21

     Unvested shares of restricted stock and shares issuable upon exercise of options to purchase common stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. Due to the Company’s net loss for the six months ended June 30, 2009, all unvested shares of restricted stock and shares issuable upon exercise of stock options (2,306,203 and 623,461, respectively) were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. For the three months ended June 30, 2009, 1,605,688 unvested shares of restricted stock and 612,805 shares issuable upon exercise of stock options were excluded from the computation of diluted earnings per share. For the three months and six months ended June 30, 2008, 187,722 and 93,861 unvested shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share because the effect was anti-dilutive and no shares issuable upon exercise of stock options were excluded.
11. Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to stockholders’ equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(in thousands)
Net Income (Loss)	$17,213	$123,488	$(406,905)	$195,704
Other comprehensive income (loss):
Change in fair value of derivative hedging instruments, net of income taxes of $(59,152), $(67,487), $(26,327), and $(124,800)	(105,754)	(122,068)	(125,250)	(203,157)
Derivative contracts settled and reclassified, net of income taxes of $25,253, $(23,910), $48,138 and $(28,977)	45,147	(43,247)	86,063	(52,411)

Change in accumulated other comprehensive income (loss)	(60,607)	(165,315)	(39,187)	(255,568)

Comprehensive loss	(43,394)	(41,827)	(446,092)	(59,864)
Comprehensive income attributable to noncontrolling interest	—	98	—	188

Comprehensive loss attributable to Mariner Energy, Inc.	$(43,394)	$(41,925)	$(446,092)	$(60,052)

12. Fair Value Measurement
     Certain of Mariner’s assets and liabilities are reported at fair value in the accompanying Condensed Consolidated Balance Sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at June 30, 2009 and December 31, 2008. These assets and liabilities are not included in the following tables.
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
     The following table provides fair value measurement information for the Company’s derivative financial instruments as of June 30, 2009:

		Fair Value Measurements Using:
			Significant
		Quoted Prices	other	Significant
		in Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative Financial Instruments	(In thousands)
Natural gas and crude oil fixed price swaps — Short Term	$67,250	$—	$67,250	$—

Natural gas and crude oil fixed price swaps — Long Term	(16,174)	—	(16,174)	—

Total	$51,076	$—	$51,076	$—

     The following methods and assumptions were used to estimate the fair values of Mariner’s derivative financial instruments in the table above.
Level 2 Fair Value Measurements
     The fair values of the natural gas and crude oil fixed price swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves, terms of each contract, and a credit adjustment based on the credit rating of the Company and its counterparties as of June 30, 2009.
Level 3 Fair Value Measurements
     The Company had no Level 3 financial instruments as of June 30, 2009.
     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”) and FSP FAS 107-1 and APB 28-1, which Mariner adopted effective March 31, 2009 as described in Note 1, “Summary of Significant Accounting Policies.” The estimated fair value amounts have been determined using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
     The carrying amounts and fair values of the Company’s long-term debt are as follows:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
Long-term Debt	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Bank credit facility	$140,000	$140,000	$570,000	$570,000
7 1/2% Notes, net of discount	297,841	134,675	300,000	70,041
8% Notes	300,000	193,917	300,000	134,140
11 3/4% Notes, net of discount	291,348	134,381	—	—

Total long-term debt	$1,029,189	$602,973	$1,170,000	$774,181

     The fair value of the bank credit facility as of June 30, 2009 is based on rates currently available for debt instruments with similar terms and average maturities from companies with similar credit ratings in our industry. The fair value of the Notes is based on quoted market prices based on trades of such debt as of June 30, 2009.

13. Segment Information
     The FASB issued SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses. Separate financial information is available and this information is regularly evaluated by the chief decision maker for the purpose of allocating resources and assessing performance.
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
14. Supplemental Guarantor Information
     On June 10, 2009, the Company sold and issued $300.0 million aggregate principal amount of its 11 3/4% Notes. On April 30, 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% Notes. On April 24, 2006, the Company sold and issued to eligible purchasers $300.0 million aggregate principal amount of its 7 1/2% Notes. The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing and certain of its future domestic subsidiaries (“Subsidiary Guarantors”). The guarantees are full and unconditional, and the guarantors are wholly-owned. In the future, the guarantees may be released or terminated under certain circumstances.
     The following information sets forth Mariner’s Consolidating Balance Sheets as of June 30, 2009 and December 31, 2008, its Condensed Consolidating Statements of Operations for the three months and six months ended June 30, 2009 and 2008, and its Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2009 and 2008.
     Mariner accounts for investments in its subsidiaries using the equity method of accounting; accordingly, entries necessary to consolidate Mariner, the parent company, and its Subsidiary Guarantors are reflected in the eliminations column.

CONSOLIDATING BALANCE SHEET (Unaudited)
June 30, 2009
(In thousands except share data)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$33,648	$—	$—	$33,648
Receivables, net of allowances	103,583	53,426	—	157,009
Insurance receivables	234	25,592	—	25,826
Derivative financial instruments	70,849	—	—	70,849
Intangible assets	1,333	—	—	1,333
Prepaid expenses and other	23,793	1,742	—	25,535

Total current assets	233,440	80,760	—	314,200
Property and Equipment:
Proved oil and gas properties, full-cost method	2,323,685	2,395,950	—	4,719,635
Unproved properties, not subject to amortization	223,402	13,656	—	237,058

Total oil and gas properties	2,547,087	2,409,606	—	4,956,693
Other property and equipment	33,938	19,766	—	53,704
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(1,358,429)	(1,289,914)	—	(2,648,343)
Other property and equipment	(5,288)	(1,572)	—	(6,860)

Total accumulated depreciation, depletion and amortization	(1,363,717)	(1,291,486)	—	(2,655,203)

Total property and equipment, net	1,217,308	1,137,886	—	2,355,194
Investment in Subsidiaries	452,386	—	(452,386)	—
Intercompany Receivables	194,802	—	(194,802)	—
Intercompany Note Receivable	7,175	—	(7,175)	—
Insurance Receivables	156	4,926	—	5,082
Other Assets, net of amortization	64,881	528	—	65,409

TOTAL ASSETS	$2,170,148	$1,224,100	$(654,363)	$2,739,885

Current Liabilities:
Accounts payable	$3,925	$—	$—	$3,925
Accrued liabilities	85,401	27,321	—	112,722
Accrued capital costs	89,893	41,281	—	131,174
Deferred income tax	28,625	—	—	28,625
Abandonment liability	9,012	31,374	—	40,386
Accrued interest	12,873	—	—	12,873
Derivative financial instruments	3,599	—	—	3,599

Total current liabilities	233,328	99,976	—	333,304
Long-Term Liabilities:
Abandonment liability	85,715	321,018	—	406,733
Deferred income tax	(69,247)	147,048	—	77,801
Intercompany payable	—	194,802	(194,802)	—
Derivative financial instruments	16,174	—	—	16,174
Long-term debt,	1,029,189	—	—	1,029,189
Other long-term liabilities	28,830	1,695	—	30,525
Intercompany note payable	—	7,175	(7,175)	—

Total long-term liabilities	1,090,661	671,738	(201,977)	1,560,422
Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2009	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 101,848,191 shares issued and outstanding at June 30, 2009	10	5	(5)	10
Additional paid-in capital	1,243,277	886,142	(886,142)	1,243,277
Partner capital	—	31,927	(31,927)	—
Accumulated other comprehensive income	38,994	—	—	38,994
Accumulated deficit	(436,122)	(465,688)	465,688	(436,122)

Total stockholders’ equity	846,159	452,386	(452,386)	846,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,170,148	$1,224,100	$(654,363)	$2,739,885

MARINER ENERGY, INC.
CONSOLIDATING BALANCE SHEET (Unaudited)
December 31, 2008
(In thousands except share data)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$2,809	$400	$—	$3,209
Receivables, net of allowances	157,362	62,558	—	219,920
Insurance receivables	5,886	7,237	—	13,123
Derivative financial instruments	121,929	—	—	121,929
Intangible assets	2,334	—	—	2,334
Prepaid expenses and other	12,965	1,473	—	14,438

Total current assets	303,285	71,668	—	374,953
Property and Equipment:
Proved oil and gas properties, full-cost method	2,181,238	2,266,908	—	4,448,146
Unproved properties, not subject to amortization	185,012	16,109	—	201,121

Total oil and gas properties	2,366,250	2,283,017	—	4,649,267
Other property and equipment	33,351	19,764	—	53,115
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(911,462)	(855,566)	—	(1,767,028)
Other property and equipment	(4,425)	(1,052)	—	(5,477)

Total accumulated depreciation, depletion and amortization	(915,887)	(856,618)	—	(1,772,505)

Total property and equipment, net	1,483,714	1,446,163	—	2,929,877
Investment in Subsidiaries	704,971	—	(704,971)	—
Intercompany Receivables	123,142	113,064	(236,206)	—
Intercompany Note Receivable	176,200	—	(176,200)	—
Insurance Receivables	3,924	18,208	—	22,132
Other Assets, net of amortization	64,726	1,105	—	65,831

TOTAL ASSETS	$2,859,962	$1,650,208	$(1,117,377)	$3,392,793

Current Liabilities:
Accounts payable	$3,837	$—	$—	$3,837
Accrued liabilities	72,743	35,072	—	107,815
Accrued capital costs	144,710	51,123	—	195,833
Deferred income tax	23,148	—	—	23,148
Abandonment liability	1,554	80,810	—	82,364
Accrued interest	12,567	—	—	12,567

Total current liabilities	258,559	167,005	—	425,564
Long-Term Liabilities:
Abandonment liability	56,920	268,960	—	325,880
Deferred income tax	110,431	209,335	—	319,766
Intercompany payables	113,064	123,142	(236,206)	—
Long-term debt	1,170,000	—	—	1,170,000
Other long-term liabilities	30,668	595	—	31,263
Intercompany note payable	—	176,200	(176,200)	—

Total long-term liabilities	1,481,083	778,232	(412,406)	1,846,909
Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2008	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 88,846,073 shares issued and outstanding at December 31, 2008	9	5	(5)	9
Additional paid-in-capital	1,071,347	886,143	(886,143)	1,071,347
Partner capital	—	30,646	(30,646)	—
Accumulated other comprehensive income	78,181	—	—	78,181
Accumulated deficit	(29,217)	(211,823)	211,823	(29,217)

Total stockholders’ equity	1,120,320	704,971	(704,971)	1,120,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,859,962	$1,650,208	$(1,117,377)	$3,392,793

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended June 30, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$104,704	$37,659	$—	$142,363
Oil	57,162	21,792	—	78,954
Natural gas liquids	6,144	2,049	—	8,193
Other revenues	2,460	—	—	2,460

Total revenues	170,470	61,500	—	231,970

Costs and Expenses:
Operating expenses	29,040	26,357	—	55,397
General and administrative expense	21,421	(299)	—	21,122
Depreciation, depletion and amortization	55,050	45,232	—	100,282
Other miscellaneous expense	1,599	1,159	—	2,758

Total costs and expenses	107,110	72,449	—	179,559

OPERATING INCOME (LOSS)	63,360	(10,949)	—	52,411
Loss of Affiliates	(8,961)	—	8,961	—
Other Income (Expense):
Interest income	2,183	—	(1,881)	302
Interest expense, net of amounts capitalized	(16,973)	(1,880)	1,881	(16,972)

Income (Loss) Before Taxes	39,609	(12,829)	8,961	35,741
(Provision) Benefit for Income Taxes	(22,396)	3,868	—	(18,528)

NET INCOME (LOSS)	$17,213	$(8,961)	$8,961	$17,213

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended June 30, 2008
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$110,905	$139,373	$—	$250,278
Oil	76,215	68,341	—	144,556
Natural gas liquids	25,541	7,516	—	33,057
Other revenues	41	1,520	—	1,561

Total revenues	212,702	216,750	—	429,452

Costs and Expenses:
Operating expenses	32,240	33,654	—	65,894
General and administrative expense	14,092	(477)	—	13,615
Depreciation, depletion and amortization	76,425	65,029	—	141,454
Other miscellaneous expense	266	37	—	303

Total costs and expenses	123,023	98,243	—	221,266

OPERATING INCOME	89,679	118,507	—	208,186
Earnings of Affiliates	88,686	—	(88,686)	—
Other Income (Expense):
Interest income	2,491	15	(2,225)	281
Interest expense, net of amounts capitalized	(17,433)	(2,355)	2,225	(17,563)

Income Before Taxes	163,423	116,167	(88,686)	190,904
Provision for Income Taxes	(40,033)	(27,383)	—	(67,416)

NET INCOME	123,390	88,784	(88,686)	123,488
Less: Net income attributable to noncontrolling interest	—	(98)	—	(98)

NET INCOME ATTRIBUTABLE TO MARINER ENERGY, INC.	$123,390	$88,686	$(88,686)	$123,390

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Six Months Ended June 30, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$208,155	$87,546	$—	$295,701
Oil	105,945	33,934	—	139,879
Natural gas liquids	10,190	4,472	—	14,662
Other revenues	7,420	17,644	—	25,064

Total revenues	331,710	143,596	—	475,306

Costs and Expenses:
Operating expenses	63,579	53,333	—	116,912
General and administrative expense	38,473	60	—	38,533
Depreciation, depletion and amortization	106,793	88,294	—	195,087
Full cost ceiling test impairment	342,595	362,136	—	704,731
Other miscellaneous expense	9,037	1,730	—	10,767

Total costs and expenses	560,477	505,553	—	1,066,030

OPERATING LOSS	(228,767)	(361,957)	—	(590,724)
Loss of Affiliates	(253,867)	—	253,867	—
Other Income (Expense):
Interest income	3,716	—	(3,329)	387
Interest expense, net of amounts capitalized	(31,248)	(3,455)	3,329	(31,374)

Loss Before Taxes	(510,166)	(365,412)	253,867	(621,711)
Benefit for Income Taxes	103,261	111,545	—	214,806

NET LOSS	$(406,905)	$(253,867)	$253,867	$(406,905)

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Six Months Ended June 30, 2008
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$196,438	$233,463	$—	$429,901
Oil	138,146	120,024	—	258,170
Natural gas liquids	37,284	16,754	—	54,038
Other revenues	375	2,865	—	3,240

Total revenues	372,243	373,106	—	745,349

Costs and Expenses:
Operating expenses	53,759	65,411	—	119,170
General and administrative expense	24,906	(180)	—	24,726
Depreciation, depletion and amortization	136,580	124,192	—	260,772
Other miscellaneous expense	787	53	—	840

Total costs and expenses	216,032	189,476	—	405,508

OPERATING INCOME	156,211	183,630	—	339,841
Earnings of Affiliates	133,874	—	(133,874)	—
Other Income (Expense):
Interest income	5,534	22	(4,949)	607
Interest expense, net of amounts capitalized	(35,807)	(5,276)	4,949	(36,134)

Income Before Taxes	259,812	178,376	(133,874)	304,314
Provision for Income Taxes	(64,296)	(44,314)	—	(108,610)

NET INCOME	195,516	134,062	(133,874)	195,704
Less: Net income attributable to noncontrolling interest	—	(188)	—	(188)

NET INCOME ATTRIBUTABLE TO MARINER ENERGY, INC.	$195,516	$133,874	$(133,874)	$195,516

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by operating activities	$235,346	$102,385	$—	$337,731

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(198,862)	(119,763)	—	(318,625)
Additions to other property and equipment	(614)	(2)	—	(616)
Repayments of notes from affiliates	169,025	—	(169,025)	—

Net cash used in investing activities	(30,451)	(119,765)	(169,025)	(319,241)

Cash flow from financing activities:
Credit facility borrowings	261,221	—	—	261,221
Credit facility repayments	(691,221)	—	—	(691,221)
Repayments of notes to affiliates	—	(169,025)	169,025	—
Other financing activities	255,944	186,005	—	441,949

Net cash (used in) provided by financing activities	(174,056)	16,980	169,025	11,949

Increase (Decrease) in Cash and Cash Equivalents	30,839	(400)	—	30,439
Cash and Cash Equivalents at Beginning of Period	2,809	400	—	3,209

Cash and Cash Equivalents at End of Period	$33,648	$—	$—	$33,648

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2008
(In thousands)

			Consolidated
	Parent	Subsidiary	Mariner
	Company	Guarantors	Energy, Inc.
Net cash provided by operating activities	$188,320	$363,160	$551,480

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(297,858)	(355,052)	(652,910)
Additions to other property and equipment	(15,447)	(33,158)	(48,605)
Restricted cash designated for investment	—	5,000	5,000

Net cash used in investing activities	(313,305)	(383,210)	(696,515)

Cash flow from financing activities:
Credit facility borrowings	630,000	—	630,000
Credit facility repayments	(459,000)	—	(459,000)
Other financing activities	(26,477)	23,192	(3,285)

Net cash provided by financing activities	144,523	23,192	167,715

Increase in Cash and Cash Equivalents	19,538	3,142	22,680
Cash and Cash Equivalents at Beginning of Period	18,589	—	18,589

Cash and Cash Equivalents at End of Period	$38,127	$3,142	$41,269

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended. For meanings of natural gas and oil terms used in this Quarterly Report, please refer to “Glossary of Oil and Natural Gas Terms” under “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended.
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
     One consequence of continued low natural gas prices is the possibility that we may be required to recognize additional non-cash impairment expense under the full cost method of accounting, which we use to account for our oil and natural gas exploration and development activities. We recorded full cost ceiling impairments before income taxes of approximately $704.7 million and $575.6 million at March 31, 2009 and December 31, 2008, respectively, primarily due to the decrease in the Henry Hub spot market price to $3.63 per Mmbtu at March 31, 2009 from $5.71 per Mmbtu at December 31, 2008, a decrease from $7.12 per Mmbtu at September 30, 2008. No impairment was required at June 30, 2009, as the Henry Hub spot market gas price increased to $3.89 per Mmbtu. We may be required to take additional impairment charges in the future if natural gas prices continue to decline. If the WTI posted price and Henry Hub spot market price had been 10% lower while all other factors remained constant, the ceiling amount related to the net book value of our oil and natural gas properties would have been reduced by approximately $215.5 million resulting in a ceiling test impairment of approximately $6.6 million, before income taxes. In addition to pricing considerations, changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.
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

     Securities Offerings. On June 10, 2009, we sold and issued in concurrent underwritten offerings $300.0 million aggregate principal amount of our 11 3/4% senior notes due 2016, and 11.5 million shares of our common stock at a public offering price of $14.50 per share. We used aggregate proceeds from the concurrent offerings, before deducting estimated offering expenses but after deducting underwriters’ discounts and commissions, of approximately $446.2 million to repay debt under our bank credit facility.
     Acquisitions. On December 19, 2008, we acquired additional working interests in our existing property, Atwater Valley Block 426 (Bass Lite), for approximately $30.6 million, subject to customary purchase price adjustments, increasing our working interest by 11.6% to 53.8%.
     On February 29, 2008 and December 1, 2008 we acquired additional working interests in certain of our existing properties in the Spraberry field in the Permian Basin. We operate substantially all of the assets. The purchase prices were $23.5 million for the February 2008 acquisition and $19.4 million for the December 2008 acquisition.
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
Second Quarter 2009 Highlights
     In the second quarter ended June 30, 2009, we reported net income attributable to Mariner Energy, Inc. of $17.2 million, which on a fully-diluted earnings per share (EPS) basis was $0.19. For second quarter 2008, we reported net income attributable to Mariner Energy, Inc. of $123.4 million and $1.39 fully-diluted EPS. Other financial and operational items include:
•	Total revenues for second quarter 2009 decreased 46% to $232.0 million, down from $429.5 million reported for second quarter 2008.
•	Net cash provided by operations for the three-month period ended June 30, 2009 decreased 37% to $347.7 million, down from $551.5 million for the same period in 2008.
•	Estimated average daily production for second quarter 2009 decreased to 361 MMcfe per day, compared to 400 MMcfe per day for second quarter 2008.
Operational Update
     Offshore — We drilled three offshore wells in the second quarter 2009, one of which was successful. Information regarding this well is shown below:

		Approximate
Well Name	Operator	Working Interest	Water Depth (Ft)	Location
Vermillion 380 A16	Mariner	100%	340	Conventional Shelf
     As of June 30, 2009 we were drilling three offshore wells in the Gulf of Mexico.
     In addition, we were the high bidder on 12 of 17 blocks on which we bid at the Minerals Management Service of the United States Department of the Interior (MMS) Central Gulf of Mexico Lease Sale 208 held on March 18, 2009, of which 11 were awarded. Our working interest in the awarded blocks ranges from 15% to 100% and our total net exposure is $6.5 million.
     Onshore — In the second quarter 2009, we drilled five development wells and two exploratory wells in the Permian Basin, all of which were successful. As of June 30, 2009, no rigs were operating on our Permian Basin properties.

Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     The following table sets forth summary information with respect to our oil and gas operations. Certain prior year amounts have been reclassified to conform to current year presentation:

	Three Months Ended
	June 30,		Increase	%
Summary Operating Information:	2009	2008	(Decrease)	Change
	(In thousands, except net production, average sales prices and %
	change)
Net Production:
Natural gas (MMcf)	23,811	24,359	(548)	(2)%
Oil (MBbls)	1,180	1,502	(322)	(21)%
Natural gas liquids (MBbls)	332	511	(179)	(35)%
Total natural gas equivalent (MMcfe)	32,881	36,434	(3,553)	(10)%
Average daily production (MMcfe/d)	361	400	(39)	(10)%
Hedging Activities:
Natural gas revenue gain (loss)	$58,844	$(28,839)	$87,683	304%
Oil revenue gain (loss)	11,556	(38,318)	49,874	130%

Total hedging revenue gain (loss)	$70,400	$(67,157)	$137,557	205%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$5.98	$10.27	$(4.29)	(42)%
Natural gas (per Mcf) unhedged	3.51	11.46	(7.95)	(69)%
Oil (per Bbl) realized(1)	66.91	96.24	(29.33)	(30)%
Oil (per Bbl) unhedged	57.12	121.75	(64.63)	(53)%
Natural gas liquids (per Bbl) realized(1)	24.68	64.69	(40.01)	(62)%
Natural gas liquids (per Bbl) unhedged	24.68	64.69	(40.01)	(62)%
Total natural gas equivalent ($/Mcfe) realized(1)	6.98	11.74	(4.76)	(41)%
Total natural gas equivalent ($/Mcfe) unhedged	4.84	13.59	(8.75)	(64)%
Summary of Financial Information:
Natural gas revenue	$142,363	$250,278	$(107,915)	(43)%
Oil revenue	78,954	144,556	(65,602)	(45)%
Natural gas liquids revenue	8,193	33,057	(24,864)	(75)%
Other revenues	2,460	1,561	899	58%

Lease operating expense	47,092	56,427	(9,335)	(17)%
Severance and ad valorem taxes	3,730	5,263	(1,533)	(29)%
Transportation expense	4,575	4,204	371	9%
General and administrative expense	21,122	13,615	7,507	55%
Depreciation, depletion and amortization	100,282	141,454	(41,172)	(29)%
Other miscellaneous expense	2,758	303	2,455	810%
Net interest expense	16,670	17,282	(612)	(4)%

Income before taxes	35,741	190,904	(155,163)	(81)%
Provision for income taxes	18,528	67,416	(48,888)	(73)%

Net Income	17,213	123,488	(106,275)	(86)%
Less: Net income attributable to noncontrolling interest	—	(98)	98	(100)%

Net Income attributable to Mariner Energy, Inc.	$17,213	$123,390	$(106,177)	(86)%

Average Unit Costs per Mcfe:
Lease operating expense	$1.43	$1.55	$(0.12)	(8)%
Severance and ad valorem taxes	0.11	0.14	(0.03)	(21)%
Transportation expense	0.14	0.12	0.02	17%
General and administrative expense	0.64	0.37	0.27	73%
Depreciation, depletion and amortization	3.05	3.88	(0.83)	(21)%

(1)	Average sales prices include the effects of hedging
     Net Income attributable to Mariner Energy, Inc. for second quarter 2009 was $17.2 million compared to $123.4 million for the comparable period in 2008. The decrease was primarily attributable to a decrease in revenue of $197.5 million due to lower realized prices as well as lower production. Partially offsetting the decrease in revenue were decreases in income tax expense; depreciation, depletion and amortization; and operating expenses of $48.9 million, $41.2 million and $9.3 million, respectively. Basic and fully-diluted earnings per share for second quarter 2009 were $0.19 for each measure compared to basic and fully-diluted earnings per share of $1.40 and $1.39, respectively for second quarter 2008.

     Net Production for second quarter 2009 was approximately 32.9 Bcfe, down 10% from 36.4 Bcfe from second quarter 2008. Natural gas production for second quarter 2009 comprised approximately 72% of total net production compared to approximately 67% for second quarter 2008.
     Natural gas production for second quarter 2009 decreased 2% to approximately 262 MMcf per day, compared to approximately 268 MMcf per day for second quarter 2008. Oil production decreased 21% to approximately 12,964 barrels per day for second quarter 2009, compared to approximately 16,504 barrels per day for second quarter 2008. Natural gas liquids production decreased 35% to 3,648 barrels per day for the second quarter 2009 as compared to 5,611 barrels per day for second quarter 2008.
     Period over period changes in our production were primarily attributable to the following:
•	Decreased production of 4.1 Bcfe, or 21%, from our Gulf of Mexico shelf properties as a result of normal depletion declines and gas balancing adjustments of 7.9 Bcfe, partially offset by increased production of 3.8 Bcfe at certain of our properties including High Island 116 (1.1 Bcfe) and South Marsh Island 76 (0.9 Bcfe).
•	Decreased production of 0.4 Bcfe, or 3%, from our Gulf of Mexico deepwater properties primarily due to normal depletion declines at Northwest Nansen (2.8 Bcfe) located in East Breaks 602 and a paraffin plug in the export pipeline at Pluto (1.8 Bcfe) located in Mississippi Canyon 674. Second quarter 2009 deepwater production was favorably impacted by a full quarter of production from, and our recently acquired incremental 11.6% working interest in, Bass Lite (2.7 Bcfe) located in Atwater 426, and from our March 2009 start up of production from Geauxpher (2.6 Bcfe) located in Garden Banks 462.
•	Increased production of 1.0 Bcfe, or 26%, from our onshore properties primarily as a result of our recently acquired additional working interests in certain of our existing properties in the Spraberry field in the Permian Basin.
     Natural gas, oil and NGL revenues for second quarter 2009 decreased 46% to $229.5 million compared to $427.9 million for second quarter 2008 as a result of decreased pricing (approximately $156.7 million, net of the effect of hedging), and decreased production (approximately $41.7 million).
     During second quarter 2009, our revenues reflected a net recognized hedging gain of $70.4 million comprised of $63.5 million in favorable cash settlements on our hedges, a $6.7 million gain on our liquidated swaps and an unrealized gain of $0.2 million related to the ineffective portion of open contracts that are not eligible for deferral under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging loss of $67.2 million for second quarter 2008, comprised of $64.6 million in unfavorable cash settlements and an unrealized loss of $2.6 million related to the ineffective portion not eligible for deferral under SFAS 133.
     Our natural gas and oil average sales prices, and the effects of hedging activities on those prices, were as follows:

			Hedging
	Realized	Unhedged	Gain (Loss)	% Change
Three Months Ended June 30, 2009:
Natural gas (per Mcf)	$5.98	$3.51	$2.47	70%
Oil (per Bbl)	66.91	57.12	9.79	17%

Three Months Ended June 30, 2008:
Natural gas (per Mcf)	$10.27	$11.46	$(1.19)	(10)%
Oil (per Bbl)	96.24	121.75	(25.51)	(21)%
     Other revenues for second quarter 2009 increased $0.9 million to $2.5 million from $1.6 million for second quarter 2008 primarily as a result of $2.2 million in third-party gas sales related to commodities purchased (included in other miscellaneous income) to fulfill pipeline commitments, partially offset by imputed rent income of $1.2 million in 2008 from the lease of office property acquired in January 2008.

     Lease operating expense (“LOE”) for second quarter 2009 decreased approximately $9.3 million to $47.1 million from $56.4 million for second quarter 2008, primarily attributable to a $7.1 million OIL withdrawal premium contingency recognized in the second quarter 2008 while no such contingency existed for recognition for second quarter 2009. The remaining decrease in LOE during second quarter 2009 was a function of lower service costs, lower production and our favorable determination of the existence of insurance coverage for certain repairs from Hurricane Ike previously recorded as LOE.
     Severance and ad valorem tax for second quarter 2009 decreased approximately $1.6 million to $3.7 million from $5.3 million for second quarter 2008 due to lower production taxes of $2.6 million, partially offset by increased ad valorem taxes of $1.0 million.
     Transportation expense for second quarter 2009 increased approximately $0.4 million to $4.6 million from $4.2 million for second quarter 2008 due primarily to increased production at Bass Lite located in Atwater Valley 426.
     General and administrative expense (G&A) for second quarter 2009 increased approximately $7.5 million to $21.1 million from $13.6 million for second quarter 2008 primarily due to an increase in stock compensation expense of approximately $2.9 million for long-term performance-based restricted stock and an increase in salaries, wages and professional fees of $1.8 million due to increased headcount and non-recurring projects. Additionally, effective January 1, 2009 overhead relating to field operations is recorded in G&A. In second quarter 2008, overhead relating to field operations of $3.2 million was recorded in LOE.
     Depreciation, depletion, and amortization expense (“DD&A”) for second quarter 2009 decreased approximately $41.2 million to $100.3 million ($3.05 Mcfe DD&A rate) from $141.5 million ($3.88 Mcfe DD&A rate) for second quarter 2008. This decrease primarily resulted from the effects of ceiling test impairments at December 31, 2008 and March 31, 2009 of $525.6 million and $704.6 million, respectively, that substantially lowered the basis of our oil and gas properties. A change in the depletion rate resulted in a $31.2 million decrease in expense for second quarter 2009. Additionally, $13.2 million of the decrease is due to lower production for second quarter 2009 as compared to second quarter 2008.
     Other miscellaneous expense for second quarter 2009 increased approximately $2.5 million to $2.8 million from $0.3 million for second quarter 2008 due primarily to third party gas purchases of $2.1 million made to satisfy our pipeline transportation commitments.
     Net interest expense for second quarter 2009 decreased approximately $0.6 million to $16.7 million from $17.3 million for second quarter 2008 due primarily to an increase in capitalized interest of $2.3 million, partially offset by interest expense of $2.1 million on our 11 3/4% senior notes due 2016.
     Income before taxes for second quarter 2009 decreased approximately $155.2 million to $35.7 million from $190.9 million for second quarter 2008 due primarily to decreased revenues as a result of decreased pricing and production, offset by decreased operating expenses as discussed above.
     Provision for income taxes for second quarter 2009 reflected an effective tax rate of 51.8% as compared to 35.3% for second quarter 2008. The increase in our effective tax rate was primarily due to SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) shortfalls on vested stock awards which increased tax expense by $5.6 million. Without the impact of the shortfalls, the effective tax rate for second quarter 2009 would have been 36.1% as compared to 35.3% for second quarter 2008. The remaining increase was primarily due to the impact of state income tax liabilities.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     The following table sets forth summary information with respect to our oil and gas operations. Certain prior year amounts have been reclassified to conform to current year presentation:

	Six Months Ended
	June 30,		Increase	%
Summary Operating Information:	2009	2008	(Decrease)	Change
	(In thousands, except net production, average sales prices and %
	change)
Net Production:
Natural gas (MMcf)	45,859	45,315	544	1%
Oil (MBbls)	2,149	2,851	(702)	(25)%
Natural gas liquids (MBbls)	605	888	(283)	(32)%
Total natural gas equivalent (MMcfe)	62,382	67,749	(5,367)	(8)%
Average daily production (MMcfe/d)	345	372	(27)	(7)%
Hedging Activities:
Natural gas revenue gain (loss)	$101,810	$(26,902)	$128,712	478%
Oil revenue gain (loss)	32,391	(54,486)	86,877	159%

Total hedging revenue gain (loss)	$134,201	$(81,388)	$215,589	265%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$6.45	$9.49	$(3.04)	(32)%
Natural gas (per Mcf) unhedged	4.23	10.08	(5.85)	(58)%
Oil (per Bbl) realized(1)	65.09	90.55	(25.46)	(28)%
Oil (per Bbl) unhedged	50.02	109.67	(59.65)	(54)%
Natural gas liquids (per Bbl) realized(1)	24.23	60.85	(36.62)	(60)%
Natural gas liquids (per Bbl) unhedged	24.23	60.85	(36.62)	(60)%
Total natural gas equivalent ($/Mcfe) realized(1)	7.22	10.95	(3.73)	(34)%
Total natural gas equivalent ($/Mcfe) unhedged	5.07	12.16	(7.09)	(58)%
Summary of Financial Information:
Natural gas revenue	$295,701	$429,901	$(134,200)	(31)%
Oil revenue	139,879	258,170	(118,291)	(46)%
Natural gas liquids revenue	14,662	54,038	(39,376)	(73)%
Other revenues	25,064	3,240	21,824	674%

Lease operating expense	100,491	102,074	(1,583)	(2)%
Severance and ad valorem taxes	7,262	9,873	(2,611)	(26)%
Transportation expense	9,159	7,223	1,936	27%
General and administrative expense	38,533	24,726	13,807	56%
Depreciation, depletion and amortization	195,087	260,772	(65,685)	(25)%
Full cost ceiling test impairment	704,731	—	704,731	N/A
Other miscellaneous expense	10,767	840	9,927	1182%
Net interest expense	30,987	35,527	(4,540)	(13)%

(Loss) Income before taxes	(621,711)	304,314	(926,025)	(304)%
(Benefit) Provision for income taxes	(214,806)	108,610	(323,416)	(298)%

Net (Loss) Income	(406,905)	195,704	(602,609)	(308)%
Less: Net income attributable to noncontrolling interest	—	(188)	188	(100)%

Net Income attributable to Mariner Energy, Inc.	$(406,905)	$195,516	$(602,421)	(308)%

Average Unit Costs per Mcfe:
Lease operating expense	$1.61	$1.51	$0.10	7%
Severance and ad valorem taxes	0.12	0.15	(0.03)	(20)%
Transportation expense	0.15	0.11	0.04	36%
General and administrative expense	0.62	0.36	0.26	72%
Depreciation, depletion and amortization	3.13	3.85	(0.72)	(19)%

(1)	Average sales prices include the effects of hedging
     Net (Loss) Income attributable to Mariner Energy, Inc. for the first six months of 2009 was $(406.9) million compared to $195.5 million for the comparable period in 2008. The decrease was attributable to a $704.7 million impairment resulting from our full cost ceiling test in first quarter 2009, a decrease in revenues of $270.0 million, and an increase in general and administrative expense of $13.8 million, partially offset by a decrease in depreciation, depletion and amortization of $65.7 million and a decrease in tax provision of $323.4 million. Basic and fully-

diluted earnings per share for the first six months of 2009 were $(4.50) for each measure compared to basic and fully-diluted earnings per share of $2.23 and $2.21, respectively, for the first six months of 2008.
     Net Production for the first six months of 2009 was approximately 62.4 Bcfe, down 8% from 67.7 Bcfe from the first six months of 2008. Natural gas production for the first six months of 2009 comprised approximately 74% of total production compared to approximately 67% for the first six months of 2008.
     Natural gas production for the first six months of 2009 remained relatively flat as compared to the first six months of 2008 (approximately 253 MMcf per day for 2009, compared to approximately 249 MMcf per day for 2008). Oil production for the first six months of 2009 decreased 24% to approximately 11,874 barrels per day, compared to approximately 15,667 barrels per day for the first six months of 2008. Natural gas liquids production for the first six months of 2009 decreased 31% to approximately 3,341 barrels per day, compared to approximately 4,877 barrels per day for the first six months of 2008.
     Period over period changes in our production were primarily attributable to the following:
•	Decreased production of 8.6 Bcfe, or 22%, from our Gulf of Mexico shelf properties as a result of normal depletion declines and gas balancing adjustments of 15.1 Bcfe, partially offset by increased production of 6.5 Bcfe at certain of our properties including High Island 116 (1.8 Bcfe) and South Marsh Island 76 (2.3 Bcfe).
•	Increased production of 1.7 Bcfe, or 8%, from our Gulf of Mexico deepwater properties primarily due to Bass Lite located in Atwater Valley 426 (which contributed 6.7 Bcfe) partially offset by decreased production of 3.4 Bcfe from Pluto located in Mississippi Canyon 674.
•	Increased production of 1.5 Bcfe, or 20%, from our onshore properties primarily as a result of our drilling and development of acreage in the Permian Basin.
     Natural gas, oil and NGL revenues for the first six months of 2009 decreased 39% to $450.2 million compared to $742.1 million for the first six months of 2008 as a result of decreased pricing (approximately $233.1 million, net of the effect of hedging), and decreased production (approximately $58.8 million).
     During the first six months of 2009, our revenues reflected a net recognized hedging gain of $134.2 million comprised of $121.0 million in favorable cash settlements on our hedges and a $13.2 million gain on our liquidated swaps. This compares to a net recognized hedging loss of $81.4 million for the first six months of 2008, comprised of $74.9 million in unfavorable cash settlements and an unrealized loss of $6.5 million related to the ineffective portion not eligible for deferral under SFAS 133.
     Our natural gas and oil average sales prices, and the effects of hedging activities on those prices, were as follows:

			Hedging
	Realized	Unhedged	Gain (Loss)	% Change
Six Months Ended June 30, 2009:
Natural gas (per Mcf)	$6.45	$4.23	$2.22	52%
Oil (per Bbl)	65.09	50.02	15.07	30%

Six Months Ended June 30, 2008:
Natural gas (per Mcf)	$9.49	$10.08	$(0.59)	(6)%
Oil (per Bbl)	90.55	109.67	(19.12)	(17)%
     Other revenues for the first six months of 2009 increased approximately $21.9 million to $25.1 million from $3.2 million for the first six months of 2008 primarily as a result of a $16.6 million cash arbitration award related to a consummated acquisition and $6.4 million in third party gas sales related to commodities purchased (included in other miscellaneous income) to fulfill pipeline commitments, partially offset by imputed rent income of $2.3 million in 2008 from the lease of office property acquired in January 2008.
     Lease operating expense (“LOE”) for the first six months of 2009 decreased approximately $1.6 million to $100.5 million from $102.1 million for the first six months of 2008, primarily attributable to a $7.1 million OIL withdrawal premium contingency recognized in the first six months 2008 while no such contingency existed for recognition in the first six months 2009. These decreases were offset by increased costs of $5.7 million, of which $4.8 million relates to Hurricane Ike repairs during the first six months of 2009.
     Severance and ad valorem tax for the first six months of 2009 decreased approximately $2.6 million to $7.3 million from $9.9 million for the first six months of 2008 due to lower production taxes of $4.2 million, partially offset by increased ad valorem taxes of $1.6 million.
     Transportation expense for the first six months of 2009 increased approximately $2.0 million to $9.2 million from $7.2 million for the first six months of 2008 due primarily to increased expense at Bass Lite located in Atwater Valley 426.
     General and administrative expense for the first six months of 2009 increased approximately $13.8 million to $38.5 million from $24.7 million for the first six months of 2008 primarily due to an increase in stock compensation expense of approximately $5.8 million for long-term performance-based restricted stock and an increase in salaries, wages and professional fees of $3.3 million due to increased headcount and non-recurring projects. Additionally, effective January 1, 2009 overhead relating to field operations is recorded in G&A. In the first six months 2008, overhead relating to field operations of $5.1 million was recorded in LOE.
     Depreciation, depletion, and amortization expense for the first six months of 2009 decreased approximately $65.7 million to $195.1 million ($3.13 Mcfe DD&A rate) from $260.8 million ($3.85 Mcfe DD&A rate) for the first six months of 2008. This decrease primarily resulted from the effects of ceiling test impairments at December 31, 2008 and March 31, 2009 of $525.6 million and $704.6 million, respectively, that substantially lowered the basis of our oil and gas properties. A change in the depletion rate, resulted in a $53.0 million decrease in expense for the second quarter 2009. Additionally, $19.8 million of the decrease was due to lower production for the first six months of 2009 as compared to the first six months of 2008.
     Full cost ceiling test impairment of $704.7 million was recognized for the first six months of 2009 as a result of the net capitalized cost of our proved oil and gas properties exceeding our ceiling limit. See Note 5 “Oil and Gas Properties” in Item 1 of Part I of this Quarterly Report on Form 10-Q for more detail on this impairment.
     Other miscellaneous expense for the first six months of 2009 increased approximately $10.0 million to $10.8 million from $0.8 million for the first six months of 2008 due primarily to increased bad debt of approximately $3.2 million and third party gas purchases of $5.8 million made to satisfy our pipeline transportation commitments.
     Net interest expense for the first six months of 2009 decreased approximately $4.5 million to $31.0 million from $35.5 million for the first six months of 2008 due primarily to increased capitalized interest of $4.3 million and decreased interest expense of $1.6 million on our credit facility as a result of lower interest rates in 2009 as compared to 2008, partially offset by interest expense of $2.1 million on our 11 3/4% senior notes due 2016.
     Income before taxes for the first six months of 2009 decreased approximately $926.0 million to $(621.7) million from $304.3 million for the first six months of 2008 due primarily to decreased revenues as a result of decreased pricing and production, offset by decreased operating expenses as discussed above.
     Provision for income taxes for the first six months of 2009 reflected an effective tax rate of 34.6% as compared to 35.7% for the first six months of 2008. The decrease in our effective tax rate was primarily due to SFAS 123(R) shortfalls on vested stock awards which increased tax expense by $7.1 million. Due to our net loss for the first six months of 2009, this increase in tax expense reduced our effective tax rate. Without the impact of the shortfalls, the effective tax rate for second quarter 2009 would have been 35.7%, the same as for the first six months 2008.
Liquidity and Capital Resources
     Net cash provided by operating activities decreased by $213.8 million to $337.7 million from $551.5 million for the six months ended June 30, 2009 and 2008, respectively. The decrease was due primarily to lower revenue resulting from decreases in realized price and production of $233.1 million and $58.8 million, respectively. The decrease was partially offset by $20.5 million received as a result of the liquidation of certain oil hedges and a $16.6 million arbitration award.

     As of June 30, 2009, we had a working capital deficit of $19.1 million, including non-cash current derivative assets and liabilities and deferred tax liabilities. In addition, working capital was negatively impacted by accrued capital expenditures. We expect to fund this deficit with cash flow from operating activities and borrowings under our bank credit facility, as needed.
     Net cash flows used in investing activities decreased by $377.3 million to $319.2 million from $696.5 million for the six months ended June 30, 2009 and 2008, respectively, due primarily to decreased capital expenditures attributable to reduced activity in our drilling programs. Additionally, the six months ended June 30, 2008 were impacted by the acquisition of MGOM (including approximately $15.0 million of mid-stream assets reflected in other property) and an investment of approximately $27.4 million in office property.
     Net cash flows provided by financing activities decreased by $155.8 million to $11.9 million for the six months ended June 30, 2009 as compared to net cash flows provided by financing activities of $167.7 million for the comparable period in 2008. This decrease was due primarily to $601.0 million net increased repayments under our credit facility, including the effect of borrowing $223.5 million in January 2008 to finance the purchase of MGOM. The decrease was offset by $446.2 million of proceeds from debt and securities offerings in June 2009.
     Capital Expenditures — The following table presents major components of our capital expenditures during the six months ended June 30, 2009.

	In thousands	Percentage
Capital Expenditures:
Offshore natural gas and oil development	$130,484	45%
Natural gas and oil exploration	100,883	35%
Onshore natural gas and oil development	29,668	10%
Other items (primarily capitalized overhead)	16,131	6%
Acquisitions (property and leasehold)	13,394	4%

Total capital expenditures	$290,560	100%

     The above table reflects decreased non-cash capital accruals of $64.7 million that are a component of working capital changes in the statement of cash flows.
     Bank Credit Facility — We have a secured revolving line of credit with a syndicate of banks that matures January 31, 2012. The credit facility is subject to a borrowing base which is redetermined periodically. The outstanding principal balance of loans under the credit facility may not exceed the borrowing base. Pursuant to a June 2, 2009 amendment, the borrowing base automatically reduced by $50.0 million to $800.0 million upon our June 10, 2009 issuance of $300.0 million aggregate principal amount of our 11 3/4% senior notes due 2016 discussed below. The next borrowing base redetermination is expected in August 2009.
     On June 10, 2009, we used aggregate proceeds from concurrent offerings of our 11 3/4% senior notes due 2016 and common stock, before deducting estimated offering expenses but after deducting underwriters’ discounts and commissions, of approximately $446.2 million to repay debt under our bank credit facility. These offerings are discussed further below.
     As of June 30, 2009, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $800.0 million.
     As of June 30, 2009, there were $140.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of our offshore fields. As of June 30, 2009, after accounting for the $4.7 million of letters of credit, we had $655.3 million available to borrow under the credit facility.
     During the six months ended June 30, 2009, the commitment fee on unused capacity was 0.250% to 0.375% per annum through March 23, 2009 and 0.5% per annum thereafter. Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. At June 30, 2009, when borrowings at both LIBOR and prime-based rates were outstanding, the blended interest rate was 2.75% on all amounts borrowed.
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
We were in compliance with the financial covenants under the bank credit facility as of June 30, 2009. At June 30, 2009, the ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities was 3.45 to 1.0 and the ratio of total debt to EBITDA was 1.46 to 1.0. Our breach of these covenants would be an event of default, after which the lenders could terminate their lending obligations and accelerate maturity of any outstanding indebtedness under the credit facility which then would become due and payable in full. An unrescinded acceleration of maturity under the bank credit facility would constitute an event of default under our senior notes described below, which could trigger acceleration of maturity of the indebtedness evidenced by the senior notes.
     Senior Notes — On June 10, 2009, we sold and issued $300.0 million aggregate principal amount of our 11 3/4% senior notes due 2016 (the “11 3/4% Notes”). In 2007, we sold and issued $300.0 million aggregate principal amount of our 8% senior notes due 2017 (the “8% Notes”). In 2006, we sold and issued $300.0 million aggregate principal amount of our 7 1/2% senior notes due 2013 (the “7 1/2% Notes” and together with the 11 3/4% Notes and the 8% Notes, the “Notes”). The Notes are senior unsecured obligations of the Company. The 11 3/4% Notes mature on June 30, 2016 with interest payable on June 30 and December 30 of each year beginning December 30, 2009. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. We and our restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. We were in compliance with the financial covenants under the Notes as of June 30, 2009.
     11 3/4% Notes — The 11 3/4% Notes were issued under an Indenture, dated as of June 10, 2009, among the Company, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (the “Base Indenture”), as amended and supplemented by the First Supplemental Indenture thereto, dated as of June 10, 2009, among the same parties (the “Supplemental Indenture” and together with the Base Indenture, the “Indenture”). Pursuant to the Base Indenture, we may issue multiple series of debt securities from time to time.
     The 11 3/4% Notes were sold at 97.093% of principal amount, for an initial yield to maturity of 12.375%, in an underwritten offering registered under the Securities Act of 1933, as amended (the “1933 Act”). Net offering proceeds, after deducting underwriters’ discounts and estimated offering expenses but before giving effect to the underwriters’ reimbursement of up to $0.5 million for offering expenses, were approximately $284.8 million. We used net offering proceeds (before deducting estimated offering expenses) to repay debt under our bank credit facility.
     The 11 3/4% Notes are senior unsecured obligations of the Company, rank senior in right of payment to any future subordinated indebtedness, rank equally in right of payment with our existing and future senior unsecured indebtedness, including the 7 1/2% Notes and the 8% Notes, and are effectively subordinated in right of payment to our senior secured indebtedness, including our obligations under our bank credit facility, to the extent of the collateral securing such indebtedness, and to all existing and future indebtedness and other liabilities of any non-guarantor subsidiaries.
     The 11 3/4% Notes are jointly and severally guaranteed on a senior unsecured basis by our existing and future domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of the guarantor subsidiary, ranks equally in right of payment to all existing and future senior unsecured indebtedness of the guarantor subsidiary and effectively subordinate to all existing and future secured indebtedness of the guarantor subsidiary, including its guarantees of indebtedness under our bank credit facility, to the extent of the collateral securing such indebtedness.
     We may redeem the 11 3/4% Notes at any time before June 30, 2013 at a price equal to the principal amount redeemed plus a make-whole premium, using a discount rate of the Treasury rate plus 0.50% and accrued but unpaid interest. Beginning on June 30 of the years indicated below, we may redeem the 11 3/4% Notes from time to time, in whole or in part, at the prices set forth below (expressed as percentages of the principal amount redeemed) plus accrued but unpaid interest:
2013 at 105.875%
2014 at 102.938%
2015 and thereafter at 100.000%
     In addition, before June 30, 2012, we may redeem up to 35% of the 11 3/4% Notes with the proceeds of equity offerings at a price equal to 111.750% of the principal amount of the 11 3/4% Notes redeemed plus accrued but unpaid interest.
     If a change of control triggering event (as defined in the Indenture) occurs, subject to certain exceptions, we must give holders of the 11 3/4% Notes the opportunity to sell to us their 11 3/4% Notes, in whole or in part, at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and liquidated damages to the date of purchase.
     We and our restricted subsidiaries are subject to certain negative covenants under the Indenture governing the 11 3/4% Notes which are consistent with the negative covenants under each of the indentures governing the7 1/2% Notes and 8% Notes. The Indenture limits the ability of us and each of our restricted subsidiaries to, among other things:
•	make investments;
•	incur additional indebtedness or issue preferred stock;
•	create certain liens;
•	sell assets;
•	enter into agreements that restrict dividends or other payments from our subsidiaries to us;
•	consolidate, merge or transfer all or substantially all of our assets;
•	engage in transactions with affiliates;
•	pay dividends or make other distributions on capital stock or subordinated indebtedness; and
•	create unrestricted subsidiaries.
     Common Stock Offering — On June 10, 2009, we sold and issued 11.5 million shares of our common stock at a public offering price of $14.50 per share in an underwritten offering registered under the 1933 Act. The total sold includes 1.5 million shares issued upon full exercise of the underwriters’ overallotment option. Net offering proceeds, after deducting underwriters’ discounts and estimated offering expenses but before giving effect to the underwriters’ reimbursement of up to $0.5 million for offering expenses, were approximately $159.2 million. We used net offering proceeds (before deducting estimated offering expenses of approximately $0.5 million) to repay debt under our bank credit facility.

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
     2009 Capital Expenditures. In the second half of 2008 and first half of 2009, a world-wide economic recession and oversupply of natural gas in North America led to an unprecedented decline in oil and gas prices. However, the inflated cost of oil field services resulting from sustained historically high commodity prices did not decrease in line with the decline in commodity prices. The prospect of continued low commodity prices and persistent high service costs constrained the industry’s capital reinvestment and undermined rates of return in new projects, particularly those in areas characterized by high costs or long reserve lives. In order to manage our capital program within expected cash flows, we initially reduced our 2009 capital budget by more than 50% from 2008 and scaled back our infill drilling and development activities in the Permian Basin. Refer to “Item 1. Business—Impact of Worldwide Financial Crisis and Lower Commodity Prices on Capital Program” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for an outline of our planned 2009 activities in the Permian Basin and Gulf of Mexico. Service costs have started to decline and reached a level that together with existing crude oil prices we anticipate will allow us to achieve more acceptable rates of return, particularly in areas such as the Permian Basin where we now anticipate modestly more 2009 drilling activity than we had budgeted earlier this year.
     We have increased our anticipated base operating capital expenditures for 2009 to approximately $550.0 million (excluding hurricane-related expenditures and acquisitions), with potential for increase or decrease depending upon drilling success and cash flow experience during the remainder of the year. Approximately 48% of the base operating capital program is planned to be allocated to development activities, 45% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we expect to incur additional hurricane-related costs of $33.4 million during 2009 related to Hurricane Ike that we believe are covered under applicable insurance. Complete recovery or settlement is not expected to occur during the next 12 months.
     Future Capital Resources. Our anticipated sources of liquidity in the future are as follows:
•	cash flow from operations in future periods;
•	proceeds under our bank credit facility;
•	proceeds from insurance policies relating to hurricane repairs; and
•	proceeds from future capital markets transactions as needed.
     As discussed above, we reduced our 2009 operating capital program (exclusive of hurricane-related expenditures and acquisitions) to remain within our projected operating cash flow so that our operating capital requirements are largely self-sustaining. We anticipate using proceeds under our bank credit facility only for working capital needs or acquisitions and not generally to fund our operations. We would generally expect to fund future acquisitions on a case by case basis through a combination of bank debt and capital markets activities. Based on our current operating plan and assumed price case, our expected cash flow from operations and continued access to our bank credit facility allows us ample liquidity to conduct our operations as planned for the foreseeable future.
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
     In addition, the recent worldwide financial and credit crisis may adversely affect our liquidity. We may be unable to obtain adequate funding under our bank credit facility because our lending counterparties may be unwilling or unable to meet their funding obligations or facilitate changes that would accommodate desired funding, or because our borrowing base under the facility may be decreased as the result of a redetermination, reducing it due to lower oil or natural gas prices, operating difficulties, declines in reserves or other reasons. If funding is not available as needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to implement our business strategies or otherwise take advantage of business opportunities or respond to competitive pressures.
Off-Balance Sheet Arrangements
     Letters of Credit — Our bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of June 30, 2009, four such letters of credit totaling $4.7 million were outstanding.
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
     We have determined that the fair value methodology described above for our swaps is consistent with observable market inputs and have categorized our swaps as Level 2 in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).
     During the six months ended June 30, 2009, we recorded an asset for the increase in the fair value of our derivative financial instruments of $60.6 million, principally due to the decrease in natural gas and oil commodity prices below our swap prices. The increase was comprised of a decrease in accumulated other comprehensive income of approximately $125.3 million, net of income taxes of $26.3 million, approximately $121.0 million of favorable cash hedging settlements and a $13.2 million gain on liquidated swaps during the period reflected in natural gas and oil revenues and an unrealized, non-cash loss due to hedging ineffectiveness under SFAS 133 of approximately $3,000 reflected in natural gas revenues.
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

     The enforceability of the price threshold provisions in leases granted pursuant to Section 304 of the RRA is currently being litigated in several administrative appeals filed by other companies in addition to us, as well as in Kerr-McGee Oil & Gas Corp. v. Allred, No. 08-30069 (5th Cir.). In the Kerr-McGee litigation, the district court in the Western District of Louisiana granted Kerr-McGee’s motion for summary judgment, ruling that the price threshold provisions are unlawful and unenforceable under Section 304 of the RRA. Kerr-McGee Oil & Gas Corp. v. Allred, No. 2:06 CV 0439 (W.D. La.) (Mem. Ruling filed Oct. 30, 2007). The Department of the Interior appealed that judgment to the United States Court of Appeals for the Fifth Circuit. On January 12, 2009, the Fifth Circuit affirmed the district court’s judgment that the price provisions are unlawful based on Section 304 of the RRA. Kerr-McGee Oil & Gas Corp. v. U.S. Dep’t of Interior, 554 F.3d 1082 (5th Cir. 2009). On April 14, 2009, the Fifth Circuit denied the Department of the Interior’s Petition for Rehearing En Banc. On July 13, 2009, the Department of the Interior filed a Petition for a Writ of Certiorari with the Supreme Court of the United States. Until the appeals process is complete, we will continue to monitor the case. Given the judicial history of the case, we determined that as of December 31, 2008, we no longer will record a liability for our estimated exposure to the MMS on leases granted to us pursuant to Section 304 of the RRA. At June 30, 2009, this liability would have been $67.7 million, including interest. In addition, as of December 31, 2008, we began including in our estimated proved reserves those reserves attributable to these RRA Section 304 leases which, at December 31, 2008, was approximately 18.1 Bcfe.
     U.S. Department of the Interior Five-Year Leasing Program. The Outer Continental Shelf Lands Act (43. U.S.C. § 1331, et seq.) (OCSLA) directs the U.S. Department of the Interior (DOI) to prepare and approve a five-year leasing program specifying the size, timing and location of areas on the Outer Continental Shelf (OCS) to be considered and assessed for natural gas and oil leasing during the period covered by the program. An OCS area may be offered for oil and gas leasing only if it has been included in an approved five-year program. The current five-year leasing program covers the period 2007 though 2012 (the current program). To date, seven oil and gas lease sales have been held under this program, six of which covered areas in the Gulf of Mexico Region (GOM). We hold interests in 71 leases awarded pursuant to these sales in respect of which our net expenditures for lease bonuses were approximately $164.6 million. Six additional oil and gas lease sales covering GOM areas remain scheduled under this program.
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
     On May 11, 2009, the Department of the Interior filed a motion for rehearing or clarification of the court’s order. On July 23, 2009, the MMS issued a notice to lessees and operators of GOM oil and gas leases awarded under the current program indicating that their leases and activities may be impacted by the outcome in the case. The notice also indicates that the impacts of the court’s ruling on the MMS’ operations, program planning and future sales are under review by the court.
     On July 28, 2009, the court clarified that its April 17 decision applies only to that portion of the current program involving Alaska, effectively upholding the current program in respect of the GOM. The DOI has indicated that it is moving forward with the scheduled August 2009 GOM lease sale.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter ending September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial position, cash flows or results of operations.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for periods beginning after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, cash flows or results of operations.
     In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSPs for the period ending March 31, 2009. The adoption of these FSPs did not have a material impact on our financial position, cash flows or results of operations.
     On December 31, 2008, the SEC issued the Final Rule, which adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the Final Rule is prohibited. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the SEC’s Final Rule include, but are not limited to:
•	Oil and gas reserves must be reported using average prices over the prior 12 month period, rather than year-end prices;
•	Companies will be allowed to report, on an optional basis, probable and possible reserves;
•	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities”;
•	Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;
•	Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

•	Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.
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
     In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 for all recurring measures of financial assets and liabilities on January 1, 2008. In February 2008, the FASB issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which granted a one-year deferral of the effective date of SFAS 157 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and asset retirement obligations). Beginning January 1, 2009, we applied SFAS 157 to non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial position, cash flows or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the disclosure requirements of SFAS 161 beginning January 1, 2009. See Note 8 “Derivative Financial Instruments and Hedging Activities” in Item 1 of Part I of this Quarterly Report for additional disclosures. The adoption of this statement did not have a material impact on our financial position, cash flows or results of operations.

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
     On January 29, 2009, we liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to us of $10.0 million and installment payments of $13.5 million to be paid monthly to us through 2009. On April 16, 2009, the Company received a $10.5 million cash settlement on the hedges that were settled in monthly installments at January 29, 2009. Since the forecasted sales of crude oil volumes are still expected to occur, the accumulated gains through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income, and will not be reclassified into earnings until the physical transactions occur. Any changes in the value of these derivative contracts subsequent to January 29, 2009 will no longer be deferred in other comprehensive income, but rather will impact current period income.
     Derivative gains and losses are recorded by commodity type in oil and natural gas revenues in the Condensed Consolidated Statements of Operations. The effects on our oil and gas revenues from our hedging activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Cash Gain (Loss) on Settlements (1)	$63,547	$(64,607)	$121,004	$(74,914)
Gain on liquidated swaps (2)	6,677	—	13,200	—
Gain (Loss) on Hedge Ineffectiveness (3)	176	(2,550)	(3)	(6,474)

Total	$70,400	$(67,157)	$134,201	$(81,388)

(1)	Designated as cash flow hedges pursuant to SFAS 133.

(2)	Crude oil fixed price swaps liquidated on January 29, 2009 that do not qualify for hedge accounting. Includes a $0.3 million net gain related to the liquidation on January 29, 2009.

(3)	Unrealized loss recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under SFAS 133 due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of June 30, 2009, we had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset
			(In thousands)
Natural Gas (MMbtus)
July 1—December 31, 2009	22,220,024	$7.62	$72,156
January 1—December 31, 2010	12,775,000	$5.84	(2,470)
January 1—June 30, 2011	4,525,000	$6.65	(732)
Crude Oil (Bbls)
July 1—December 31, 2009	484,564	$76.45	2,212
January 1—December 31, 2010	1,277,500	$62.28	(15,336)
January 1—June 30, 2011	452,500	$65.65	(4,754)

Total			$51,076

     We have reviewed the financial strength of our counterparties and believe the credit risk associated with these swaps to be minimal. Hedges with counterparties that are lenders under our bank credit facility are secured under the bank credit facility.
     As of June 30, 2009, we expect to realize within the next 12 months approximately $67.3 million in net gains resulting from hedging activities and $10.3 million resulting from liquidated fixed price swaps that are currently recorded in accumulated other comprehensive income. These hedging gains are expected to be realized as a decrease of $5.2 million to oil revenues and an increase of $72.4 million to natural gas revenues.
     As of August 4, 2009, we have not entered into any hedge transactions subsequent to June 30, 2009.

     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on January 31, 2012, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. As of June 30, 2009, the interest rate on our outstanding bank debt was 2.75%. If the balance of our bank debt at June 30, 2009 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $96,000 per quarter.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of June 30, 2009 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
     There were no changes that occurred during the quarter ended June 30, 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;
•	discovery, estimation, development and replacement of oil and natural gas reserves;
•	cash flow, liquidity and financial position;
•	business strategy;
•	amount, nature and timing of capital expenditures, including future development costs;
•	availability and terms of capital;
•	timing and amount of future production of oil and natural gas;
•	availability of drilling and production equipment;
•	operating costs and other expenses;
•	prospect development and property acquisitions;
•	risks arising out of our hedging transactions;
•	marketing of oil and natural gas;
•	competition in the oil and natural gas industry;
•	the impact of weather and the occurrence of natural events and natural disasters such as loop currents, hurricanes, fires, floods and other natural events, catastrophic events and natural disasters;
•	governmental regulation of the oil and natural gas industry;
•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;
•	uninsured or underinsured losses in our oil and natural gas operations;
•	risks related to our level of indebtedness; and
•	risks related to significant acquisitions or other strategic transactions, such as failure to realize expected benefits or objectives for future operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
April 1, 2009 to April 30, 2009 (1)	33,975	$10.93	—	—
May 1, 2009 to May 31, 2009 (1)	79,338	$13.40	—	—
June 1, 2009 to June 30, 2009 (1)	1,813	$15.27	—	—

Total	115,126	$12.70	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 4.	Submission of Matters to a Vote of Security Holders
     On May 11, 2009, we held our annual meeting of stockholders. At the meeting, the following proposals were voted upon and approved:
1.	Election of directors:

	For	Withhold
Bernard Aronson (term expires in 2012)	38,027,287	42,861,020
H. Clayton Peterson (term expires in 2012)	39,065,891	41,822,416
2.	Ratification of the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2009:

For	Against	Abstain
80,743,051	127,502	17,754
3.	Approval of the Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan:

For	Against	Abstain
58,097,951	18,812,058	71,813
     Mariner’s Board of Directors is composed of six directors. Directors in addition to Messrs. Aronson and Peterson are Alan R. Crain, Jr. (term expires 2010), John F. Greene (term expires 2010), Jonathan Ginns (term expires 2011) and Scott D. Josey (term expires 2011); these four directors were not up for reelection at the annual meeting held on May 11, 2009.

Item 6.	Exhibits

Number		Description
2.1	*
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
Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 16, 2009).

4.2	*
First Supplemental Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on June 16, 2009).

4.3	*
Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.4	*
Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.5	*
Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.6	*
Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

Number		Description

4.7	*
Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.8	*
Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.9	*
Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.10	*
Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.11	*
Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.12	*
Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.13	*
Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

4.14	*
Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).

4.15	*
Amendment No. 8 and Consent, dated as of March 24, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 27, 2009).

4.16	*
Amendment No. 9, dated as of June 2, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 2, 2009).

10.1	*
Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc. (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on June 9, 2009).

Number		Description

10.2	*
Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner Gulf of Mexico LLC, MC Beltway 8 LLC and Mariner LP LLC (incorporated by reference to Exhibit 1.2 to Mariner’s Form 8-K filed on June 9, 2009).

10.3	*
Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.4	*
Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.5	*	Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan, effective as of May 11, 2009 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on May 12, 2009).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2009.

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
Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 16, 2009).

4.2	*
First Supplemental Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on June 16, 2009).

4.3	*
Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.4	*
Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.5	*
Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.6	*
Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

Number		Description

4.7	*
Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.8	*
Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.9	*
Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.10	*
Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.11	*
Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.12	*
Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.13	*
Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

4.14	*
Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).

4.15	*
Amendment No. 8 and Consent, dated as of March 24, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 27, 2009).

4.16	*
Amendment No. 9, dated as of June 2, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 2, 2009).

10.1	*
Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc. (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on June 9, 2009).

Number		Description

10.2	*
Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner Gulf of Mexico LLC, MC Beltway 8 LLC and Mariner LP LLC (incorporated by reference to Exhibit 1.2 to Mariner’s Form 8-K filed on June 9, 2009).

10.3	*
Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.4	*
Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.5	*	Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan, effective as of May 11, 2009 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on May 12, 2009).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.