Form 10-Q
period 2009-09-30
MARINER ENERGY INC
filed 2009-11-06
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
     As of November 3, 2009, there were 101,774,108 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Unaudited Condensed Consolidated Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,017	$3,209
Receivables, net of allowances of $6,949 and $3,868 as of September 30, 2009 and December 31, 2008, respectively	136,424	219,920
Insurance receivables	12,414	13,123
Derivative financial instruments	4,434	121,929
Intangible assets	1,446	2,334
Prepaid expenses and other	23,264	14,438

Total current assets	183,999	374,953
Property and Equipment:
Proved oil and gas properties, full-cost method	4,897,001	4,448,146
Unproved properties, not subject to amortization	214,891	201,121

Total oil and gas properties	5,111,892	4,649,267
Other property and equipment	55,229	53,115
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(2,745,601)	(1,767,028)
Other property and equipment	(7,549)	(5,477)

Total accumulated depreciation, depletion and amortization	(2,753,150)	(1,772,505)

Total property and equipment, net	2,413,971	2,929,877
Insurance Receivables	—	22,132
Derivative Financial Instruments	920	—
Other Assets, net of amortization	74,689	65,831

TOTAL ASSETS	$2,673,579	$3,392,793

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$3,586	$3,837
Accrued liabilities	119,965	107,815
Accrued capital costs	128,781	195,833
Deferred income tax	15,772	23,148
Abandonment liability	47,977	82,364
Accrued interest	30,353	12,567
Derivative financial instruments	9,907	—

Total current liabilities	356,341	425,564
Long-Term Liabilities:
Abandonment liability	408,504	325,880
Deferred income tax	78,468	319,766
Derivative financial instruments	18,267	—
Long-term debt	954,503	1,170,000
Other long-term liabilities	29,037	31,263

Total long-term liabilities	1,488,779	1,846,909

Commitments and Contingencies (see Note 9)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 101,855,521 shares issued and outstanding at September 30, 2009; 180,000,000 shares authorized, 88,846,073 shares issued and outstanding at December 31, 2008	10	9
Additional paid-in capital	1,250,151	1,071,347
Accumulated other comprehensive income	10,198	78,181
Accumulated deficit	(431,900)	(29,217)

Total stockholders’ equity	828,459	1,120,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,673,579	$3,392,793

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Natural gas	$130,046	$192,804	$425,747	$622,705
Oil	80,908	97,987	220,787	356,157
Natural gas liquids	15,736	24,541	30,398	78,579
Other revenues	656	2,558	25,720	5,798

Total revenues	227,346	317,890	702,652	1,063,239

Costs and Expenses:
Lease operating expense	65,325	65,267	165,816	167,341
Severance and ad valorem taxes	4,406	4,813	11,668	14,686
Transportation expense	4,468	4,065	13,627	11,288
General and administrative expense	18,922	11,554	57,455	36,280
Depreciation, depletion and amortization	106,218	114,398	301,305	375,170
Full-cost ceiling test impairment	—	—	704,731	—
Other miscellaneous expense	1,193	125	11,960	965

Total costs and expenses	200,532	200,222	1,266,562	605,730

OPERATING INCOME (LOSS)	26,814	117,668	(563,910)	457,509

Other Income (Expense):
Interest income	56	369	443	976
Interest expense, net of amounts capitalized	(19,702)	(17,507)	(51,076)	(53,641)

Income (Loss) Before Taxes	7,168	100,530	(614,543)	404,844
(Provision) Benefit for Income Taxes	(2,946)	(35,839)	211,860	(144,449)

Net Income (Loss)	4,222	64,691	(402,683)	260,395
Less: Net income attributable to noncontrolling interest	—	—	—	(188)

NET INCOME (LOSS) ATTRIBUTABLE TO MARINER ENERGY, INC.	$4,222	$64,691	$(402,683)	$260,207

Net Income(Loss) per share attributable to Mariner Energy, Inc.:
Basic	$0.04	$0.74	$(4.29)	$2.98
Diluted	$0.04	$0.73	$(4.29)	$2.95
Weighted average shares outstanding:
Basic	100,752,532	87,595,792	93,848,859	87,447,280
Diluted	101,084,502	88,183,715	93,848,859	88,239,859
The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
For the nine months ended September 30, 2009 and 2008

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common	Stock	Paid-In-	Income/	Accumulated	Stockholders’
	Stock	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2008	88,846	$9	$1,071,347	$78,181	$(29,217)	$1,120,320

Common shares issued — equity offering	11,500	1	159,673	—	—	159,674
Common shares issued — restricted stock	1,709	—	—	—	—	—
Treasury stock bought and cancelled on same day	(175)	—	(1,991)	—	—	(1,991)
Forfeiture of restricted stock	(25)	—	—	—	—	—
Share-based compensation	—	—	21,114	—	—	21,114
Stock options exercised	1	—	8	—	—	8
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(402,683)	(402,683)
Change in fair value of derivative hedging instruments — net of income taxes of $(62,411)	—	—	—	(189,763)	—	(189,763)
Hedge settlements reclassified to income — net of income taxes of $68,115	—	—	—	121,780	—	121,780

Total comprehensive income (loss)	—	—	—	(67,983)	(402,683)	(470,666)

Balance at September 30, 2009	101,856	$10	$1,250,151	$10,198	$(431,900)	$828,459

				Accumulated		Total
				Other		Mariner
			Additional	Comprehensive	Accumulated	Energy, Inc.		Total
	Common	Stock	Paid-In-	Income/	Retained	Stockholders’	Noncontrolling	Stockholders’
	Stock	Amount	Capital	(Loss)	Earnings	Equity	Interests	Equity
Balance at December 31, 2007	87,229	$9	$1,054,089	$(22,576)	$359,496	$1,391,018	$1	$1,391,019

Common shares issued — restricted stock	1,729	—	—	—	—	—	—	—
Treasury stock bought and cancelled on same day	(137)	—	(4,239)	—	—	(4,239)	—	(4,239)
Forfeiture of restricted stock	(23)	—	—	—	—	—	—	—
Share-based compensation	—	—	11,766	—	—	11,766	—	11,766
Stock options exercised	56	—	741	—	—	741	—	741
Comprehensive income (loss):
Net loss	—	—	—	—	260,207	260,207	188	260,395
Change in fair value of derivative hedging instruments — net of income taxes of $25,790	—	—	—	69,224	—	69,224	—	69,224
Hedge settlements reclassified to income — net of income taxes of $(43,980)	—	—	—	(79,549)	—	(79,549)	—	(79,549)

Total comprehensive income (loss)	—	—	—	(10,325)	260,207	249,882	188	250,070

Balance at September 30, 2008	88,854	$9	$1,062,357	$(32,901)	$619,703	$1,649,168	$189	$1,649,357

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months
	Ended September 30,
	2009	2008
Operating Activities:
Net (loss) income attributable to Mariner Energy, Inc.	$(402,683)	$260,207
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income (benefit) tax	(211,860)	140,854
Depreciation, depletion and amortization	301,305	375,170
Ineffectiveness of derivative instruments	812	1,647
Full-cost ceiling test impairment	704,731	—
Share-based compensation	18,360	11,953
Derivative financial instruments	(14,128)	—
Other	7,046	2,538
Changes in operating assets and liabilities:
Receivables	83,357	(12,356)
Insurance receivables	22,841	64,378
Cash from liquidation of hedges	52,562	—
Prepaid expenses and other	(25,334)	1,640
Accounts payable and accrued liabilities	1,100	15,777

Net cash provided by operating activities	538,109	861,808

Investing Activities:
Acquisitions and additions to oil and gas properties	(468,980)	(952,105)
Additions to other property and equipment	(2,141)	(49,647)
Restricted cash designated for investment	—	5,000

Net cash used in investing activities	(471,121)	(996,752)

Financing Activities:
Credit facility borrowings	350,221	938,000
Credit facility repayments	(855,221)	(807,000)
Repurchase of stock	(1,991)	(4,239)
Debt redetermination costs	(2,306)	—
Debt offering costs	(5,906)	—
Proceeds from equity offering	159,736	—
Proceeds from debt issuance	291,279	—
Proceeds from exercise of stock options	8	741

Net cash (used in) provided by financing activities	(64,180)	127,502

Increase (Decrease) in Cash and Cash Equivalents	2,808	(7,442)
Cash and Cash Equivalents at Beginning of Period	3,209	18,589

Cash and Cash Equivalents at End of Period	$6,017	$11,147

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$29,238	$35,059
Income taxes, net of refunds	$(2,001)	$2,906
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
     Use of Estimates — The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant financial estimates are based on remaining proved natural gas and oil reserves. Estimates of proved reserves are key components of Mariner’s depletion rate for natural gas and oil properties, its unevaluated properties and its full-cost ceiling test. In addition, estimates are used in computing taxes, preparing accruals of operating costs and production revenues, asset retirement obligations, fair value and effectiveness of derivative instruments and fair value of stock options and the related compensation expense. Because of the inherent nature of the estimation process, actual results could differ materially from these estimates.
     Principles of Consolidation — Mariner’s condensed consolidated financial statements as of and for the period ended September 30, 2009 and consolidated financial statements as of and for the period ended December 31, 2008 include its accounts and the accounts of its subsidiaries. All inter-company balances and transactions have been eliminated.
     Reclassifications — Certain prior period amounts have been reclassified to conform to current year presentation. Amounts for certain producing well overhead were presented as “Lease operating expense” in the Company’s Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008. These amounts are presented herein as “General and administrative expense” for the three months and nine months ended September 30, 2009. Other reclassifications are insignificant in nature. These reclassifications had no effect on total operating income or net income.
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
     The Company had no uncertain tax positions during the nine months ended September 30, 2009 or for the year ended December 31, 2008.

     Recent Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the hierarchy of GAAP which established only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants upon adoption. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began using the new guidelines prescribed by the Codification when referring to GAAP in respect of the third quarter ending September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial position, cash flows or results of operations.
     In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for periods beginning after June 15, 2009. The adoption did not have a material impact on the Company’s financial position, cash flows or results of operations.
     In April 2009, the FASB amended existing authoritative guidance to provide guidelines for making fair value measurements more consistent with other authoritative guidance, enhance consistency in financial reporting by increasing the frequency of fair value disclosures and create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions for the period ending March 31, 2009. The adoption did not have a material impact on the Company’s financial position, cash flows or results of operations.
     On December 31, 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”), which adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the Final Rule is prohibited. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Rule include, but are not limited to:
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
     The Company is currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the FASB staff to align FASB authoritative guidance with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, Mariner will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009.
     In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance was effective for fiscal years beginning after December 15, 2008; the Company adopted it beginning January 1, 2009. The adoption did not have a material impact on the Company’s financial position, cash flows or results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements.
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. The guidance is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for fiscal years beginning after November 15, 2007. The Company adopted the provisions for all recurring measures of financial assets and liabilities on January 1, 2008. In February 2008, the FASB amended the authoritative guidance, which granted a one-year deferral of the effective date as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Beginning January 1, 2009, Mariner applied the provisions to non-financial assets and liabilities. The adoption did not have a material impact on the Company’s financial position, cash flows or results of operations.
     In March 2008, the FASB amended authoritative guidance, which requires enhanced disclosures about the Company’s derivative and hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the disclosure requirements beginning January 1, 2009. See Note 8 “Derivative Financial Instruments and Hedging Activities” for additional disclosures. The adoption did not have a material impact on the Company’s financial position, cash flows or results of operations.
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

	For the Three Months	For the Nine Months
	Ended September 30, 2008
	(In thousands, except per share amounts)
Pro Forma:
Revenue	$317,890	$1,077,932
Net income attributable to Mariner Energy, Inc.	$64,670	$263,806
Basic earnings per share	$0.74	$3.02
Diluted earnings per share	$0.73	$2.99
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
3. Long-Term Debt
As of September 30, 2009 and December 31, 2008 the Company’s long-term debt was as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Bank credit facility	$65,000	$570,000
7 1/2% Senior Notes, due April 15, 2013, net of discount	297,983	300,000
8% Senior Notes, due May 15, 2017	300,000	300,000
11 3/4% Senior Notes, due June 30, 2016, net of discount	291,520	—

Total long-term debt	$954,503	$1,170,000

     Bank Credit Facility — The Company has a secured revolving credit facility with a group of banks pursuant to an amended and restated credit agreement dated March 2, 2006, as further amended. The credit facility matures January 31, 2012 and is subject to a borrowing base which is redetermined periodically. The outstanding principal balance of loans under the credit facility may not exceed the borrowing base. The most recent borrowing base redetermination concluded in September 2009 when the lenders notified the Company that they affirmed the existing $800.0 million borrowing base, its amount since June 2009, and that the next borrowing base redetermination is scheduled for February 2010.
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
     As of September 30, 2009, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $800.0 million. As of September 30, 2009, there were $65.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of the Company’s offshore fields. As of September 30, 2009, after accounting for the $4.7 million of letters of credit, the Company had $730.3 million available to borrow under the credit facility.
     During the nine months ended September 30, 2009, the commitment fee on unused capacity was 0.250% to 0.375% per annum through March 23, 2009 and 0.5% per annum thereafter. Commitment fees are included in “Accrued interest” in the Condensed Consolidated Balance Sheets in Item 1 of Part I of this Quarterly Report. Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at the Company’s option, plus a specified margin. At September 30, 2009, when borrowings at both LIBOR and prime-based rates were outstanding, the blended interest rate was 3.03% on all amounts borrowed.
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
     The Company was in compliance with the financial covenants under the bank credit facility as of September 30, 2009. At September 30, 2009, the ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities was 3.22 to 1.0 and the ratio of total debt to EBITDA was 1.57 to 1.0.
     The Company’s payment and performance of its obligations under the credit facility (including any obligations under commodity and interest rate hedges entered into with facility lenders) are secured by liens upon substantially all of the assets of the Company and its subsidiaries, except its Canadian subsidiary, and guaranteed by its subsidiaries, other than Mariner Energy Resources, Inc. which is a co-borrower, and its Canadian subsidiary.
     Senior Notes — On June 10, 2009, the Company sold and issued $300.0 million aggregate principal amount of its 11 3/4% senior notes due 2016 (the “11 3/4% Notes”). In 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% senior notes due 2017 (the “8% Notes”). In 2006, the Company sold and issued $300.0 million aggregate principal amount of its 7 1/2% senior notes due 2013 (the “7 1/2% Notes” and together with the 11 3/4% Notes and the 8% Notes, the “Notes”). The Notes are governed by indentures that are substantially identical for each series. The Notes are senior unsecured obligations of the Company. The 11 3/4% Notes mature on June 30, 2016 with interest payable on June 30 and December 30 of each year beginning December 30, 2009. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. The Company and its restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. The Company was in compliance with the financial covenants under the Notes as of September 30, 2009.
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
     The Company and its restricted subsidiaries are subject to certain negative covenants under the Indenture governing the 11 3/4% Notes which are consistent with the negative covenants under each of the indentures governing the 7 1/2% Notes and 8% Notes. The Indenture limits the ability of the Company and each of its restricted subsidiaries to, among other things:
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
     Capitalized Interest — For the three-month periods ended September 30, 2009 and 2008, capitalized interest totaled $4.5 million and $0.6 million, respectively. For the nine-month periods ended September 30, 2009 and 2008, capitalized interest totaled $9.7 million and $1.5 million, respectively.
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

5. Oil and Gas Properties
     The Company’s oil and gas properties are accounted for using the full-cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including eligible general and administrative costs (“G&A”). G&A costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs, coupled with the Company’s estimated asset retirement obligations recorded in accordance with accounting for asset retirement and environmental obligations under GAAP, are included in the amortization base and amortized to expense using the unit-of-production method. Amortization is calculated based on estimated proved oil and gas reserves. Proceeds from the sale or disposition of oil and gas properties are applied to reduce net capitalized costs unless the sale or disposition causes a significant change in the relationship between costs and the estimated value of proved reserves. For the three-month periods ended September 30, 2009 and 2008, capitalized G&A totaled $5.0 million and $4.5 million, respectively. For the nine-month periods ended September 30, 2009 and 2008, capitalized G&A totaled $15.3 million and $14.2 million, respectively, of which $2.8 million and $1.6 million, respectively, related to non-cash share-based compensation.
     Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and gas properties are subject to a full-cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. The full-cost ceiling limitation is calculated using natural gas and oil prices in effect as of the balance sheet date, however, SEC rules provide that price increases subsequent to the end of the period may be used to calculate the ceiling limitation. This option will no longer be available to the Company starting December 31, 2009 due to adoption of the Final Rule. Prices are adjusted for “basis” or location differentials. Price is held constant over the life of the reserves. The Company uses derivative financial instruments that qualify for cash flow hedge accounting under GAAP to hedge against the volatility of oil and natural gas prices. In accordance with SEC guidelines, Mariner includes estimated future cash flows from its hedging program in the ceiling test calculation. If net capitalized costs related to proved properties exceed the ceiling limit, the excess is impaired and recorded in the Condensed Consolidated Statement of Operations.
     Based on commodity prices of $3.30 per Mcf for gas and $70.21 per barrel for oil at September 30, 2009, the net capitalized cost of proved oil and gas properties exceeded the ceiling limit and the Company calculated a non-cash ceiling test impairment of $4.6 million ($3.0 million, net of tax) for the third quarter. The indicated impairment would have been $71.6 million ($46.0 million, net of tax) if the Company had not used hedge adjusted prices for the volumes that were subject to hedges. Subsequent commodity price increases may be utilized to calculate the ceiling value and reserves. Subsequent to September 30, 2009 the quoted market prices of gas and oil increased. Based on commodity prices of $4.10 per Mcf for gas and $77.04 per barrel for oil at October 30, 2009, the net capitalized cost of proved oil and gas properties did not exceed the ceiling limit and the Company did not record an impairment for the three months ended September 30, 2009.
     No ceiling test impairment was recorded for the three-month period ended June 30, 2009. At March 31, 2009, the net capitalized cost of proved oil and gas properties exceeded the ceiling limit and the Company recorded a non-cash ceiling test impairment of $704.7 million ($454.6 million, net of tax) for the first quarter. The impairment would have been $808.0 million ($521.3 million, net of tax) if the Company had not used hedge adjusted prices for the volumes that were subject to hedges. The ceiling limit of its proved reserves was calculated based upon quoted market prices of $3.89 and $3.63 per Mcf for gas and $70.00 and $49.65 per barrel for oil, adjusted for market differentials for the three-month periods ended June 30, 2009 and March 31, 2009. No ceiling test impairment was recorded for the nine-month period ended September 30, 2008.
6. Accrual for Future Abandonment Liabilities
     In accordance with accounting for asset retirement and environmental obligations under GAAP, the Company records the fair value of a liability for the legal obligation to retire an asset in the period in which it is incurred with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. Upon adoption, the Company recorded an asset retirement obligation to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, the difference is recognized in proved oil and gas properties.

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
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation:

(In thousands)
Abandonment liability as of January 1, 2009	$408,244
Liabilities incurred	13,453
Liabilities settled	(26,999)
Accretion expense	25,390
Revisions to previous estimates	36,393

Abandonment liability as of September 30, 2009	$456,481

7. Share-Based Compensation
     Applicable Plans — On May 11, 2009, the Company’s stockholders approved the Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”). Restricted common stock and non-qualified stock options are outstanding under the Stock Incentive Plan. Options to purchase the Company’s common stock granted to certain employees in connection with a March 2006 merger transaction also are outstanding but are not governed by the Stock Incentive Plan (“Rollover Options”).
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

     Plan Activity — The Company recorded total compensation expense related to restricted stock and stock options of $7.0 million and $4.8 million for the three-month periods ended September 30, 2009 and 2008, respectively and $21.1 million and $12.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Under the Stock Incentive Plan, unrecognized compensation expense at September 30, 2009 for the unvested portion of restricted stock granted was $52.4 million and for unvested options was $0.
     The following table presents a summary of stock option activity under the Stock Incentive Plan and under Rollover Options for the nine months ended September 30, 2009:

		Weighted
		Average	Aggregate Intrinsic
		Exercise	Value (1)
	Shares	Price	(In thousands)
Outstanding at January 1, 2009	645,348	$13.88	$196
Granted	—	—	—
Exercised	(726)	11.59	(2)
Forfeited	—	—	—

Outstanding and exercisable at September 30, 2009	644,622	$13.88	$194

(1)	Based upon the difference between the closing price per share of the common stock on the last trading date of the quarter of $14.18 and the option exercise price of in-the-money options.
     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of September 30, 2009 and 2008, respectively, and changes during the nine-month periods is as follows:

	Restricted Shares under
	Stock Incentive Plan
	September 30,
	2009	2008
Total unvested shares at beginning of period: January 1	2,697,926	1,484,552
Shares granted (1)	1,708,795	1,729,329
Shares vested	(591,049)	(460,897)
Shares forfeited (1)	(25,131)	(23,383)

Total unvested shares at end of period: September 30	3,790,541	2,729,601

Available for future grant as options or restricted stock	7,021,666	2,522,823

(1)	Current year activity includes 4,741 shares granted and forfeited under the Stock Incentive Plan’s 2008 Long-Term Performance-Based Restricted Stock Program discussed below during the nine months ended September 30, 2009.
     The following table summarizes the status under the provisions of accounting for stock compensation under GAAP of the Company’s restricted stock, including long-term performance based restricted stock, at September 30, 2009 and the changes during the nine months then ended:

				Weighted
			Aggregate	Average
	Equity	Weighted	Intrinsic	Remaining
	Instruments	Average	Value	Contractual
	(thousands)	Fair Value	($ thousands)	Life (Years)
Unvested at January 1, 2009	2,697,926	$28.22	$76,123
Granted	1,708,795	11.20	19,144
Vested	(591,049)	22.30	(13,180)
Forfeited	(25,131)	14.16	(356)

Unvested at September 30, 2009	3,790,541	21.56	$81,731	6.32

     Long-Term Performance-Based Restricted Stock Program — In June 2008, Mariner’s board of directors adopted a Long-Term Performance-Based Restricted Stock Program (the “Program”) under the Stock Incentive Plan. Shares of restricted common stock subject to the Program were granted in 2008 and 2009. Vesting of these shares is contingent, begins upon satisfaction of specified thresholds of $38.00 and $46.00 for the market price per share of Mariner’s common stock, and continues in installments over five to seven years thereafter, assuming, in most instances, continued employment by Mariner. The fair value of restricted stock grants made under the Program is estimated using a Monte Carlo simulation. Stock-based compensation expense related to these restricted stock grants totaled $8.7 million for the nine months ended September 30, 2009.
     Weighted average fair values and valuation assumptions used to value Program grants for the quarter ended September 30, 2009 are as follows:

Quarter Ended
September 30,
2009
Weighted average fair value of grants	$33.73
Expected volatility	42.29%
Risk-free interest rate	4.57%
Dividend yield	0.00%
Expected life	10 years
     Expected volatility is calculated based on the average historical stock price volatility of Mariner and a peer group as of September 30, 2009. The peer group consisted of the following seven independent oil and gas exploration and production companies: ATP Oil & Gas Corporation, Callon Petroleum Co., Energy Partners, Ltd., McMoRan Exploration Co., Plains Exploration & Production Company, Stone Energy Corporation, and W&T Offshore, Inc. The risk-free interest rate is determined at the grant date and is based on 10-year, zero-coupon government bonds with maturity equal to the contractual term of the awards, converted to a continuously compounded rate. The expected life is based upon the contractual terms of the restricted stock grants under the Program.
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
     For derivative contracts that are designated and qualify as cash flow hedges pursuant to accounting for derivatives and hedging under GAAP, the portion of the gain or loss on the derivative instrument that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales). The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion) is recognized in earnings during the current period. The Company currently does not exclude any component of the derivative contracts’ gain or loss from the assessment of hedge effectiveness.
     In the third quarter 2009, the Company liquidated certain natural gas fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 10,205,560 million British thermal units of natural gas in exchange for a cash payment to Mariner of $32.0 million and total installment payments of $3.4 million to be paid monthly to Mariner through 2009. Since the forecasted sales of natural gas volumes are still expected to occur, the accumulated gains through the date of liquidation on the related derivative contracts remained in accumulated other comprehensive income, and will be reclassified into earnings as the physical transactions occur. Any changes in the value of these derivative contracts subsequent to the date of liquidation will no longer be deferred in other comprehensive income, but rather will impact current period income.
     In first quarter 2009, the Company liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to Mariner of $10.0 million and installment payments of $13.5 million to be paid monthly to Mariner through 2009. In April 2009, the Company received a $10.5 million cash settlement on the hedges that were settled in monthly installments in the first quarter 2009. Since the forecasted sales of crude oil volumes are still expected to occur, the accumulated gains through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income, and will be reclassified into earnings as the physical transactions occur. Any gain or loss realized on these derivative contracts in conjunction with installment payments received will be recognized in current period income.
     Derivative gains and losses are recorded by commodity type in oil and gas revenues in the Condensed Consolidated Statements of Operations. The effects on the Company’s oil and gas revenues from its hedging activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Cash Gain (Loss) on Settlements (1)	$52,644	$(46,968)	$173,648	$(121,882)
Reclassification of liquidated swaps (2)	3,859	—	17,059	—
Gain (Loss) on Hedge Ineffectiveness (3)	(809)	4,827	(812)	(1,647)

Total	$55,694	$(42,141)	$189,895	$(123,529)

(1)	Designated as cash flow hedges pursuant to accounting for derivatives and hedging under GAAP.

(2)	Natural gas and crude oil fixed price swaps liquidated in first and third quarters of 2009 that do not qualify for hedge accounting. These amounts include net losses of $1.8 million and $1.5 million for the three-month and nine-month periods ended September 30, 2009, respectively.

(3)	Unrealized loss recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of September 30, 2009, the Company had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset (Liability) (1)
			(In thousands)
Natural Gas (MMbtus)
October 1—December 31, 2009	783,380	$4.22	$410
January 1—December 31, 2010	12,775,000	$5.84	(4,405)
January 1—December 31, 2011	13,650,000	$6.45	(5,080)
January 1—December 31, 2012	6,588,000	$6.62	(2,262)
January 1—December 31, 2013	5,840,000	$6.76	(1,384)
Crude Oil (Bbls)
October 1—December 31, 2009	228,160	$76.33	1,183
January 1—December 31, 2010	1,934,500	$67.48	(12,589)
January 1—December 31, 2011	978,100	$73.24	(3,369)
January 1—December 31, 2012	494,100	$80.77	668
January 1—December 31, 2013	408,800	$82.81	595

Total			$(26,233)

(1)	Table excludes $3.4 million included in Derivative financial instruments on the balance sheet relating to the liquidation of 783,380 MMBtu to be paid in monthly installments through December 31, 2009.
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
     As of September 30, 2009, the Company expects to realize within the next 12 months approximately $42.3 million in net gains resulting from liquidated fixed price swaps and $9.3 million in net losses resulting from hedging activities, of which $33.0 million is currently recorded in accumulated other comprehensive income. The net hedging gain is expected to be realized as a decrease of $3.0 million to oil revenues and an increase of $36.4 million to natural gas revenues.
     As of November 3, 2009, the Company has not entered into any hedge transactions subsequent to September 30, 2009.
Additional Disclosures about Derivative Instruments and Hedging Activities
     At September 30, 2009, the Company had derivative financial instruments under GAAP recorded in its balance sheet as set forth below:

	Fair Value of Derivative Contracts
	Asset Derivatives
	September 30, 2009		December 31, 2008
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value
Derivatives designated as cash flow hedging contracts
Fixed Price Swaps	Current Assets: Derivative financial instruments	$611	Current Assets: Derivative financial instruments	$121,929
	Long-Term Assets: Derivative Financial Instruments	920

Derivatives not designated as cash flow hedging contracts
Fixed Price Swaps	Current Assets: Derivative financial instruments	3,823	Current Assets: Derivative financial instruments	—
	Stockholders’ Equity: Accumulated other comprehensive income	38,844

	Total	$44,198	Total	$121,929

	Fair Value of Derivative Contracts
	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value
Derivatives designated as cash flow hedging contracts
Fixed Price Swaps	Current Liabilities: Derivative financial instruments	$9,907	Current Liabilities: Derivative financial instruments	$—
	Long-Term Liabilities: Derivative financial instruments	18,267	Long-Term Liabilities: Derivative financial instruments	—

	Total	$28,174	Total	$—

     For the three months ended September 30, 2009, the effect on income of derivative financial instruments under. GAAP was as follows:

			Location of gain/(loss)	Amount of gain/(loss)			Amount of
	Amount of gain/(loss)		reclassified from	reclassified from		Location of gain/(loss)	gain/(loss)
Derivatives	recognized in OCI on		Accumulated OCI into	Accumulated OCI		recognized in income	recognized in income
designated as cash	derivative (effective		income (effective	into income (effective		on derivative	on derivative
flow hedging	portion)		portion)	portion)		(ineffective portion)	(ineffective portion)
contracts under	Third Quarter			Third Quarter			Third Quarter
GAAP	2009	2008		2009	2008		2009	2008
Fixed Price Swaps	$26,643	$(46,498)	Revenues-Natural Gas	$50,521	$(17,102)	Revenues-Natural Gas	$(809)	$4,827
Fixed Price Collars	—	(3,720)	Revenues-Crude Oil	2,123	(29,866)	Revenues-Crude Oil	—	—

Total	$26,643	$(50,218)	Total	$52,644	$(46,968)	Total	$(809)	$4,827

		Amount of gain/(loss) recognized in
		income on derivative
Derivatives not designated as cash	Location of gain/(loss) recognized in income	Third Quarter	Third Quarter
flow hedging contracts	on derivative	2009	2008
Fixed Price Swaps	Revenues-Natural Gas	$(1,837)	$—
	Revenues-Crude Oil	5,696	—

	Total	$3,859	$—

9. Commitments and Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum future lease obligations under the Company’s operating leases in effect at September 30, 2009 are as follows:

(In thousands)
2010	$2,620
2011	2,587
2012	2,502
2013	2,173
2014 and thereafter	9,958
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data and other geological information such as maps, logs and studies. The minimum annual payments under these commitments are $0.3 million in 2011.
Insurance Matters
Current Insurance Against Hurricanes
     Mariner is a member of OIL Insurance Limited (“OIL”), an energy industry insurance cooperative, which provides Mariner windstorm insurance coverage subject to a $10.0 million per-occurrence deductible, a $250.0 million per-occurrence loss limit, and a $750.0 million industry aggregate per-event loss limit. Effective January 1, 2010, the windstorm coverage will be subject to a per-occurrence deductible under consideration, a $150.0 million per-occurrence loss limit per member, an annual maximum of $300.0 million per member, and a $750.0 million industry aggregate per-event loss limit. In addition, annual industry windstorm losses exceeding $300.0 million will be mutualized among windstorm members in two pools, one for offshore and one for onshore, with future premiums based upon a pool’s loss experience and a member’s weighted percent of the pool’s asset base. Mariner anticipates these changes to increase its loss retention by approximately $100.0 million for windstorm losses which it expects to either self insure, insure through the commercial market, insure through the purchase of additional OIL coverage or a combination of these.
     Each year, Mariner considers whether to purchase from the commercial market supplemental insurance which in the past has provided coverage when OIL limits have been exceeded (see discussion below under “Hurricanes Katrina and Rita (2005)”). The supplemental insurance coverage offered by the commercial market in 2009 would not have provided similar coverage and Mariner elected not to purchase it when it expired on June 1, 2009. Mariner believes its assets are sufficiently insured for 2009 through OIL and Mariner’s expected ability to cover losses in excess of OIL coverage. Mariner intends to monitor the commercial market for insurance that would, based on Mariner’s historical experience, cover its expected hurricane-related risks on a cost-effective basis once OIL limits are exceeded.
     As of September 30, 2009, Mariner accrued approximately $36.0 million for an OIL withdrawal premium contingency. As part of its OIL membership, Mariner is obligated to pay a withdrawal premium if it elects to withdraw from OIL. Mariner does not anticipate withdrawing from OIL; however, due to the contingency, Mariner periodically reassesses the sufficiency of its accrued withdrawal premium based on OIL’s periodic calculation of the potential withdrawal premium in light of past losses, and Mariner may adjust its accrual accordingly in the future.
     OIL requires smaller members to provide a letter of credit or other acceptable security in favor of OIL to secure payment of the withdrawal premium. Acceptable security has included a letter of credit or a security agreement pursuant to which a member grants OIL a security interest in certain claim proceeds payable by OIL to the member. Mariner has entered into such a security agreement, granting to OIL a senior security interest in up to the next $50.0 million in excess of $100.0 million of Mariner’s Hurricane Ike claim proceeds payable by OIL. Mariner has the ability to replace the security agreement with a letter of credit or other acceptable security in favor of OIL.

Hurricane Ike (2008)
     In 2008, the Company’s operations were adversely affected by Hurricane Ike. The hurricane resulted in shut-in and delayed production as well as facility repairs and replacement expenses. The Company estimates that repairs and plugging and abandonment costs resulting from Hurricane Ike will total approximately $160.0 million net to Mariner’s interest. OIL has advised the Company that industry-wide damages from Hurricane Ike are expected to substantially exceed OIL’s $750.0 million industry aggregate per event loss limit and that OIL expects to initially prorate the payout of all OIL members’ Hurricane Ike claims at approximately 50%, subject to further adjustment. OIL also has indicated that the scaling factor it expects to apply to Mariner’s Hurricane Ike claims will result in settlement at less than 70%. Mariner expects that approximately 75% of the shortfall in its primary insurance coverage will be covered under its commercial excess coverage. In respect of Hurricane Ike claims that the Company submitted to OIL through September 2009, the Company received $16.9 million from OIL and as of September 30, 2009 had a receivable balance of approximately $12.2 million. Although in 2009 Mariner started receiving payment in respect of its Hurricane Ike claims, due to the magnitude of the storm and the complexity of the insurance claims being processed by the insurance industry, Mariner expects to maintain a potentially significant insurance receivable through 2010 while it actively pursues settlement of its Hurricane Ike claims to minimize the impact to its working capital and liquidity.
Hurricanes Katrina and Rita (2005)
     In 2005, the Company’s operations were adversely affected by Hurricanes Katrina and Rita, resulting in substantial shut-in and delayed production, as well as necessitating extensive facility repairs and hurricane-related abandonment operations. Since 2005, the Company has incurred approximately $204.6 million in hurricane expenditures resulting from Hurricanes Katrina and Rita, of which $129.1 million were capitalized expenditures and $75.5 million were hurricane-related abandonment costs.
     Applicable insurance for the Company’s Hurricane Katrina and Rita claims with respect to the Gulf of Mexico assets acquired from Forest Oil Corporation in March 2006 is provided by OIL. Mariner’s coverage for such properties is subject to a deductible of $5.0 million per occurrence and a $1.0 billion industry-wide loss limit per occurrence. OIL has advised the Company that the aggregate claims resulting from each of Hurricanes Katrina and Rita are expected to exceed the $1.0 billion per occurrence loss limit and that therefore Mariner’s insurance recovery is expected to be reduced pro-rata (approximately 47% for Katrina and 67% for Rita) with all other competing claims from the storms. During 2008, the Company settled its Katrina and Rita claims with its excess insurers for a one-time cash payment of $48.5 million. The insurance coverage for Mariner’s legacy properties is subject to a $3.75 million deductible.
     As of September 30, 2009, the Company had recovered $52.9 million from OIL and $48.5 million from its commercial carriers in respect of Hurricanes Katrina and Rita. With respect to Hurricane Katrina, the Company has received full and final settlement and maintains no insurance receivable balance. With respect to Hurricane Rita, although the Company had not yet submitted final claims and therefore maintained no insurance receivable balance at September 30, 2009, it expects to submit final claims and achieve settlement by 2010. Due to the magnitude of the storm and the complexity of the insurance claims being processed by the insurance industry, the timing of the Company’s ultimate insurance recovery cannot be assured. However, Mariner expects to recover substantially all of its outstanding OIL claims in respect of Hurricane Rita by 2010. Any differences between insurance recoveries and insurance receivables will be recorded as adjustments to oil and natural gas properties.
     Litigation — The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.
     Letters of Credit — Mariner’s bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of September 30, 2009, four such letters of credit totaling $4.7 million were outstanding of which $4.2 million is required for plugging and abandonment obligations at certain of Mariner’s offshore fields.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator:
Net Income (Loss) attributable to Mariner Energy, Inc.	$4,222	$64,691	$(402,683)	$260,207
Denominator:
Weighted average shares outstanding	100,753	87,596	93,849	87,447
Add dilutive securities
Options	11	246	—	265
Restricted stock	321	342	—	528

Total weighted average shares outstanding and dilutive securities	101,085	88,184	93,849	88,240

Net Income (Loss) per share attributable to Mariner Energy, Inc.:
Basic:	$0.04	$0.74	$(4.29)	$2.98
Diluted:	$0.04	$0.73	$(4.29)	$2.95
     Unvested shares of restricted stock and shares issuable upon exercise of options to purchase common stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. Due to the Company’s net loss for the nine months ended September 30, 2009, all of the Company’s unvested shares of restricted stock and shares issuable upon exercise of stock options (approximately 1,969,881 and 644,721, respectively) were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. For the three months ended September 30, 2009, 1,793,914 unvested shares of restricted stock and 612,805 shares issuable upon exercise of stock options were excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2008, 400,000 and 381,000 shares issuable upon exercise of stock options, respectively, were excluded from the computation of diluted earnings per share because the effect was anti-dilutive and 1,138,785 and 444,711 unvested shares of restricted stock were excluded for the three and nine months ended September 30, 2008, respectively.
11. Comprehensive Income
     Comprehensive income includes net income (loss) and certain items recorded directly to stockholders’ equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Net Income (Loss)	$4,222	$64,691	$(402,683)	$260,395
Other comprehensive (loss) income:
Change in fair value of derivative hedging instruments, net of income taxes of $(36,084), $150,590, $(62,411), and $25,790	(64,513)	272,381	(189,763)	69,224
Derivative contracts settled and reclassified, net of income taxes of $19,977, $(15,003), $68,115 and $(43,980)	35,717	(27,138)	121,780	(79,549)

Change in accumulated other comprehensive (loss) income	(28,796)	245,243	(67,983)	(10,325)

Comprehensive (loss) income	(24,574)	309,934	(470,666)	250,070
Comprehensive income attributable to noncontrolling interest	—	—	—	188

Comprehensive (loss) income attributable to Mariner Energy, Inc.	$(24,574)	$309,934	$(470,666)	$249,882

12. Fair Value Measurement
     Certain of Mariner’s assets and liabilities are reported at fair value in the accompanying Condensed Consolidated Balance Sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at September 30, 2009 and December 31, 2008. These assets and liabilities are not included in the following tables.
     GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table below, the hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are market-based and are directly or indirectly observable but not considered Level 1 quoted prices, including quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or valuation techniques whose inputs are observable. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Level 3 inputs are unobservable (meaning they reflect Mariner’s own assumptions regarding how market participants would price the asset or liability based on the best available information) and therefore have the lowest priority. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Mariner believes it uses appropriate valuation techniques based on the available inputs to measure the fair values of its assets and liabilities.
     GAAP requires a credit adjustment for non-performance in calculating the fair value of financial instruments. The credit adjustment for derivatives in an asset position is determined based on the credit rating of the counterparty and the credit adjustment for derivatives in a liability position is determined based on Mariner’s credit rating.
     The following table provides fair value measurement information for the Company’s derivative financial instruments as of September 30, 2009:

	Fair Value Measurements Using:
			Significant
		Quoted Prices	other	Significant
		in Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
Derivative Financial Instruments	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Natural gas and crude oil fixed price swaps — Short Term	$(5,473)	$—	$(5,473)	$—

Natural gas and crude oil fixed price swaps — Long Term	(17,347)	—	(17,347)	—

Total	$(22,820)	$—	$(22,820)	$—

     The following methods and assumptions were used to estimate the fair values of Mariner’s derivative financial instruments in the table above.
Level 2 Fair Value Measurements
     The fair values of the natural gas and crude oil fixed price swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves, terms of each contract, and a credit adjustment based on the credit rating of the Company and its counterparties as of September 30, 2009.
Level 3 Fair Value Measurements
     The Company had no Level 3 financial instruments as of September 30, 2009.
     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of accounting for financial instruments under GAAP, which Mariner adopted effective March 31, 2009 as described in Note 1 “Summary of Significant Accounting Policies.” The estimated fair value amounts have been determined using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts and fair values of the Company’s long-term debt are as follows:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
Long-term Debt	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Bank credit facility	$65,000	$65,000	$570,000	$570,000
7 1/2% Notes, net of discount	297,983	222,054	300,000	144,956
8% Notes	300,000	145,721	300,000	59,978
11 3/4% Notes, net of discount	291,520	147,051	—	—

Total long-term debt	$954,503	$579,826	$1,170,000	$774,934

     The fair value of the amounts outstanding under the bank credit facility as of September 30, 2009 is based on rates currently available for debt instruments with similar terms and average maturities from companies with similar credit ratings in our industry. The fair value of the Notes is based on quoted market prices based on trades of such debt as of September 30, 2009.
13. Segment Information
     The FASB has issued authoritative guidance establishing standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses. Separate financial information is available and this information is regularly evaluated by the chief decision maker for the purpose of allocating resources and assessing performance.
     The Company measures financial performance as a single enterprise, allocating capital resources on a project-by-project basis across its entire asset base to maximize profitability. Mariner utilizes a company-wide management team that administers all enterprise operations encompassing the exploration, development and production of natural gas and oil. Since Mariner follows the full-cost method of accounting and all of its oil and gas properties and operations are located in the United States, the Company has determined that it has one reporting unit. Inasmuch as Mariner is one enterprise, the Company does not maintain comprehensive financial statement information by area but does track basic operational data by area.
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
     The following information sets forth Mariner’s Consolidating Balance Sheets as of September 30, 2009 and December 31, 2008, its Condensed Consolidating Statements of Operations for the three months and nine months ended September 30, 2009 and 2008, and its Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2009 and 2008.
     Mariner accounts for investments in its subsidiaries using the equity method of accounting; accordingly, entries necessary to consolidate Mariner, the parent company, and its Subsidiary Guarantors are reflected in the eliminations column.

MARINER ENERGY, INC.
CONSOLIDATING BALANCE SHEET (Unaudited)
September 30, 2009
(In thousands except share data)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$6,016	$1	$—	$6,017
Receivables, net of allowances	91,928	44,496	—	136,424
Insurance receivables	56	12,358	—	12,414
Derivative financial instruments	4,434	—	—	4,434
Intangible assets	1,446	—	—	1,446
Prepaid expenses and other	21,635	1,629	—	23,264

Total current assets	125,515	58,484	—	183,999
Property and Equipment:
Proved oil and gas properties, full-cost method	2,445,514	2,451,487	—	4,897,001
Unproved properties, not subject to amortization	206,092	8,799	—	214,891

Total oil and gas properties	2,651,606	2,460,286	—	5,111,892
Other property and equipment	19,871	35,358	—	55,229
Accumulated depreciation, depletion and amortization:			—
Proved oil and gas properties	(1,421,006)	(1,324,595)	—	(2,745,601)
Other property and equipment	(5,718)	(1,831)	—	(7,549)

Total accumulated depreciation, depletion and amortization	(1,426,724)	(1,326,426)	—	(2,753,150)

Total property and equipment, net	1,244,753	1,169,218	—	2,413,971
Investment in Subsidiaries	440,538	—	(440,538)	—
Intercompany Receivables	214,629	—	(214,629)	—
Intercompany Note Receivable	7,175	—	(7,175)	—
Insurance Receivables	—	—	—	—
Deferred income tax	63,110	—	(63,110)	—
Derivative Financial Instruments	920	—	—	920
Other Assets, net of amortization	74,337	352	—	74,689

TOTAL ASSETS	$2,170,977	$1,228,054	$(725,452)	$2,673,579

Current Liabilities:
Accounts payable	$3,586	$—	$—	$3,586
Accrued liabilities	100,965	19,000	—	119,965
Accrued capital costs	95,888	32,893	—	128,781
Deferred income tax	15,772	—	—	15,772
Abandonment liability	12,850	35,127	—	47,977
Accrued interest	30,353	—	—	30,353
Derivative financial instruments	9,907	—	—	9,907

Total current liabilities	269,321	87,020	—	356,341
Long-Term Liabilities:
Abandonment liability	71,984	336,520	—	408,504
Deferred income tax	—	141,578	(63,110)	78,468
Intercompany payable	—	214,629	(214,629)	—
Derivative financial instruments	18,267	—	—	18,267
Long-term debt,	954,503	—		954,503
Other long-term liabilities	28,443	594	—	29,037
Intercompany note payable	—	7,175	(7,175)	—

Total long-term liabilities	1,073,197	700,496	(284,914)	1,488,779
Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2009	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 101,855,521 shares issued and outstanding at September 30, 2009	10	5	(5)	10
Additional paid-in capital	1,250,151	886,142	(886,142)	1,250,151
Partner capital	—	31,438	(31,438)	—
Accumulated other comprehensive income	10,198	—	—	10,198
Accumulated deficit	(431,900)	(477,047)	477,047	(431,900)

Total stockholders’ equity	828,459	440,538	(440,538)	828,459

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,170,977	$1,228,054	$(725,452)	$2,673,579

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

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended September 30, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$98,896	$31,150	$—	$130,046
Oil	53,265	27,643	—	80,908
Natural gas liquids	13,226	2,510	—	15,736
Other revenues	597	59	—	656

Total revenues	165,984	61,362	—	227,346

Costs and Expenses:
Operating expenses	39,616	34,583	—	74,199
General and administrative expense	17,774	1,148	—	18,922
Depreciation, depletion and amortization	64,656	41,562	—	106,218
Other miscellaneous expense	445	748	—	1,193

Total costs and expenses	122,491	78,041	—	200,532

OPERATING INCOME (LOSS)	43,493	(16,679)	—	26,814
(Loss) Earnings of Affiliates	(11,357)	—	11,357	—
Other Income (Expense):
Interest income	133	—	(77)	56
Interest expense, net of amounts capitalized	(19,632)	(147)	77	(19,702)

Income (Loss) Before Taxes	12,637	(16,826)	11,357	7,168
(Provision) Benefit for Income Taxes	(8,415)	5,469	—	(2,946)

NET INCOME (LOSS)	$4,222	$(11,357)	$11,357	$4,222

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended September 30, 2008
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$92,898	$99,906	$—	$192,804
Oil	48,814	49,173	—	97,987
Natural gas liquids	13,055	11,486	—	24,541
Other revenues	1,198	1,360	—	2,558

Total revenues	155,965	161,925	—	317,890

Costs and Expenses:
Operating expenses	36,790	37,355	—	74,145
General and administrative expense	11,324	230	—	11,554
Depreciation, depletion and amortization	60,365	54,033	—	114,398
Other miscellaneous expense	101	24	—	125

Total costs and expenses	108,580	91,642	—	200,222

OPERATING INCOME	47,385	70,283	—	117,668
Earnings of Affiliates	52,556	—	(52,556)	—
Other Income (Expense):
Interest income	2,522	62	(2,215)	369
Interest expense, net of amounts capitalized	(17,637)	(2,085)	2,215	(17,507)

Income Before Taxes	84,826	68,260	(52,556)	100,530
Provision for Income Taxes	(20,135)	(15,704)	—	(35,839)

NET INCOME	64,691	52,556	(52,556)	64,691
Less: Net income attributable to noncontrolling interest	—	—	—	—

NET INCOME ATTRIBUTABLE TO MARINER ENERGY, INC.	$64,691	$52,556	$(52,556)	$64,691

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Nine Months Ended September 30, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$307,051	$118,696	$—	$425,747
Oil	159,210	61,577	—	220,787
Natural gas liquids	23,416	6,982	—	30,398
Other revenues	7,913	17,807	—	25,720

Total revenues	497,590	205,062	—	702,652

Costs and Expenses:
Operating expenses	103,091	88,020	—	191,111
General and administrative expense	56,247	1,208	—	57,455
Depreciation, depletion and amortization	171,449	129,856	—	301,305
Full-cost ceiling test impairment	342,595	362,136	—	704,731
Other miscellaneous expense	9,482	2,478	—	11,960

Total costs and expenses	682,864	583,698	—	1,266,562

OPERATING LOSS	(185,274)	(378,636)	—	(563,910)
Loss of Affiliates	(265,224)	—	265,224	—
Other Income (Expense):
Interest income	3,849	—	(3,406)	443
Interest expense, net of amounts capitalized	(50,880)	(3,602)	3,406	(51,076)

Loss Before Taxes	(497,529)	(382,238)	265,224	(614,543)
Benefit for Income Taxes	94,846	117,014	—	211,860

NET LOSS	$(402,683)	$(265,224)	$265,224	$(402,683)

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Nine Months Ended September 30, 2008
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$289,336	$333,369	$—	$622,705
Oil	186,960	169,197	—	356,157
Natural gas liquids	50,339	28,240	—	78,579
Other revenues	1,573	4,225	—	5,798

Total revenues	528,208	535,031	—	1,063,239

Costs and Expenses:
Operating expenses	90,549	102,766	—	193,315
General and administrative expense	36,230	50	—	36,280
Depreciation, depletion and amortization	196,945	178,225	—	375,170
Other miscellaneous expense	888	77	—	965

Total costs and expenses	324,612	281,118	—	605,730

OPERATING INCOME	203,596	253,913	—	457,509
Earnings of Affiliates	186,430	—	(186,430)	—
Other Income (Expense):
Interest income	8,056	84	(7,164)	976
Interest expense, net of amounts capitalized	(53,444)	(7,361)	7,164	(53,641)

Income Before Taxes	344,638	246,636	(186,430)	404,844
Provision for Income Taxes	(84,431)	(60,018)	—	(144,449)

NET INCOME	260,207	186,618	(186,430)	260,395
Less: Net income attributable to noncontrolling interest	—	188	—	188

NET INCOME ATTRIBUTABLE TO MARINER ENERGY, INC.	$260,207	$186,430	$(186,430)	$260,207

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by operating activities	$390,197	$147,912	$—	$538,109

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(299,947)	(169,033)	—	(468,980)
Additions to other property and equipment	13,453	(15,594)	—	(2,141)
Repayments of notes from affiliates	169,025	—	(169,025)	—

Net cash used in investing activities	(117,469)	(184,627)	(169,025)	(471,121)

Cash flow from financing activities:
Credit facility borrowings	350,221	—	—	350,221
Credit facility repayments	(855,221)	—	—	(855,221)
Repayments of notes to affiliates	—	(169,025)	169,025	—
Other financing activities	235,478	205,342	—	440,820

Net cash (used in) provided by financing activities	(269,522)	36,317	169,025	(64,180)

Increase (Decrease) in Cash and Cash Equivalents	3,206	(398)	—	2,808
Cash and Cash Equivalents at Beginning of Period	2,810	399	—	3,209

Cash and Cash Equivalents at End of Period	$6,016	$1	$—	$6,017

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2008
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash (used in) provided by operating activities	$611,124	$437,114	$(186,430)	$861,808

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(520,363)	(431,742)	—	(952,105)
Additions to other property and equipment	(15,029)	(34,618)	—	(49,647)
Restricted cash designated for investment	—	5,000	—	5,000

Net cash used in investing activities	(535,392)	(461,360)	—	(996,752)

Cash flow from financing activities:
Credit facility borrowings	938,000	—	—	938,000
Credit facility repayments	(807,000)	—	—	(807,000)
Other financing activities	(28,144)	24,646	—	(3,498)
Net activity in investment from subsidiaries	(186,430)	—	186,430	—

Net cash (used in) provided by financing activities	(83,574)	24,646	186,430	127,502

(Decrease) Increase in Cash and Cash Equivalents	(7,842)	400	—	(7,442)
Cash and Cash Equivalents at Beginning of Period	18,589	—	—	18,589

Cash and Cash Equivalents at End of Period	$10,747	$400	$—	$11,147

15. Subsequent Events
     The Company’s evaluation has identified no matters which require disclosure as a subsequent event through November 5, 2009.

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
     Unconventional Resources and Canadian Opportunities. Since June 30, 2009, Mariner has added a team of approximately 10 geoscientists experienced in shale and other unconventional resource plays in the United States and Canada. It also formed a Canadian subsidiary which opened an office in Calgary. Mariner is investigating a variety of onshore hydrocarbon and unconventional resource opportunities in the United States and Canada, such as green field leasing, joint ventures and acquisitions. Mariner’s credit facility currently limits its investment in its Canadian operation to $25.0 million.
     Securities Offering. On June 10, 2009, we sold and issued in concurrent underwritten offerings $300.0 million aggregate principal amount of our 11 3/4% senior notes due 2016, and 11.5 million shares of our common stock at a public offering price of $14.50 per share. We used aggregate proceeds from the concurrent offerings, before deducting estimated offering expenses but after deducting underwriters’ discounts and commissions, of approximately $446.2 million to repay debt under our bank credit facility.

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
Third Quarter 2009 Highlights
     In third quarter 2009 we reported a net income attributable to Mariner Energy, Inc. of $4.2 million, which on a diluted earnings per share (EPS) basis was $0.04. During third quarter 2008, we reported net income attributable to Mariner Energy, Inc. of $64.7 million and $0.73 diluted EPS. Other financial and operational items include:
•	Average daily production during third quarter 2009 increased to 362 MMcfe per day, compared to 294 MMcfe per day during third quarter 2008.

•	Net cash provided by operations for the nine-month period ended September 30, 2009 decreased 38% to $538.1 million, from $861.8 million for the same period in 2008.

•	Total revenues during third quarter 2009 were $227.3 million, a decrease of 28% from $317.9 million during third quarter 2008.
Operational Update
     Offshore — We drilled five offshore wells during third quarter 2009, two of which were successful. Information regarding these wells is shown below:

		Approximate
Well Name	Operator	Working Interest	Water Depth (Ft)	Location
Vermilion 380 A3 ST #1	Mariner	100%	340	Conventional Shelf
South Timbalier 316 A6 ST #1	W&T Offshore	33%	453	Conventional Shelf
     As of September 30, 2009 two offshore wells were drilling.
     Onshore — During third quarter 2009, we drilled two development wells and five exploratory wells in the Permian Basin, all of which were successful. As of September 30, 2009, four rigs were operating on our Permian Basin properties.
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     The following table sets forth summary information with respect to our oil and gas operations. Certain prior year amounts have been reclassified to conform to current year presentation:

	Three Months Ended
	September 30,		Increase	%
Summary Operating Information:	2009	2008	(Decrease)	Change
	(In thousands, except net production, average sales prices
	and % change)
Net Production:
Natural gas (MMcf)	24,121	18,357	5,764	31%
Oil (MBbls)	1,106	1,054	52	5%
Natural gas liquids (MBbls)	427	402	25	6%
Total natural gas equivalent (MMcfe)	33,316	27,091	6,225	23%
Average daily production (MMcfe/d)	362	294	68	23%
Hedging Activities:
Natural gas revenue gain	$47,875	$(12,275)	$60,150	490%
Oil revenue gain (loss)	7,819	(29,866)	37,685	126%

Total hedging revenue gain (loss)	$55,694	$(42,141)	$97,835	232%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$5.39	$10.50	$(5.11)	(49)%
Natural gas (per Mcf) unhedged	3.41	11.17	(7.76)	(69)%
Oil (per Bbl) realized(1)	73.15	92.97	(19.82)	(21)%
Oil (per Bbl) unhedged	66.08	121.30	(55.22)	(46)%
Natural gas liquids (per Bbl) realized(1)	36.85	61.05	(24.20)	(40)%
Natural gas liquids (per Bbl) unhedged	36.85	61.05	(24.20)	(40)%
Total natural gas equivalent ($/Mcfe) realized(1)	6.80	11.64	(4.84)	(42)%
Total natural gas equivalent ($/Mcfe) unhedged	5.13	13.20	(8.07)	(61)%
Summary of Financial Information:
Natural gas revenue	$130,046	$192,804	$(62,758)	(33)%
Oil revenue	80,908	97,987	(17,079)	(17)%
Natural gas liquids revenue	15,736	24,541	(8,805)	(36)%
Other revenues	656	2,558	(1,902)	(74)%
Lease operating expense	65,325	65,267	58	<1%
Severance and ad valorem taxes	4,406	4,813	(407)	(8)%
Transportation expense	4,468	4,065	403	10%
General and administrative expense	18,922	11,554	7,368	64%
Depreciation, depletion and amortization	106,218	114,398	(8,180)	(7)%
Other miscellaneous expense	1,193	125	1,068	854%
Net interest expense	19,646	17,138	2,508	15%

Income before taxes	7,168	100,530	(93,362)	(93)%
Provision for income taxes	2,946	35,839	(32,893)	(92)%

Net (Loss) Income attributable to Mariner Energy, Inc.	$4,222	$64,691	$(60,469)	(93)%

Average Unit Costs per Mcfe:
Lease operating expense	$1.96	$2.41	$(0.45)	(19)%
Severance and ad valorem taxes	0.13	0.18	(0.05)	(28)%
Transportation expense	0.13	0.15	(0.02)	(13)%
General and administrative expense	0.57	0.43	0.14	33%
Depreciation, depletion and amortization	3.19	4.22	(1.03)	(24)%

(1)	Average sales prices include the effects of hedging
     Net (Loss) Income attributable to Mariner Energy, Inc. for third quarter 2009 was $4.2 million compared to $64.7 million for the comparable period in 2008. The decrease was primarily attributable to a decrease in revenue of $90.5 million due to lower realized prices, partially offset by higher production. Partially offsetting the decrease in revenue were decreases in income tax expense and depreciation, depletion and amortization of $32.9 million and $8.2 million, respectively. Basic and diluted earnings per share for third quarter 2009 were $0.04 for each measure compared to basic and diluted earnings per share of $0.74 and $0.73, respectively, for third quarter 2008.
     Net Production for third quarter 2009 was approximately 33.3 Bcfe, up 23% from 27.1 Bcfe from third quarter 2008. Natural gas production for third quarter 2009 comprised approximately 72% of total net production compared to approximately 68% for third quarter 2008.
     Natural gas production for third quarter 2009 increased 31% to approximately 262 MMcf per day, compared to approximately 200 MMcf per day for third quarter 2008. Oil production for third quarter 2009 increased 5% to approximately 12,018 barrels per day, compared to approximately 11,452 barrels per day for third quarter 2008. Natural gas liquids production for third quarter 2009 increased 6% to 4,641 barrels per day as compared to 4,369 barrels per day for third quarter 2008.
     Period over period changes in our production were primarily attributable to the following:
•	Decreased production of 1.2 Bcfe, or 8%, from our Gulf of Mexico shelf properties as a result of normal depletion declines, gas balancing adjustments and production interruptions due to repairs on certain fields totaling 5.7 Bcfe, partially offset by increased production of 4.5 Bcfe at certain of our properties including High Island 116 (1.0 Bcfe).

•	Increased production of 6.3 Bcfe, or 71%, from our Gulf of Mexico deepwater properties primarily due to the favorable impact of a full quarter of production at full capacity from, and our recently acquired incremental 11.6% working interest in Bass Lite (2.2 Bcfe) located in Atwater 426 and from our May 2009 start up of production from Geauxpher (5.7 Bcfe) located in Garden Banks 462. The increase was partially offset by normal depletion declines at Northwest Nansen (1.7 Bcfe) located in East Breaks 602.

•	Increased production of 1.1 Bcfe, or 30%, from our onshore properties primarily as a result of our recently acquired additional working interests in certain of our existing properties in the Spraberry field in the Permian Basin.
     Natural gas, oil and NGL revenues for third quarter 2009 decreased 28% to $226.7 million compared to $315.3 million for third quarter 2008 as a result of decreased pricing (approximately $161.1 million, net of the effect of hedging) which was partially offset by increased production (approximately $72.5 million).
     During third quarter 2009, our revenues reflected a net recognized hedging gain of $55.7 million comprised of $52.6 million in favorable cash settlements on our hedges, a $3.9 million reclassification on our liquidated swaps and an unrealized loss of $0.8 million related to the ineffective portion of open contracts that are not eligible for deferral under accounting for derivatives and hedging under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging loss of $42.1 million for third quarter 2008, comprised of $46.9 million in unfavorable cash settlements and an unrealized gain of $4.8 million related to the ineffective portion not eligible for deferral under GAAP.
     Our natural gas and oil average sales prices, and the effects of hedging activities on those prices, were as follows:

			Hedging
	Realized	Unhedged	Gain (Loss)	% Change
Three Months Ended September 30, 2009:
Natural gas (per Mcf)	$5.39	$3.41	$1.98	58%
Oil (per Bbl)	73.15	66.08	7.07	11%

Three Months Ended September 30, 2008:
Natural gas (per Mcf)	$10.50	$11.17	$(0.67)	(6)%
Oil (per Bbl)	92.97	121.30	(28.33)	(23)%
     Other revenues for third quarter 2009 decreased $1.9 million to $0.7 million from $2.6 million for third quarter 2008 primarily as a result of imputed rent income of $1.2 million in 2008 from the lease of office property acquired in January 2008 coupled with a decrease in income from gathering systems of $0.6 million and a decrease of $0.5 million related to a cash arbitration award. These decreases were offset by an increase of $0.6 million related to third-party gas sales on commodities purchased to satisfy our pipeline transportation commitments (discussed in other miscellaneous expense).
     Lease operating expense (“LOE”) for third quarter 2009 increased approximately $0.1 million to $65.3 million, primarily attributable to increases of $7.8 million for repairs related to Hurricane Ike and $4.9 million in increased processing fees primarily related to Atwater 426 (Bass Lite) and Garden Banks 462 (Geauxpher) not included in third quarter 2008 due to production at those fields commencing subsequent to that period. These increases were offset by a $7.3 million OIL withdrawal premium contingency recognized in third quarter 2008 while no such recognition was necessary for third quarter 2009 coupled with lower service costs.
     Severance and ad valorem tax for third quarter 2009 decreased approximately $0.4 million to $4.4 million from $4.8 million for third quarter 2008 due to lower production taxes of $1.2 million, partially offset by increased ad valorem taxes of $0.8 million.
     Transportation expense for third quarter 2009 increased approximately $0.4 million to $4.5 million from $4.1 million for third quarter 2008 due primarily to our May 2009 start up of production from Geauxpher located in Garden Banks 462.
     General and administrative expense (“G&A”) for third quarter 2009 increased approximately $7.3 million to $18.9 million from $11.6 million for third quarter 2008 primarily due to increases of $3.1 million in salaries, wages and professional fees mainly due to increased headcount and non-recurring projects; $2.0 million in overhead related to field operations; $1.7 million in share-based compensation expense; and $0.8 million in litigation reserve.
     Depreciation, depletion, and amortization expense (“DD&A”) for third quarter 2009 decreased approximately $8.2 million to $106.2 million ($3.19 per Mcfe) from $114.4 million ($4.22 per Mcfe) for third quarter 2008. This decrease primarily resulted from the effects of ceiling test impairments at December 31, 2008 and March 31, 2009 of $525.6 million and $704.6 million, respectively, that substantially lowered the basis of our oil and gas properties. The change in the depletion rate resulted in a $35.6 million decrease in expense, partially offset by a $24.8 million increase due to higher production.
     Other miscellaneous expense for third quarter 2009 increased approximately $1.1 million to $1.2 million from $0.1 million for third quarter 2008 due primarily to third party gas purchases of $0.6 million made to satisfy our pipeline transportation commitments, the sales of which are included in other miscellaneous income.
     Net interest expense for third quarter 2009 increased approximately $2.5 million to $19.6 million from $17.1 million for third quarter 2008 due primarily to interest expense of $9.4 million on our 11 3/4% senior notes due 2016, partially offset by an increase in capitalized interest of $3.9 million and decreased interest expense on our credit facility of $3.2 million as a result of lower interest rates and reduced borrowings.
     Provision for income taxes for third quarter 2009 reflected an effective tax rate of 41.1% as compared to 35.7% for third quarter 2008. To the extent that the tax deduction we take on vested restricted stock awards is less than our cumulative stock compensation expense, we must expense the shortfall as we did for third quarter 2009.  This expensing and other provision adjustments increased third quarter 2009 tax expense by $0.4 million compared to third quarter 2008.  Without the impact of the shortfall, the effective tax rate for third quarter 2009 would have been 35.5%.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     The following table sets forth summary information with respect to our oil and gas operations. Certain prior year amounts have been reclassified to conform to current year presentation:

	Nine Months Ended
	September 30,		Increase	%
Summary Operating Information:	2009	2008	(Decrease)	Change
	(In thousands, except net production, average sales prices and %
	change)
Net Production:
Natural gas (MMcf)	69,979	63,672	6,307	10%
Oil (MBbls)	3,255	3,905	(650)	(17)%
Natural gas liquids (MBbls)	1,032	1,290	(258)	(20)%
Total natural gas equivalent (MMcfe)	95,696	94,840	856	1%
Average daily production (MMcfe/d)	351	346	5	1%
Hedging Activities:
Natural gas revenue gain (loss)	$149,685	$(39,177)	$188,862	482%
Oil revenue gain (loss)	40,210	(84,352)	124,562	148%

Total hedging revenue gain (loss)	$189,895	$(123,529)	$313,424	254%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$6.08	$9.78	$(3.70)	(38)%
Natural gas (per Mcf) unhedged	3.94	10.40	(6.46)	(62)%
Oil (per Bbl) realized(1)	67.83	91.21	(23.38)	(26)%
Oil (per Bbl) unhedged	55.48	112.81	(57.33)	(51)%
Natural gas liquids (per Bbl) realized(1)	29.46	60.91	(31.45)	(52)%
Natural gas liquids (per Bbl) unhedged	29.46	60.91	(31.45)	(52)%
Total natural gas equivalent ($/Mcfe) realized(1)	7.07	11.15	(4.08)	(37)%
Total natural gas equivalent ($/Mcfe) unhedged	5.09	12.45	(7.36)	(59)%
Summary of Financial Information:
Natural gas revenue	$425,747	$622,705	$(196,958)	(32)%
Oil revenue	220,787	356,157	(135,370)	(38)%
Natural gas liquids revenue	30,398	78,579	(48,181)	(61)%
Other revenues	25,720	5,798	19,922	344%
Lease operating expense	165,816	167,341	(1,525)	(1)%
Severance and ad valorem taxes	11,668	14,686	(3,018)	(21)%
Transportation expense	13,627	11,288	2,339	21%
General and administrative expense	57,455	36,280	21,175	58%
Depreciation, depletion and amortization	301,305	375,170	(73,865)	(20)%
Full-cost ceiling test impairment	704,731	—	704,731	N/A
Other miscellaneous expense	11,960	965	10,995	1139%
Net interest expense	50,633	52,665	(2,032)	(4)%

(Loss) Income before taxes	(614,543)	404,844	(1,019,387)	(252)%
(Benefit) Provision for income taxes	(211,860)	144,449	(356,309)	(247)%

Net (Loss) Income	(402,683)	260,395	(663,078)	(255)%
Less: Net income attributable to noncontrolling interest	—	(188)	188	(100)%

Net (Loss) Income attributable to Mariner Energy, Inc.	$(402,683)	$260,207	$(662,890)	(255)%

Average Unit Costs per Mcfe:
Lease operating expense	$1.73	$1.76	$(0.03)	(2)%
Severance and ad valorem taxes	0.12	0.15	(0.03)	(20)%
Transportation expense	0.14	0.12	0.02	17%
General and administrative expense	0.60	0.38	0.22	58%
Depreciation, depletion and amortization	3.15	3.96	(0.81)	(20)%

(1)	Average sales prices include the effects of hedging
     Net (Loss) Income attributable to Mariner Energy, Inc. for the first nine months of 2009 was $(402.7) million compared to $260.2 million for the comparable period in 2008. The decrease was attributable to a $704.7 million impairment resulting from our full-cost ceiling test in first quarter 2009, a decrease in revenues of $360.1 million, and an increase in general and administrative expense of $21.2 million, partially offset by a decrease in depreciation, depletion and amortization of $73.9 million and a decrease in tax provision of $356.3 million. Basic and diluted earnings per share for the first nine months of 2009 were $(4.29) for each measure compared to basic and diluted earnings per share of $2.98 and $2.95, respectively for the first nine months of 2008.

     Net Production for the first nine months of 2009 was approximately 95.7 Bcfe, up 1% from 94.8 Bcfe from the first nine months of 2008. Natural gas production for the first nine months of 2009 comprised approximately 73% of total production compared to approximately 67% for the first nine months of 2008.
     Natural gas production for the first nine months of 2009 increased 10% to approximately 256 MMcf per day, compared to approximately 232 MMcf per day the first nine months of 2008. Oil production for the first nine months of 2009 decreased 17% to approximately 11,922 barrels per day, compared to approximately 14,252 barrels per day for the first nine months of 2008. Natural gas liquids production for the first nine months of 2009 decreased 20% to approximately 3,778 barrels per day, as compared to approximately 4,706 barrels per day for the first nine months of 2008.
     Period over period changes in our production were primarily attributable to the following:
•	Decreased production of 9.7 Bcfe, or 18%, from our Gulf of Mexico shelf properties as a result of normal depletion declines and production interruptions due to repairs on certain fields totaling 18.6 Bcfe, partially offset by increased production of 8.9 Bcfe at certain of our properties including High Island 116 (2.8 Bcfe) and South Marsh Island 76 (2.0 Bcfe) and gas balancing adjustments.

•	Increased production of 8.1 Bcfe, or 26%, from our Gulf of Mexico deepwater properties primarily due to Bass Lite located in Atwater Valley 426 (8.9 Bcfe) and Geauxpher located in Garden Banks 462 (8.3 Bcfe), partially offset by decreases from Pluto located in Mississippi Canyon 674 (3.6 Bcfe) and Northwest Nansen located in East Breaks 602 (3.6 Bcfe).

•	Increased production of 2.5 Bcfe, or 23%, from our onshore properties primarily as a result of our drilling and development of existing acreage in the Permian Basin.
     Natural gas, oil and NGL revenues for the first nine months of 2009 decreased 36% to $676.9 million compared to $1,057.4 million for the first nine months of 2008 as a result of decreased pricing (approximately $390.0 million, net of the effect of hedging) which was partially offset by increased production (approximately $9.5 million).
     During the first nine months of 2009, our revenues reflected a net recognized hedging gain of $189.9 million comprised of $173.6 million in favorable cash settlements on our hedges, a $17.1 million reclassification on our liquidated swaps and an unrealized loss of $0.8 million related to the ineffective portion of open contracts that are not eligible for deferral under accounting for derivatives and hedging under GAAP, due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging loss of $123.5 million for the first nine months of 2008, comprised of $121.9 million in unfavorable cash settlements and an unrealized loss of $1.6 million related to the ineffective portion not eligible for deferral under GAAP.
     Our natural gas and oil average sales prices, and the effects of hedging activities on those prices, were as follows:

			Hedging
	Realized	Unhedged	(Loss) Gain	% Change
Nine Months Ended September 30, 2009:
Natural gas (per Mcf)	$6.08	$3.94	$2.14	54%
Oil (per Bbl)	67.83	55.48	12.35	22%

Nine Months Ended September 30, 2008:
Natural gas (per Mcf)	$9.78	$10.40	$(0.62)	(6)%
Oil (per Bbl)	91.21	112.81	(21.60)	(19)%
     Other revenues for the first nine months of 2009 increased approximately $19.9 million to $25.7 million from $5.8 million for the first nine months of 2008 primarily as a result of a $16.6 million arbitration award related to a consummated acquisition and $7.0 million in third party gas sales on commodities purchased to satisfy our pipeline transportation commitments (discussed in other miscellaneous expense), partially offset by imputed rent income of $3.5 million in 2008 from the lease of office property acquired in January 2008.

     Lease operating expense (“LOE”) for the first nine months of 2009 decreased approximately $1.5 million to $165.8 million from $167.3 million for the first nine months of 2008, primarily attributable to a $14.4 million OIL withdrawal premium contingency recognized in the first nine months of 2008 while no such contingency existed for recognition in the first nine months of 2009 coupled with lower service costs. These decreases were partially offset by increased costs of $12.5 million attributable to processing fees primarily related to Atwater 426 (Bass Lite) and Garden Banks 462 (Geauxpher) not included in first nine months of 2008 due to production on those fields commencing subsequent to that period, $9.1 million of repairs on certain properties including $3.3 million in pipeline repairs on Mississippi Canyon 674 (Pluto) and $12.2 million for repairs related to Hurricane Ike.
     Severance and ad valorem tax for the first nine months of 2009 decreased approximately $3.0 million to $11.7 million from $14.7 million for the first nine months of 2008 due to lower production taxes of $5.3 million, partially offset by increased ad valorem taxes of $2.3 million.
     Transportation expense for the first nine months of 2009 increased approximately $2.3 million to $13.6 million from $11.3 million for the first nine months of 2008 due primarily to increased expense at Bass Lite located in Atwater 426.
     General and administrative expense for the first nine months of 2009 increased approximately $21.2 million to $57.5 million from $36.3 million for the first nine months of 2008 primarily due to increases of $8.0 million in share-based compensation expense; $6.0 million in overhead related to field operations; $5.6 million in salaries, wages and professional fees mainly due to increased headcount and non-recurring projects; and $1.0 million in rent for our corporate headquarters expansion.
     Depreciation, depletion, and amortization expense for the first nine months of 2009 decreased approximately $73.9 million to $301.3 million ($3.15 per Mcfe) from $375.2 million ($3.96 per Mcfe) for the first nine months of 2008. This decrease primarily resulted from the effects of ceiling test impairments at December 31, 2008 and March 31, 2009 of $525.6 million and $704.6 million, respectively, that substantially lowered the basis of our oil and gas properties. The change in the depletion rate resulted in a $87.1 million decrease in expense, partially offset by a $3.2 million increase due to higher production for the first nine months of 2009 as compared to the first nine months of 2008.
     Full-cost ceiling test impairment of $704.7 million was recognized for the first quarter of 2009 as a result of the net capitalized cost of our proved oil and gas properties exceeding our ceiling limit. See Note 5 “Oil and Gas Properties” in Item 1 of Part I of this Quarterly Report on Form 10-Q for more detail on this impairment.
     Other miscellaneous expense for the first nine months of 2009 increased approximately $11.0 million to $12.0 million from $1.0 million for the first nine months of 2008 due primarily to increased bad debt of approximately $2.9 million and third party gas purchases of $6.4 million made to satisfy our pipeline transportation commitments, the sales of which are included in other miscellaneous income.
     Net interest expense for the first nine months of 2009 decreased approximately $2.1 million to $50.6 million from $52.7 million for the first nine months of 2008 due primarily to increased capitalized interest of $8.2 million and decreased interest expense of $4.8 million on our credit facility as a result of lower interest rates and reduced borrowings in 2009 as compared to 2008, partially offset by interest expense of $11.5 million on our 11 3/4% senior notes due 2016.
     Provision for income taxes for the first nine months of 2009 reflected an effective tax rate of 34.5% as compared to 35.7% for the first nine months of 2008. To the extent that the tax deduction we take on vested restricted stock awards is less than our cumulative stock compensation expense, we must expense the shortfall as we did for the first nine months of 2009.  This expensing and other provision adjustments increased tax expense for the first nine months of 2009 by $7.6 million compared to the first nine months of 2008.  Due to our net loss for the first nine months of 2009, this increase in tax expense reduced our effective tax rate. Without the impact of the shortfall, the effective tax rate for the first nine months of 2009 would have been 35.7%.

Liquidity and Capital Resources
     Net cash provided by operating activities decreased by $323.7 million to $538.1 million from $861.8 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was due primarily to lower revenue resulting from a decrease in realized prices of $390.0 million partially offset by an increase in production of $9.5 million. The decrease was partially offset by $52.6 million received as a result of the liquidation of certain oil hedges and a $16.6 million arbitration award.
     As of September 30, 2009, we had a working capital deficit of $172.3 million, primarily due to non-cash current derivative liability, abandonment liability and deferred tax liability. In addition, working capital was negatively impacted by accrued capital expenditures. We expect to fund this deficit with cash flow from operating activities and borrowings under our bank credit facility, as needed.
     Net cash flows used in investing activities decreased by $525.7 million to $471.1 million from $996.8 million for the nine months ended September 30, 2009 and 2008, respectively, primarily due to decreased capital expenditures attributable to reduced activity in our drilling programs. Additionally, the nine months ended September 30, 2008 were impacted by the acquisition of MGOM, including approximately $15.0 million of mid-stream assets reflected in other property, and an investment of approximately $27.4 million in office property.
     Net cash flows used in financing activities increased by $191.7 million to $64.2 million for the nine months ended September 30, 2009 as compared to net cash flows provided by financing activities of $127.5 million for the comparable period in 2008. This increase was due primarily to $636.0 million net increased repayments under our bank credit facility, including the effect of borrowing $223.5 million in January 2008 to finance the purchase of MGOM. The increase was offset by $446.2 million of proceeds (before deducting estimated offering expenses but after deducting underwriters’ discounts and commissions) from debt and securities offerings in June 2009.
     Capital Expenditures — The following table presents major components of our capital expenditures during the nine months ended September 30, 2009.

	In thousands	Percentage
Capital Expenditures:
Offshore natural gas and oil development	$232,074	51%
Natural gas and oil exploration	139,465	31%
Onshore natural gas and oil development	36,701	8%
Other items (primarily capitalized overhead)	27,138	6%
Acquisitions (property and leasehold)	15,925	4%

Total capital expenditures	$451,303	100%

     The above table reflects decreased non-cash capital accruals of $67.1 million that are a component of working capital changes in the statement of cash flows.
     Bank Credit Facility — We have a secured revolving line of credit with a syndicate of banks that matures January 31, 2012. The credit facility is subject to a borrowing base which is redetermined periodically. The outstanding principal balance of loans under the credit facility may not exceed the borrowing base. The most recent borrowing base redetermination concluded in September 2009 when the lenders notified us that they affirmed the existing $800.0 million borrowing base, its amount since June 2009, and that the next borrowing base redetermination is scheduled for February 2010.
     On June 10, 2009, we used aggregate proceeds from concurrent offerings of our 11 3/4% senior notes due 2016 and common stock, before deducting estimated offering expenses but after deducting underwriters’ discounts and commissions, of approximately $446.2 million to repay debt under our bank credit facility. These offerings are discussed further below.
     As of September 30, 2009, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $800.0 million.

     As of September 30, 2009, there were $65.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of our offshore fields. As of September 30, 2009, after accounting for the $4.7 million of letters of credit, we had $730.3 million available to borrow under the credit facility.
     During the nine months ended September 30, 2009, the commitment fee on unused capacity was 0.250% to 0.375% per annum through March 23, 2009 and 0.5% per annum thereafter. Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. At September 30, 2009, when borrowings at both LIBOR and prime-based rates were outstanding, the blended interest rate was 3.03% on all amounts borrowed.
     Payment and performance of our obligations under the credit facility (including any obligations under commodity and interest rate hedges entered into with facility lenders) are secured by liens upon substantially all of our assets, except those of our Canadian subsidiary, and guaranteed by our subsidiaries, other than MERI, which is a co-borrower, and our Canadian subsidiary. We also are subject to various restrictive covenants and other usual and customary terms and conditions, including limits on additional debt, cash dividends and other restricted payments, liens, investments, asset dispositions, mergers and speculative hedging. Financial covenants under the credit facility require us to, among other things:
•	maintain a ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities of not less than 1.0 to 1.0; and

•	maintain a ratio of total debt to EBITDA (as defined in the credit agreement) of not more than 2.5 to 1.0.
     We were in compliance with the financial covenants under the bank credit facility as of September 30, 2009. At September 30, 2009, the ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities was 3.22 to 1.0 and the ratio of total debt to EBITDA was 1.57 to 1.0. Our breach of these covenants would be an event of default, after which the lenders could terminate their lending obligations and accelerate maturity of any outstanding indebtedness under the credit facility which then would become due and payable in full. An unrescinded acceleration of maturity under the bank credit facility would constitute an event of default under our senior notes described below, which could trigger acceleration of maturity of the indebtedness evidenced by the senior notes.
     Senior Notes — On June 10, 2009, we sold and issued $300.0 million aggregate principal amount of our 11 3/4% senior notes due 2016 (the “11 3/4% Notes”). In 2007, we sold and issued $300.0 million aggregate principal amount of our 8% senior notes due 2017 (the “8% Notes”). In 2006, we sold and issued $300.0 million aggregate principal amount of our 7 1/2% senior notes due 2013 (the “7 1/2% Notes” and together with the 11 3/4% Notes and the 8% Notes, the “Notes”). The Notes are senior unsecured obligations of the Company. The 11 3/4% Notes mature on June 30, 2016 with interest payable on June 30 and December 30 of each year beginning December 30, 2009. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. We and our restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. We were in compliance with the financial covenants under the Notes as of September 30, 2009.
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
     We and our restricted subsidiaries are subject to certain negative covenants under the Indenture governing the 11 3/4% Notes which are consistent with the negative covenants under each of the indentures governing the 7 1/2% Notes and 8% Notes. The Indenture limits the ability of us and each of our restricted subsidiaries to, among other things:
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
     2009 Capital Expenditures. In the second half of 2008 and first nine months of 2009, a world-wide economic recession and oversupply of natural gas in North America led to an unprecedented decline in oil and gas prices. However, the inflated cost of oil field services resulting from sustained historically high commodity prices did not decrease in line with the decline in commodity prices. The prospect of continued low commodity prices and persistent high service costs has constrained the industry’s capital reinvestment and undermined rates of return in new projects, particularly those in areas characterized by high costs or long reserve lives. In order to manage our capital program within expected cash flows, we initially reduced our 2009 capital budget by more than 50% from 2008 and scaled back our infill drilling and development activities in the Permian Basin. Refer to “Item 1. Business—Impact of Worldwide Financial Crisis and Lower Commodity Prices on Capital Program” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for an outline of our planned 2009 activities in the Permian Basin and Gulf of Mexico. Service costs have started to decline and reached a level that together with existing crude oil prices we anticipate will allow us to achieve more acceptable rates of return, particularly in areas such as the Permian Basin where we now anticipate modestly more 2009 drilling activity than we had budgeted earlier this year.
     We have increased our anticipated base operating capital expenditures for 2009 to approximately $580.0 million (excluding hurricane-related expenditures and acquisitions). Approximately 58% of the base operating capital program is planned to be allocated to development activities, 36% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we expect to incur additional hurricane-related costs of $50.0 million during 2009 related to Hurricane Ike that we believe are covered under applicable insurance. Complete recovery or settlement is expected to occur during the next 12 months.
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
Off-Balance Sheet Arrangements
     Letters of Credit — Our bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of September 30, 2009, four such letters of credit totaling $4.7 million were outstanding.
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
     We have determined that the fair value methodology described above for our swaps is consistent with observable market inputs and have categorized our swaps as Level 2 in accordance with accounting for fair value measurements and disclosures under GAAP.
     During the nine months ended September 30, 2009, we recorded a net liability for the decrease in the fair value of our derivative financial instruments of $144.7 million, principally due to the decrease in natural gas and oil commodity prices below our swap prices. The decrease was comprised of a decrease in accumulated other comprehensive income of approximately $189.8 million, net of income taxes of $62.4 million, approximately $173.6 million of favorable cash hedging settlements and a $17.1 million gain on liquidated swaps during the period reflected in natural gas and oil revenues and an unrealized, non-cash loss due to hedging ineffectiveness under GAAP of $0.8 million reflected in natural gas revenues.
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
Legal Proceedings
     MMS Proceedings — Mariner and its subsidiary, Mariner Energy Resources, Inc. (“MERI”), own numerous properties in the Gulf of Mexico. Certain of such properties were leased from the Minerals Management Service of the United States Department of the Interior (“MMS”) subject to The Outer Continental Shelf Deep Water Royalty Relief Act (“RRA”), signed into law on November 28, 1995. Section 304 of the RRA relieves lessees of the obligation to pay royalties on certain leases until after a designated volume has been produced. Four of these leases held by Mariner and two held by MERI that are producing or have produced contain lease language (inserted by the MMS) that conditions royalty relief on commodity prices remaining below specified thresholds. Since 2000, commodity prices have exceeded some of the predetermined thresholds, except in 2002. In May 2006, September 2008 and August 2009, the MMS issued orders asserting that the price thresholds had been exceeded in calendar years 2000, 2001, and each of the years from 2003 through 2008, and, accordingly, that royalties were due under such leases on oil and gas produced in those years. The potential liability of MERI under its leases relates to production from the leases commencing July 1, 2005, the effective date of our acquisition of MERI. Mariner and MERI believe that the MMS did not have the statutory authority to include commodity price threshold language in the leases governed by Section 304 of the RRA and accordingly have withheld payment of royalties. Mariner and MERI have challenged the MMS’s authority in pending administrative appeals for those leases for which the MMS has issued orders to pay.
     The enforceability of the price threshold provisions in leases granted pursuant to Section 304 of the RRA is being litigated in several administrative appeals filed by other companies in addition to us, as well as in Kerr-McGee Oil & Gas Corp. v. Allred, 554 F.3d 1082 (5th Cir. 2009). In the Kerr-McGee litigation, the district court in the Western District of Louisiana granted Kerr-McGee’s motion for summary judgment, ruling that the price threshold provisions are unlawful and unenforceable under Section 304 of the RRA. Kerr-McGee Oil & Gas Corp. v. Allred, No. 2:06 CV 0439 (W.D. La.) (Mem. Ruling filed Oct. 30, 2007). The Department of the Interior (“DOI”) appealed that judgment to the United States Court of Appeals for the Fifth Circuit. On January 12, 2009, the Fifth Circuit affirmed the district court’s judgment that the price provisions are unlawful based on Section 304 of the RRA. On April 14, 2009, the Fifth Circuit denied the DOI’s Petition for Rehearing En Banc. On July 13, 2009, the DOI filed a Petition for a Writ of Certiorari with the Supreme Court of the United States. On October 5, 2009, the U.S. Supreme Court denied the Petition for a Writ of Certiorari. Accordingly, the Fifth Circuit’s judgment that the price threshold provisions are unlawful and unenforceable under Section 304 of the RRA is final.
     Given the judicial history of the case, as of December 31, 2008, we ceased recording a liability for our estimated exposure to the MMS for royalties based solely on price threshold provisions in leases granted to us pursuant to Section 304 of the RRA (which, as of September 30, 2009, would have been approximately $73.8 million including interest) and began including in our estimated proved reserves those reserves attributable to these RRA Section 304 leases (approximately 18.1 Bcfe as of December 31, 2008). We intend to rely on the Kerr-McGee precedent as a defense in our pending administrative appeals and any other attempt by the MMS to collect royalties based solely on price threshold provisions in leases granted pursuant to Section 304 of the RRA.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the hierarchy of GAAP which establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company began using the new guidelines prescribed by the Codification when referring to GAAP in respect of the third quarter ending September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial position, cash flows or results of operations.

     In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The guidance is effective for periods beginning after June 15, 2009.  The adoption did not have a material impact on our financial position, cash flows or results of operations.
     In April 2009, the FASB amended existing authoritative guidance to provide guidelines for making fair value measurements more consistent with other authoritative guidance, enhance consistency in financial reporting by increasing the frequency of fair value disclosures and create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions for the period ending March 31, 2009. The adoption did not have a material impact on our financial position, cash flows or results of operations.
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
     We are currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the staff to align FASB authoritative guidance with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, we will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009.
     In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling (minority) owners. The guidance was effective for fiscal years beginning after December 15, 2008, and we adopted it beginning January 1, 2009. The adoption did not have a material impact on our financial position, cash flows or results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements.
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. The guidance is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for fiscal years beginning after November 15, 2007. We adopted the provisions for all recurring measures of financial assets and liabilities on January 1, 2008. In February 2008, the FASB amended the authoritative guidance, which granted a one-year deferral of the effective date as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and asset retirement obligations). Beginning January 1, 2009, we applied the provisions to non-financial assets and liabilities. The adoption did not have a material impact on our financial position, cash flows or results of operations.
     In March 2008, the FASB amended authoritative guidance, which requires enhanced disclosures about our derivative and hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the disclosure requirements beginning January 1, 2009. See Note 8 “Derivative Financial Instruments and Hedging Activities” in Item 1 of Part I of this Quarterly Report for additional disclosures. The adoption did not have a material impact on our financial position, cash flows or results of operations.
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
     On January 29, 2009, we liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to us of $10.0 million and installment payments of $13.5 million to be paid monthly to us through 2009. On April 16, 2009, we received a $10.5 million cash settlement on the hedges that were settled in monthly installments at January 29, 2009. Since the forecasted sales of crude oil volumes are still expected to occur, the accumulated gains through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income, and will not be reclassified into earnings until the physical transactions occur. Any gain or loss realized on these derivative contracts in conjuction with installment payments received will be recognized in current period income.
     Derivative gains and losses are recorded by commodity type in oil and natural gas revenues in the Condensed Consolidated Statements of Operations. The effects on our oil and gas revenues from our hedging activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Cash Gain (Loss) on Settlements (1)	$52,644	$(46,968)	$173,648	$(121,882)
Reclassification of liquidated swaps (2)	3,859	—	17,059	—
Gain (Loss) on Hedge Ineffectiveness (3)	(809)	4,827	(812)	(1,647)

Total	$55,694	$(42,141)	$189,895	$(123,529)

(1)	Designated as cash flow hedges pursuant to accounting for derivatives and hedging under GAAP.

(2)	Natural gas and crude oil fixed price swaps liquidated in first and third quarters of 2009 that do not qualify for hedge accounting. These amounts include net losses of $1.8 million and $1.5 million for the three-month and nine-months periods ended September 30, 2009, respectively

(3)	Unrealized loss recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of September 30, 2009, we had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset (Liability) (1)
			(In thousands)
Natural Gas (MMbtus)
October 1—December 31, 2009	783,380	$4.22	$410
January 1—December 31, 2010	12,775,000	$5.84	(4,405)
January 1—December 31, 2011	13,650,000	$6.45	(5,080)
January 1—December 31, 2012	6,588,000	$6.62	(2,262)
January 1—December 31, 2013	5,840,000	$6.76	(1,384)
Crude Oil (Bbls)
October 1—December 31, 2009	228,160	$76.33	1,183
January 1—December 31, 2010	1,934,500	$67.48	(12,589)
January 1—December 31, 2011	978,100	$73.24	(3,369)
January 1—December 31, 2012	494,100	$80.77	668
January 1—December 31, 2013	408,800	$82.81	595

Total			$(26,233)

(1)	Table excludes $3.4 million included in Derivative financial instruments on the balance sheet relating to the liquidation of 783,380 MMBtu to be paid in monthly installments through December 31, 2009.
     We have reviewed the financial strength of our counterparties and believe the credit risk associated with these swaps to be minimal. Hedges with counterparties that are lenders under our bank credit facility are secured under the bank credit facility.
     As of September 30, 2009, we expect to realize within the next 12 months approximately $38.1 million in net gains resulting from liquidated fixed price swaps and $9.3 million in net losses resulting from hedging activities, of which $28.4 million is currently recorded in accumulated other comprehensive income. The net hedging gain is expected to be realized as a decrease of $4.2 million to oil revenues and an increase of $33.0 million to natural gas revenues.
     As of November 3, 2009, we have not entered into any hedge transactions subsequent to September 30, 2009:
     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on January 31, 2012, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. As of September 30, 2009, the interest rate on our outstanding bank debt was 3.03%. If the balance of our bank debt at September 30, 2009 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $49,000 per quarter.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of September 30, 2009 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting
     There were no changes that occurred during the quarter ended September 30, 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Various statements in this Quarterly Report on Form 10-Q (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “may,” “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and elsewhere in this Quarterly Report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the volatility of oil and natural gas prices;

•	discovery, estimation, development and replacement of oil and natural gas reserves;

•	cash flow, liquidity and financial position;

•	business strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	risks arising out of our hedging transactions;

•	marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural events and natural disasters such as loop currents, hurricanes, fires, floods and other natural events, catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	environmental liabilities;

•	developments in oil-producing and natural gas-producing countries;

•	uninsured or underinsured losses in our oil and natural gas operations;

•	risks related to our level of indebtedness; and

•	risks related to significant acquisitions or other strategic transactions, such as failure to realize expected benefits or objectives for future operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
July 1, 2009 to July 31, 2009 (1)	9,626	$11.75	—	—
August 1, 2009 to August 31, 2009 (1)	2,250	$12.34	—	—
September 1, 2009 to September 30, 2009 (1)	16,375	$13.70	—	—

Total	28,251	$12.93	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 6. Exhibits

Number	Description

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

4.2*
First Supplemental Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on June 16, 2009).

4.3*
Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.4*
Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.5*
Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

Number	Description

4.6*
Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.7*
Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.8*
Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.9*
Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.10*
Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.11*
Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.12*
Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.13*
Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

4.14*
Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).

4.15*
Amendment No. 8 and Consent, dated as of March 24, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 27, 2009).

4.16*
Amendment No. 9, dated as of June 2, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 2, 2009).

Number	Description

4.17*
Amendment No. 10, dated as of August 25, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2009).

10.1*
Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc. (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on June 9, 2009).

10.2*
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

10.3*
Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.4*
Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.5*	Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan, effective as of May 11, 2009 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on May 12, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2009.

Mariner Energy, Inc.
By:	/s/ Scott D. Josey
Scott D. Josey,
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Jesus G. Melendrez
Jesus G. Melendrez,
Senior Vice President, Chief Commercial Officer, Acting Chief Financial Officer and Treasurer

Exhibit Index

Number	Description

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

4.2*
First Supplemental Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on June 16, 2009).

4.3*
Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.4*
Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.5*
Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

Number	Description

4.6*
Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.7*
Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.8*
Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.9*
Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.10*
Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.11*
Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.12*
Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.13*
Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

4.14*
Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).

4.15*
Amendment No. 8 and Consent, dated as of March 24, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 27, 2009).

4.16*
Amendment No. 9, dated as of June 2, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 2, 2009).

Number	Description

4.17*
Amendment No. 10, dated as of August 25, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2009).

10.1*
Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc. (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on June 9, 2009).

10.2*
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

10.3*
Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.4*
Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.5*	Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan, effective as of May 11, 2009 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on May 12, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.