Form 10-Q
period 2010-03-31
MARINER ENERGY INC
filed 2010-05-10
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2010, there were 103,211,735 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Unaudited Condensed Consolidated Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,821	$8,919
Receivables, net of allowances of $1,781 and $3,408 as of March 31, 2010 and December 31, 2009, respectively	150,830	148,725
Insurance receivables	9,781	8,452
Derivative financial instruments	40,011	2,239
Intangible assets	19,571	22,615
Prepaid expenses and other	35,810	11,667
Deferred income tax	—	9,704

Total current assets	266,824	212,321
Property and Equipment:
Proved oil and gas properties, full cost method	5,218,933	5,117,273
Unproved properties, not subject to amortization	337,693	292,237

Total oil and gas properties	5,556,626	5,409,510
Other property and equipment	55,976	55,695
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(2,975,205)	(2,884,411)
Other property and equipment	(8,948)	(8,235)

Total accumulated depreciation, depletion and amortization	(2,984,153)	(2,892,646)

Total property and equipment, net	2,628,449	2,572,559
Derivative Financial Instruments	13,080	902
Deferred Income Tax	—	12,491
Other Assets, net of amortization	93,884	68,932

TOTAL ASSETS	$3,002,237	$2,867,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,355	$3,579
Accrued liabilities	158,882	137,206
Accrued capital costs	143,845	140,941
Deferred income tax	5,254	—
Abandonment liability	81,743	54,915
Accrued interest	28,992	8,262
Derivative financial instruments	25,351	27,708

Total current liabilities	451,422	372,611
Long-Term Liabilities:
Abandonment liability	340,687	362,972
Deferred income tax	4,998	—
Derivative financial instruments	5,401	15,017
Long-term debt	1,222,204	1,194,850
Other long-term liabilities	36,280	38,800

Total long-term liabilities	1,609,570	1,611,639

Commitments and Contingencies (see Note 8)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 103,122,652 shares issued and outstanding at March 31, 2010; 180,000,000 shares authorized, 101,806,825 shares issued and outstanding at December 31, 2009	10	10
Additional paid-in capital	1,262,245	1,257,526
Accumulated other comprehensive income (loss)	12,353	(25,955)
Accumulated deficit	(333,363)	(348,626)

Total stockholders’ equity	941,245	882,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,002,237	$2,867,205

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Natural gas	$117,512	$153,338
Oil	95,639	60,925
Natural gas liquids	27,660	6,469
Other revenues	2,302	22,604

Total revenues	243,113	243,336

Costs and Expenses:
Lease operating expense	52,943	53,399
Severance and ad valorem taxes	6,919	3,532
Transportation expense	5,689	4,584
General and administrative expense	27,580	17,411
Depreciation, depletion and amortization	100,503	94,805
Full cost ceiling test impairment	—	704,731
Other miscellaneous expense	2,689	8,009

Total costs and expenses	196,323	886,471

OPERATING INCOME (LOSS)	46,790	(643,135)

Other Income (Expense):
Interest income	135	85
Interest expense, net of amounts capitalized	(20,463)	(14,402)

Income (Loss) Before Taxes	26,462	(657,452)
(Provision) Benefit for Income Taxes	(11,199)	233,334

NET INCOME (LOSS)	$15,263	$(424,118)

Net Income (Loss) per share:
Basic	$0.15	$(4.77)
Diluted	$0.15	$(4.77)
Weighted average shares outstanding:
Basic	100,991,254	88,864,648
Diluted	101,885,493	88,864,648
The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
For the three months ended March 31, 2010 and 2009

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common	Stock	Paid-In-	Income/	Accumulated	Stockholders’
	Stock	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2009	101,807	$10	$1,257,526	$(25,955)	$(348,626)	$882,955

Common shares issued — restricted stock	1,458	—	—	—	—	—
Treasury stock bought and cancelled on same day	(144)	—	(2,190)	—	—	(2,190)
Forfeiture of restricted stock	—	—	—	—	—	—
Share-based compensation	—	—	6,891	—	—	6,891
Stock options exercised	2	—	18	—	—	18
Comprehensive income:
Net income	—	—	—	—	15,263	15,263
Change in fair value of derivative hedging instruments — net of income taxes of $21,083	—	—	—	37,809	—	37,809
Hedge settlements reclassified to income — net of income taxes of $206	—	—	—	367	—	367
Foreign currency translation adjustment	—	—	—	132	—	132

Total comprehensive income	—	—	—	38,308	15,263	53,571

Balance at March 31, 2010	103,123	$10	$1,262,245	$12,353	$(333,363)	$941,245

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common	Stock	Paid-In-	Income/	Accumulated	Stockholders’
	Stock	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2008	88,846	$9	$1,071,347	$78,181	$(29,217)	$1,120,320

Common shares issued — restricted stock	1,213	—	—	—	—	—
Treasury stock bought and cancelled on same day	(52)	—	(448)	—	—	(448)
Forfeiture of restricted stock		—	—	—	—	—
Share-based compensation	—	—	6,778	—	—	6,778
Stock options exercised		—	—	—	—	—
Comprehensive income (loss):
Net (loss)	—	—	—	—	(424,118)	(424,118)
Change in fair value of derivative hedging instruments — net of income taxes of $(10,398)	—	—	—	(19,496)	—	(19,496)
Hedge settlements reclassified to income — net of income taxes of $22,885	—	—	—	40,916	—	40,916

Total comprehensive income (loss)	—	—	—	21,420	(424,118)	(402,698)

Balance at March 31, 2009	90,007	$9	$1,077,677	$99,601	$(453,335)	$723,952

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months
	Ended March 31,
	2010	2009
Operating Activities:
Net income (loss)	$15,263	$(424,118)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	11,199	(233,334)
Depreciation, depletion and amortization	100,503	94,805
Ineffectiveness of derivative instruments	(2,458)	179
Full cost ceiling test impairment	—	704,731
Share-based compensation	5,891	6,778
Derivative financial instruments	—	(3,591)
Other	1,486	(2,450)
Changes in operating assets and liabilities:
Receivables	(4,622)	12,784
Insurance receivables	(1,329)	(4,674)
Cash from liquidation of hedges	—	10,024
Prepaid expenses and other	(50,655)	(14,005)
Intangible assets	(1,456)	548
Accounts payable and accrued liabilities	39,300	(21,720)

Net cash provided by operating activities	113,122	125,957

Investing Activities:
Acquisitions and additions to oil and gas properties	(135,767)	(190,880)
Additions to other property and equipment	(281)	(524)

Net cash used in investing activities	(136,048)	(191,404)

Financing Activities:
Credit facility borrowings	180,000	140,000
Credit facility repayments	(153,000)	(70,000)
Repurchase of stock	(2,190)	(448)
Debt redetermination costs	—	(17)
Proceeds from exercise of stock options	18	—

Net cash provided by financing activities	24,828	69,535

Increase in Cash and Cash Equivalents	1,902	4,088
Cash and Cash Equivalents at Beginning of Period	8,919	3,251

Cash and Cash Equivalents at End of Period	$10,821	$7,339

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,821	$6,836
The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Summary of Significant Accounting Policies
     Operations — Mariner Energy, Inc. (“Mariner” or “the Company”) is an independent oil and gas exploration, development and production company with principal operations in the Permian Basin, Gulf Coast and in the Gulf of Mexico, both shelf and deepwater. Unless otherwise indicated, references to “Mariner”, “the Company”, “we”, “our”, “ours” and “us” refer to Mariner Energy, Inc. and its subsidiaries collectively.
     Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements included herein should be read in conjunction with the Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Principles of Consolidation — Mariner’s condensed consolidated financial statements as of and for the period ended March 31, 2010 and consolidated financial statements as of and for the period ended December 31, 2009 include its accounts and the accounts of its subsidiaries. All inter-company balances and transactions have been eliminated.
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
     The Company had no uncertain tax positions during the three months ended March 31, 2010 or for the year ended December 31, 2009.
     Recent Accounting Pronouncements — In February 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires additional information to be disclosed principally in respect of Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Early adoption is allowed. The Company adopted the standard effective January 1, 2010. The adoption did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.
2. Acquisitions and Dispositions
     Onshore Acquisition — On December 31, 2009, Mariner acquired the reorganized subsidiaries and operations of Edge Petroleum Corporation (“Edge”). The assets acquired consist primarily of (i) estimated proved reserves, (ii) undeveloped oil and gas property, primarily in Texas and New Mexico, (iii) exploration assets in the form of seismic data, and (iv) certain tax attributes of the acquired subsidiaries. The effective date of the acquisition was June 30, 2009 and the purchase price was $260.0 million, less adjustments which resulted in a net purchase price as of December 31, 2009 of approximately $213.6 million, subject to final adjustments. Mariner financed the net purchase price by borrowing under its secured revolving credit facility.
     Pro Forma Financial Information: The unaudited pro forma information set forth below gives effect to the acquisition of the reorganized Edge subsidiaries as if it had been consummated as of the beginning of the applicable period. The unaudited pro forma information has been derived from the historical Consolidated Financial Statements of the Company and of Edge. The unaudited pro forma information is for illustrative purposes only. The financial results may have been different had each of the acquired Edge subsidiaries been an independent company and had the companies always been combined. No reliance should be placed on the pro forma financial information as being indicative of the historical results that would have been achieved had the acquisition occurred in the past or the future financial results that the Company will achieve after the acquisition.

For the Three Months
Ended March 31, 2009
(In thousands, except
per share amounts)
Pro Forma:
Revenue	$267,821
Net loss available to common stockholders	$(499,538)
Basic loss per share	$(5.62)
Diluted loss per share	$(5.62)
3. Long-Term Debt
     As of March 31, 2010 and December 31, 2009, the Company’s long-term debt was as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Bank credit facility	$332,000	$305,000
7 1/2% Senior Notes, due April 15, 2013, net of discount	298,268	298,125
8% Senior Notes, due May 15, 2017	300,000	300,000
11 3/4% Senior Notes, due June 30, 2016, net of discount	291,936	291,725

Total long-term debt	$1,222,204	$1,194,850

     Bank Credit Facility — The Company has a secured revolving credit facility with a group of banks pursuant to an amended and restated credit agreement dated March 2, 2006, as further amended. The credit facility matures January 31, 2012 and is subject to a borrowing base which is redetermined periodically. The outstanding principal balance of loans under the credit facility may not exceed the borrowing base. The most recent borrowing base redetermination concluded in April 2010 when the credit facility was amended to:
•	Increase the borrowing base by $150.0 million to $950.0 million until the next redetermination under the credit agreement,
•	Reschedule the regular periodic borrowing base redeterminations to begin in February and August of each year,
•	Give the lenders an option to redetermine the borrowing base upon termination of hedge contracts with more than six months remaining in their original nominal term,

•	Increase the maximum permitted ratio of total debt to EBITDA (as defined in the credit agreement) to 3.5 to 1.0 from 2.5 to 1.0, and
•	Give Mariner optionality to issue before January 1, 2011 up to $400.0 million in additional unsecured debt with a non-default interest rate of up to 13% per annum (plus a maximum default rate of 3%) and a scheduled maturity date no earlier than March 2, 2015. Upon closing such a debt issuance, the borrowing base automatically would reduce by 25% of the aggregate principal amount of the debt issued until otherwise redetermined under the credit agreement.
     As of March 31, 2010, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $800.0 million. As of March 31, 2010, there were $332.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of the Company’s offshore fields. As of March 31, 2010, after accounting for the $4.7 million of letters of credit, the Company had $463.3 million available to borrow under the credit facility.
     Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at the Company’s option, plus a specified margin. At March 31, 2010, when borrowings at both LIBOR and prime-based rates were outstanding, the blended interest rate was 2.6% on all amounts borrowed. During the three months ended March 31, 2010, the commitment fee on unused capacity was 0.5% per annum. Commitment fees are included in “Accrued interest” in the Condensed Consolidated Balance Sheets in Item 1 of Part I of this Quarterly Report.
     The credit facility subjects the Company to various restrictive covenants and contains other usual and customary terms and conditions, including limits on additional debt, cash dividends and other restricted payments, liens, investments, asset dispositions, mergers and speculative hedging. As of March 31, 2010, financial covenants under the credit facility required the Company to, among other things:
•	maintain a ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities of not less than 1.0 to 1.0; and
•	maintain a ratio of total debt to EBITDA (as defined in the credit agreement) of not more than 2.5 to 1.0.
     The Company was in compliance with these covenants as of March 31, 2010 when the ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities was 2.04 to 1.0 and the ratio of total debt to EBITDA was 2.07 to 1.0.
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
     Senior Notes — In 2009, the Company sold and issued $300.0 million aggregate principal amount of its 11 3/4% senior notes due 2016 (the “11 3/4% Notes”). In 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% senior notes due 2017 (the “8% Notes”). In 2006, the Company sold and issued $300.0 million aggregate principal amount of its 7 1/2% senior notes due 2013 (the “7 1/2% Notes” and together with the 11 3/4% Notes and the 8% Notes, the “Notes”). The Notes are governed by indentures that are substantially identical for each series. The Notes are senior unsecured obligations of the Company. The 11 3/4% Notes mature on June 30, 2016 with interest payable on June 30 and December 30 of each year beginning December 30, 2009. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. The Company and its restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. The Company was in compliance with the financial covenants under the Notes as of March 31, 2010.
     Capitalized Interest — For the three-month periods ended March 31, 2010 and 2009, capitalized interest totaled $5.3 million and $2.2 million, respectively.

4. Oil and Gas Properties
     The Company’s oil and gas properties are accounted for using the full cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including eligible general and administrative costs (“G&A”). G&A costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs, coupled with the Company’s estimated asset retirement obligations recorded in accordance with accounting for asset retirement and environmental obligations under GAAP, are included in the amortization base and amortized to expense using the unit-of-production method. Amortization is calculated based on estimated proved oil and gas reserves. Proceeds from the sale or disposition of oil and gas properties are applied to reduce net capitalized costs unless the sale or disposition causes a significant change in the relationship between costs and the estimated value of proved reserves. For the three-month periods ended March 31, 2010 and 2009, capitalized G&A totaled $6.6 million and $5.0 million, respectively.
     Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, the natural gas and oil prices used to calculate the full cost ceiling limitation for periods ending on or after December 31, 2009 are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Price is held constant over the life of the reserves. The Company uses derivative financial instruments that qualify for cash flow hedge accounting under GAAP to hedge against the volatility of oil and natural gas prices. In accordance with SEC guidelines, Mariner includes estimated future cash flows from its hedging program in the ceiling test calculation. If net capitalized costs related to proved properties exceed the ceiling limit, the excess is impaired and recorded in the Condensed Consolidated Statement of Operations.
     At March 31, 2010 the ceiling limit exceeded the net capitalized costs of the Company’s proved oil and gas properties and no impairment was recorded. At March 31, 2009, the net capitalized cost of proved oil and gas properties exceeded the ceiling limit and the Company recorded a non-cash ceiling test impairment of $704.7 million ($454.6 million, net of tax). The impairment would have been $808.0 million ($521.3 million, net of tax) if the Company had not used hedge adjusted prices for the volumes that were subject to hedges. The ceiling limit of its proved reserves was calculated based upon quoted market spot prices of $3.63 per Mcf for gas and $49.65 per barrel for oil, adjusted for market differentials for the three-month period ended March 31, 2009. The Company may be required to recognize non-cash impairment charges in future reporting periods if average 12-month market prices for oil and natural gas were to decline. At March 31, 2010, the Company had 89,777,790 MMbtus of natural gas and 5,336,130 Bbls of oil of future production hedged.
5. Accrual for Future Abandonment Liabilities
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

     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation:

(In thousands)
Abandonment liability as of January 1, 2010 (1)	$417,887
Liabilities incurred	—
Liabilities settled	(4,454)
Accretion expense	8,997
Revisions to previous estimates	—

Abandonment liability as of March 31, 2010 (2)	$422,430

(1)	Includes $54.9 million classified as a current liability at January 1, 2010.

(2)	Includes $81.7 million classified as a current liability at March 31, 2010.
6. Share-Based Compensation
     Applicable Plans — In May 2009, the Company’s stockholders approved the Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) in which the Company’s directors, employees and consultants are eligible to participate. Awards of up to an aggregate 12,500,000 shares of the Company’s common stock may be made under the Stock Incentive Plan in the form of incentive stock options, non-qualified stock options or restricted stock. Restricted common stock and non-qualified stock options are outstanding under the Stock Incentive Plan. Options to purchase the Company’s common stock granted to certain employees in connection with a March 2006 merger transaction also are outstanding but are not governed by the Stock Incentive Plan (“Rollover Options”).
     Plan Activity — The Company recorded total compensation expense related to restricted stock and stock options of $6.9 million and $6.8 million for the three-month periods ended March 31, 2010 and 2009, respectively. Unrecognized compensation expense at March 31, 2010 for the unvested portion of restricted stock granted under the Stock Incentive Plan was $59.0 million and for unvested options was $0.
     Share-based compensation, including restricted stock and options under each of the Company’s plans, for the periods reflected was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Share-based compensation included in:
General and administrative expense	$5,891	$5,924
Oil and natural gas properties under full cost method	1,000	854

Total share-based compensation	$6,891	$6,778

     Share-based compensation charged to earnings for the periods reflected was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Charged to earnings	$5,891	$5,924
Tax benefit	(2,117)	(2,103)

	$3,774	$3,821

     The following table presents a summary of stock option activity under the Stock Incentive Plan and under Rollover Options for the three months ended March 31, 2010:

		Weighted
		Average	Aggregate Intrinsic
		Exercise	Value (1)
	Shares	Price	(In thousands)
Outstanding at January 1, 2010	644,160	$13.88	$702
Granted	—	—	—
Exercised	(1,782)	11.59	(6)
Forfeited	(1,600)	14.00	(2)

Outstanding and exercisable at March 31, 2010	640,778	13.89	$694

(1)	Based upon the difference between the closing price per share of Mariner’s common stock on March 31, 2010 of $14.97 and the option exercise price of in-the-money options.
     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of March 31, 2010 and 2009, respectively, and changes during the three-month periods then ended is as follows:

	Restricted Shares under
	Stock Incentive Plan
	March 31,
	2010	2009
Total unvested shares at beginning of period: January 1	3,660,265	2,697,926
Shares granted (1)	1,458,044	1,212,654
Shares vested	(431,847)	(170,724)
Shares forfeited	—	—

Total unvested shares at end of period: March 31	4,686,462	3,739,856

Available for future grant as options or restricted stock	5,758,379	1,369,868

(1)	Includes 4,741 shares granted during the three months ended March 31, 2009 under the Stock Incentive Plan’s 2008 Long-Term Performance-Based Restricted Stock Program discussed below.
     The following table summarizes the status under the provisions for accounting for stock compensation under GAAP of the Company’s restricted stock, including long-term performance based restricted stock, at March 31, 2010 and the changes during the three months then ended:

				Weighted
			Aggregate	Average
	Equity	Weighted	Intrinsic	Remaining
	Instruments	Average	Value	Contractual
	(thousands)	Fair Value	($ thousands)	Life (Years)
Unvested at January 1, 2010	3,660,265	$21.51	$78,734
Granted	1,458,044	14.78	21,549
Vested	(431,847)	16.00	(6,907)
Forfeited	—	—	—

Unvested at March 31, 2010	4,686,462	19.92	$93,376	5.54

     Long-Term Performance-Based Restricted Stock Program — In June 2008, Mariner’s board of directors adopted a Long-Term Performance-Based Restricted Stock Program (the “Program”) under the Stock Incentive Plan. As of March 31, 2010, shares of restricted common stock subject to the Program were granted in 2008 and 2009. Vesting of these shares is contingent, begins upon satisfaction of specified thresholds of $38.00 and $46.00 for the market price per share of Mariner’s common stock, and continues in installments over five to seven years thereafter, assuming, in most instances, continued employment by Mariner. The fair value of restricted stock grants made under the Program is estimated using a Monte Carlo simulation. Stock-based compensation expense related to these restricted stock grants totaled $2.3 million for the three months ended March 31, 2010.

     Weighted average fair values and valuation assumptions used to value Program grants for the quarter ended March 31, 2010 are as follows:

Quarter Ended
March 31,
2010
Weighted average fair value of grants	$33.73
Expected volatility	42.29%
Risk-free interest rate	4.57%
Dividend yield	0.00%
Expected life	10 years
     Expected volatility is calculated based on the average historical stock price volatility of Mariner and a peer group as of March 31, 2010. The peer group consisted of the following seven independent oil and gas exploration and production companies: ATP Oil & Gas Corporation, Callon Petroleum Co., Energy Partners, Ltd., McMoRan Exploration Co., Plains Exploration & Production Company, Stone Energy Corporation and W&T Offshore, Inc. The risk-free interest rate is determined at the grant date and is based on 10-year, zero-coupon government bonds with maturity equal to the contractual term of the awards, converted to a continuously compounded rate. The expected life is based upon the contractual terms of the restricted stock grants under the Program.
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
     On January 29, 2009, the Company liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to Mariner of $10.0 million and installment payments of $13.5 million to be paid monthly to Mariner through 2009. Since, at the time of liquidation, the forecasted sales of crude oil volumes were still expected to occur, the accumulated losses through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income. These accumulated losses were reclassified to oil revenues throughout 2009 as the physical transactions occurred. Additionally, all changes in the value of these derivative contracts subsequent to January 29, 2009 were also reclassified monthly from accumulated other comprehensive income to current period oil revenues.

     Derivative gains and losses are recorded by commodity type in oil and gas revenues in the Condensed Consolidated Statements of Operations. The effects on the Company’s oil and gas revenues from its hedging activities were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash (Loss) Gain on Settlements (1)	$(1,885)	$57,457
Reclassification of Liquidated Swaps (2)	—	6,523
Gain (Loss) on Hedge Ineffectiveness (3)	2,458	(179)

Total	$573	$63,801

(1)	Designated as cash flow hedges pursuant to accounting for derivatives and hedging under GAAP.

(2)	Net gain realized in 2009 on liquidated crude oil fixed price swaps that do not qualify for hedge accounting.

(3)	Unrealized gain (loss) recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of March 31, 2010, the Company had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset/(Liability)
			(In thousands)
Natural Gas (MMbtus)
April 1 — December 31, 2010	32,209,145	$5.56	$42,026
January 1 — December 31, 2011	29,389,843	$5.79	13,340
January 1 — December 31, 2012	22,338,802	$6.11	6,705
January 1 — December 31, 2013	5,840,000	$6.76	3,744
Crude Oil (Bbls)
April 1 — December 31, 2010	2,454,866	$73.92	(26,461)
January 1 — December 31, 2011	1,978,364	$79.33	(12,842)
January 1 — December 31, 2012	494,100	$80.76	(2,665)
January 1 — December 31, 2013	408,800	$82.81	(1,508)

Total			$22,339

     The Company has reviewed the financial strength of its counterparties and believes the credit risk associated with these swaps to be minimal. Hedges with counterparties that are lenders under the Company’s bank credit facility are secured under the bank credit facility.
     For derivative instruments that are not designated as a hedge for accounting purposes, all realized and unrealized gains and losses are recognized in the consolidated statement of operations during the current period. This will result in non-cash gains or losses being reported in Mariner’s operating results.
     As of March 31, 2010, the Company expects to realize within the next 12 months a net gain of approximately $14.7 million resulting from hedging activities that are currently recorded in accumulated other comprehensive income. The net hedging gain is expected to be realized as a decrease of $31.7 million to oil revenues and an increase of $46.4 million to natural gas revenues.

Additional Disclosures about Derivative Instruments and Hedging Activities
     At March 31, 2010 and December 31, 2009, the Company had derivative financial instruments under GAAP recorded in its consolidated balance sheets as set forth below (in thousands):

	Fair Value of Derivative Contracts
	Asset Derivatives
	March 31, 2010		December 31, 2009
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value
Derivatives designated as cash flow hedging contracts
Fixed Price Swaps	Current Assets: Derivative financial instruments	$40,011	Current Assets: Derivative financial instruments	$2,239
	Long-Term Assets: Derivative Financial Instruments	13,080	Long-Term Assets: Derivative Financial Instruments	902

	Total:	$53,091	Total:	$3,141

	Fair Value of Derivative Contracts
	Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value
Derivatives designated as cash flow hedging contracts
Fixed Price Swaps	Current Liabilities: Derivative financial instruments	$25,351	Current Liabilities: Derivative financial instruments	$27,708
	Long-Term Liabilities: Derivative financial instruments	5,401	Long-Term Liabilities: Derivative financial instruments	15,017

	Total:	$30,752	Total:	$42,725

     For the three months ended March 31, 2010 and 2009, the effect on income (loss) of derivative financial instruments under GAAP was as follows (in thousands):

	Amount of		Location of	Amount of gain/(loss)
	gain/(loss)		gain/(loss)	reclassified from			Amount of (loss)
Derivatives	recognized in OCI		reclassified from	Accumulated OCI into			recognized in income
designated as cash	on derivative		Accumulated OCI	income (effective		Location of (loss)	on derivative
flow hedging	(effective portion)		into income	portion)		recognized in income	(ineffective portion)
contracts under	First Quarter		(effective	First Quarter		on derivative	First Quarter
GAAP	2010	2009	portion)	2010	2009	(ineffective portion)	2010	2009
Fixed Price Swaps	$22,339	$138,212	Revenues-Natural Gas	$3,509	$43,145	Revenues-Natural Gas	$2,458	$(179)
			Revenues-Crude Oil	(5,394)	14,312

			Total	$(1,885)	$57,457

		Amount of gain/(loss) recognized
	Location of gain/(loss)	in income on derivative
Derivatives not designated as cash flow hedging contracts	recognized in income on	First Quarter	First Quarter
under GAAP	derivative	2010	2009
Fixed Price Swaps	Revenues-Crude Oil	$—	$6,523

8. Commitments and Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum future lease obligations under the Company’s operating leases in effect at March 31, 2010 are as follows:

(In thousands)
2011	$2,261
2012	2,502
2013	2,173
2014	2,028
2015 and thereafter	7,931
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data and other geological information such as maps, logs and studies. The minimum annual payments under these contracts are $4.8 million in 2011.
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
     Each year, Mariner considers whether to purchase from the commercial market supplemental or excess insurance which in the past has provided coverage when OIL limits have been exceeded. The supplemental insurance coverage offered by the commercial market in 2009 would not have provided similar coverage and Mariner elected not to purchase it when it expired on June 1, 2009. Mariner believes its assets are sufficiently insured through OIL and Mariner’s expected ability to cover losses in excess of OIL coverage. Mariner intends to monitor the commercial market for insurance that would, based on Mariner’s historical experience, cover its expected hurricane-related risks on a cost-effective basis once OIL limits are exceeded.
     As of March 31, 2010, Mariner accrued approximately $41.2 million for an OIL withdrawal premium contingency. As part of its OIL membership, Mariner is obligated to pay a withdrawal premium if it elects to withdraw from OIL. Mariner does not anticipate withdrawing from OIL; however, due to the contingency, Mariner periodically reassesses the sufficiency of its accrued withdrawal premium based on OIL’s periodic calculation of the potential withdrawal premium in light of past losses, and Mariner may adjust its accrual accordingly in the future. OIL requires smaller members to provide a letter of credit or other acceptable security in favor of OIL to secure payment of the withdrawal premium. Acceptable security has included a letter of credit or a security agreement pursuant to which a member grants OIL a security interest in certain claim proceeds payable by OIL to the member. Mariner has entered into such a security agreement, granting to OIL a senior security interest in up to the next $50.0 million in excess of $100.0 million of Mariner’s Hurricane Ike claim proceeds payable by OIL. Mariner has the ability to replace the security agreement with a letter of credit or other acceptable security in favor of OIL.

     Hurricane Ike (2008)
     In 2008, the Company’s operations were adversely affected by Hurricane Ike. The hurricane resulted in shut-in and delayed production as well as facility repairs and replacement expenses. The Company estimates that repairs and plugging and abandonment costs resulting from Hurricane Ike will total approximately $160.0 million net to Mariner’s interest. OIL has advised the Company that industry-wide damages from Hurricane Ike are expected to substantially exceed OIL’s $750.0 million industry aggregate per event loss limit and that OIL expects to initially prorate the payout of all OIL members’ Hurricane Ike claims at approximately 50%, subject to further adjustment. OIL also has indicated that the scaling factor it expects to apply to Mariner’s Hurricane Ike claims will result in settlement at less than 70%. Mariner expects that approximately 75% of the shortfall in its primary insurance coverage will be covered under its commercial excess coverage. In respect of Hurricane Ike claims that the Company made through March 31, 2010, the Company received approximately $37.0 million from OIL and $11.9 million from excess carriers. Although in 2009 Mariner started receiving payment in respect of its Hurricane Ike claims, due to the magnitude of the storm and the complexity of the insurance claims being processed by the insurance industry, Mariner expects to maintain a potentially significant insurance receivable through 2010 while it actively pursues settlement.
     Litigation — The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.
     Letters of Credit — Mariner’s bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of March 31, 2010, four such letters of credit totaling $4.7 million were outstanding of which $4.2 million is required for plugging and abandonment obligations at certain of Mariner’s offshore fields.

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

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Numerator:
Net Income (Loss)	$15,263	$(424,118)
Denominator:
Weighted average shares outstanding	100,991	88,865
Add dilutive securities
Options	123	—
Restricted stock	771	—

Total weighted average shares outstanding and dilutive securities	101,885	88,865

Net Income (Loss) per share:
Basic:	$0.15	$(4.77)
Diluted:	$0.15	$(4.77)
     Shares issuable upon exercise of options to purchase common stock and unvested shares of restricted stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2010, none of the Company’s shares issuable upon exercise of stock options and approximately 1,212,000 unvested shares of restricted stock were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. As a result of the Company’s net loss for the three months ended March 31, 2009, all of the Company’s shares issuable upon exercise of stock options and unvested shares of restricted stock (approximately 645,000 and 2,992,000, respectively) were excluded from the computation of diluted earnings per share because the effect was anti-dilutive.
10. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss) and certain items recorded directly to stockholders’ equity and classified as other comprehensive income (loss). The table below summarizes comprehensive income (loss) and provides the components of the change in accumulated other comprehensive income (loss) for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net Income (Loss)	$15,263	$(424,118)
Other comprehensive income (loss), net of tax:
Change in unrealized mark-to-market gains (losses) arising during period, net of taxes	37,809	(19,496)
Derivative contracts settled and reclassified, net of taxes	367	40,916
Foreign currency translation adjustment	132	—

Change in accumulated other comprehensive income	38,308	21,420

Comprehensive income (loss)	$53,571	$(402,698)

11. Fair Value Measurement
     Certain of Mariner’s assets and liabilities are reported at fair value in the accompanying Condensed Consolidated Balance Sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at March 31, 2010 and December 31, 2009. These assets and liabilities are not included in the following tables.

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
     The following table provides fair value measurement information for the Company’s derivative financial instruments as of March 31, 2010:

		Fair Value Measurements Using:
			Significant
		Quoted Prices	other	Significant
		in Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
Derivative Financial Instruments	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Natural gas and crude oil fixed price swaps — Short Term	$14,660	$—	$14,660	$—
Natural gas and crude oil fixed price swaps — Long Term	7,679	—	7,679	—

Total	$22,339	$—	$22,339	$—

     The following methods and assumptions were used to estimate the fair values of Mariner’s derivative financial instruments in the table above.
Level 2 Fair Value Measurements
     The fair values of the natural gas and crude oil fixed price swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves, terms of each contract, and a credit adjustment based on the credit rating of the Company and its counterparties as of March 31, 2010.
Level 3 Fair Value Measurements
     The Company had no Level 3 financial instruments as of March 31, 2010.
     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of accounting for financial instruments under GAAP, which Mariner adopted effective March 31, 2009. The estimated fair value amounts have been determined using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts and fair values of the Company’s long-term debt are as follows:

	March 31, 2010
	Carrying
Long-term Debt	Amount	Fair Value
	(In thousands)
Bank credit facility	$332,000	$332,000
7 1/2% Notes, net of discount	298,268	304,500
8% Notes	300,000	298,500
11 3/4% Notes, net of discount	291,936	336,750

Total long-term debt	$1,222,204	$1,271,750

     The fair value of the amounts outstanding under the bank credit facility at March 31, 2010 is based on rates currently available for debt instruments with similar terms and average maturities from companies with similar credit ratings in the industry. The fair value of the Notes, excluding discount, is based on quoted market prices based on trades of such debt at March 31, 2010 or the nearest actual trade date.
12. Segment Information
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
     The following information sets forth Mariner’s Condensed Consolidating Balance Sheets as of March 31, 2010 and December 31, 2009, its Condensed Consolidating Statements of Operations for the three months ended March 31, 2010 and 2009, and its Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2010 and 2009.
     Mariner accounts for investments in its subsidiaries using the equity method of accounting; accordingly, entries necessary to consolidate Mariner, the parent company, and its Subsidiary Guarantors are reflected in the eliminations column.

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
March 31, 2010
(In thousands except share data)

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$5,707	$3,930	$1,184	$—	$10,821
Receivables, net of allowances	76,093	74,737	—	—	150,830
Insurance receivables	74	9,707	—	—	9,781
Derivative financial instruments	40,011	—	—	—	40,011
Intangible assets	19,571	—	—	—	19,571
Prepaid expenses and other	33,591	2,219	—	—	35,810

Total current assets	175,047	90,593	1,184	—	266,824
Property and Equipment:
Proved oil and gas properties, full cost method	2,549,507	2,669,227	199	—	5,218,933
Unproved properties, not subject to amortization	287,995	49,240	458	—	337,693

Total oil and gas properties	2,837,502	2,718,467	657	—	5,556,626
Other property and equipment	20,184	35,358	434	—	55,976
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(1,551,871)	(1,423,300)	(34)	—	(2,975,205)
Other property and equipment	(6,599)	(2,349)	—	—	(8,948)

Accumulated depreciation, depletion and amortization	(1,558,470)	(1,425,649)	(34)	—	(2,984,153)

Total property and equipment, net	1,299,216	1,328,176	1,057	—	2,628,449
Investment in Subsidiaries	721,480	—	—	(721,480)	—
Intercompany Receivables	220,092	—	—	(220,092)	—
Intercompany Note Receivable	7,175	—	—	(7,175)	—
Derivative Financial Instruments	13,080	—	—	—	13,080
Other Assets, net of amortization	93,044	840	—	—	93,884

TOTAL ASSETS	$2,529,134	$1,419,609	$2,241	$(948,747)	$3,002,237

Current Liabilities:
Accounts payable	$5,940	$1,415	$—	$—	$7,355
Accrued liabilities	117,154	41,728	—	—	158,882
Accrued capital costs	81,534	62,253	58	—	143,845
Deferred income tax	5,254	—	—	—	5,254
Abandonment liability	15,077	66,666	—	—	81,743
Accrued interest	28,992	—	—	—	28,992
Derivative financial instruments	25,351	—	—	—	25,351

Total current liabilities	279,302	172,062	58	—	451,422
Long-Term Liabilities:
Abandonment liability	69,265	271,422	—	—	340,687
Deferred income tax	(24,085)	29,083	—	—	4,998
Intercompany payables	—	220,092	—	(220,092)	—
Derivative financial instruments	5,401	—	—	—	5,401
Long-term debt	1,222,204	—	—	—	1,222,204
Other long-term liabilities	35,927	353	—	—	36,280
Intercompany note payable	—	7,175	—	(7,175)	—

Total long-term liabilities	1,308,712	528,125	—	(227,267)	1,609,570
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2010	—	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 103,122,652 shares issued and outstanding at March 31, 2010	10	5	—	(5)	10
Additional paid-in-capital	1,262,245	1,084,054	2,732	(1,086,786)	1,262,245
Partner capital	—	35,219	—	(35,219)	—
Accumulated other comprehensive income	12,228	—	125	—	12,353
Accumulated retained deficit	(333,363)	(399,856)	(674)	400,530	(333,363)

Total stockholders’ equity	941,120	719,422	2,183	(721,480)	941,245

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,529,134	$1,419,609	$2,241	$(948,747)	$3,002,237

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
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

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2010
(In thousands)

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$71,454	$46,058	$—	$—	$117,512
Oil	51,403	44,236	—	—	95,639
Natural gas liquids	17,014	10,646	—	—	27,660
Other revenues	2,211	91	—	—	2,302

Total revenues	142,082	101,031	—	—	243,113

Costs and Expenses:
Operating expenses	35,434	30,117	—	—	65,551
General and administrative expense	25,593	1,858	129	—	27,580
Depreciation, depletion and amortization	54,319	46,150	34	—	100,503
Other miscellaneous expense	2,426	263	—	—	2,689

Total costs and expenses	117,772	78,388	163	—	196,323

OPERATING INCOME (LOSS)	24,310	22,643	(163)	—	46,790
Earnings of Affiliates	16,416	—	—	(16,416)	—
Other Income/(Expense):
Interest income	208	—	2	(75)	135
Interest expense, net of amounts capitalized	(20,463)	(75)	—	75	(20,463)

Income (Loss) Before Taxes	20,471	22,568	(161)	(16,416)	26,462
Provision for Income Taxes	(5,208)	(5,991)	—	—	(11,199)

NET INCOME (LOSS)	$15,263	$16,577	$(161)	$(16,416)	$15,263

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$103,451	$49,887	$—	$153,338
Oil	48,783	12,142	—	60,925
Natural gas liquids	4,046	2,423	—	6,469
Other revenues	4,960	17,644	—	22,604

Total revenues	161,240	82,096	—	243,336

Costs and Expenses:
Operating expenses	34,540	26,975	—	61,515
General and administrative expense	17,052	359	—	17,411
Depreciation, depletion and amortization	51,743	43,062	—	94,805
Full cost ceiling test impairment	342,595	362,136	—	704,731
Other miscellaneous expense	7,438	571	—	8,009

Total costs and expenses	453,368	433,103	—	886,471

OPERATING LOSS	(292,128)	(351,007)	—	(643,135)
Loss of Affiliates	(244,904)	—	244,904	—
Other Income (Expense):
Interest income	1,532	—	(1,447)	85
Interest expense, net of amounts capitalized	(14,275)	(1,574)	1,447	(14,402)

(Loss) Before Taxes	(549,775)	(352,581)	244,904	(657,452)
Benefit for Income Taxes	125,657	107,677	—	233,334

NET LOSS	$(424,118)	$(244,904)	$244,904	$(424,118)

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2010
(In thousands)

			Subsidiary	Consolidated
	Parent	Subsidiary	Non-	Mariner
	Company	Guarantors	Guarantors	Energy, Inc.
Net cash provided by (used in) operating activities	$59,958	$53,302	$(138)	$113,122

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(87,034)	(48,200)	(533)	(135,767)
Additions to other property and equipment	(258)	—	(23)	(281)

Net cash used in investing activities	(87,292)	(48,200)	(556)	(136,048)

Cash flow from financing activities:
Credit facility borrowings	180,000	—	—	180,000
Credit facility repayments	(153,000)	—	—	(153,000)
Other financing activities	(2,324)	(1,175)	1,327	(2,172)

Net cash provided by (used in) financing activities	24,676	(1,175)	1,327	24,828

(Decrease) Increase in Cash and Cash Equivalents	(2,658)	3,927	633	1,902
Cash and Cash Equivalents at Beginning of Period	8,365	3	551	8,919

Cash and Cash Equivalents at End of Period	$5,707	$3,930	$1,184	$10,821

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2009
(In thousands)

			Consolidated
	Parent	Subsidiary	Mariner
	Company	Guarantors	Energy, Inc.
Net cash (used in) provided by operating activities	$(14,273)	$140,230	$125,957

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(124,965)	(65,915)	(190,880)
Additions to other property and equipment	(524)	—	(524)

Net cash used in investing activities	(125,489)	(65,915)	(191,404)

Cash flow from financing activities:
Credit facility borrowings	140,000	—	140,000
Credit facility repayments	(70,000)	—	(70,000)
Other financing activities	74,250	(74,715)	(465)

Net cash provided by (used in) financing activities	144,250	(74,715)	69,535

Increase (Decrease) in Cash and Cash Equivalents	4,488	(400)	4,088
Cash and Cash Equivalents at Beginning of Period	2,851	400	3,251

Cash and Cash Equivalents at End of Period	$7,339	$—	$7,339

14. Subsequent Events
     Apache Merger. On April 15, 2010, Mariner and Apache Corporation, a Delaware corporation (“Apache”), announced that they entered into a definitive agreement pursuant to which Apache will acquire Mariner in a stock and cash transaction. The Agreement and Plan of Merger dated April 14, 2010 (the “Merger Agreement”), by and among Apache, Mariner and ZMZ Acquisitions LLC, a Delaware limited liability company and wholly owned subsidiary of Apache (“Merger Sub”), contemplates a merger (the “Merger”) whereby Mariner will be merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Apache.
     The total amount of cash and shares of Apache common stock that will be paid and issued, respectively, pursuant to the Merger Agreement is fixed, and Mariner stockholders will be entitled to receive (on an aggregate basis) 0.17043 of a share of Apache common stock, par value $0.625 per share, and $7.80 in cash for each share of Mariner common stock (the “Mixed Consideration”). Mariner stockholders have the right to elect to receive all cash ($26.00 per share), all Apache common stock (0.24347 of a share of Apache common stock) or the Mixed Consideration, subject to proration procedures as provided in the Merger Agreement.
     Upon completion of the Merger, each outstanding option to purchase Mariner common stock will be converted into a fully vested option to purchase 0.24347 of a share of Apache common stock.
     In addition, each outstanding share of Mariner restricted stock (other than restricted stock granted pursuant to Mariner’s 2008 Long-Term Performance-Based Restricted Stock Program) that is not subject to an unsatisfied price or other condition and that has not lapsed will vest and each holder will have the opportunity to elect the form of consideration as described above. Forty percent of the outstanding shares of Mariner restricted stock granted pursuant to its 2008 Long-Term Performance-Based Restricted Stock Program will vest and each holder will have the opportunity to elect the form of consideration as described above, and the remaining portion of such shares of Mariner restricted stock will be cancelled.
     The Merger Agreement has been approved by the boards of directors of Apache, Mariner, and Merger Sub. The completion of the Merger is subject to certain conditions, including: (i) the adoption of the Merger Agreement by the stockholders of Mariner; (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Apache and Mariner; (iii) the effectiveness of a registration statement on Form S-4 that will be filed by Apache for the issuance of its common stock in the Merger, and the approval of the listing of these shares on the New York Stock Exchange; (iv) the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) the delivery of customary opinions from counsel to Apache and Mariner that the Merger will be treated as a tax-free reorganization for U.S. federal income tax purposes; (vi) compliance by Apache and Mariner with their respective obligations under the Merger Agreement; and (vii) the absence of legal impediments prohibiting the Merger.
     The Merger Agreement also contains customary representations and warranties that the parties have made to each other as of specific dates. Apache and Mariner also have each agreed to certain covenants in the Merger Agreement. Among other covenants, Mariner has agreed, subject to certain exceptions, not to initiate, solicit, negotiate, provide information in furtherance of, approve, recommend or enter into an Acquisition Proposal (as defined in the Merger Agreement).
     The Merger Agreement contains certain termination rights for both Apache and Mariner, including if the Merger is not completed by January 31, 2011. In the event of a termination of the Merger Agreement under certain circumstances, Mariner may be required to pay to Apache a termination fee of $67.0 million. In certain circumstances involving the termination of the Merger Agreement, one of Apache or Mariner will be obligated to reimburse the other’s expenses incurred in connection with the transactions contemplated by the Merger Agreement in an aggregate amount not to exceed $7.5 million. Any reimbursement of expenses by Mariner to Apache will reduce the amount of any termination fee paid by Mariner to Apache.
     In connection with the Merger Agreement, Mariner and Continental Stock Transfer & Trust Company (the “Rights Agent”), entered into an Amendment to Rights Agreement, dated as of April 14, 2010 (the “Amendment”), to the Rights Agreement dated as of October 12, 2008 (the “Rights Agreement”), between Mariner and the Rights Agent, in connection with the execution of the Merger Agreement. Undefined capitalized terms used in this paragraph have the meaning ascribed to them in the Rights Agreement. The Amendment provides that none of (i) the announcement of the Merger, (ii) the execution and delivery of the Merger Agreement, (iii) the conversion of shares of Mariner common stock into the right to receive the Merger Consideration (as defined in the Merger Agreement) or (iv) the consummation of the Merger or any other transaction contemplated by the Merger Agreement will cause (1) Apache, Merger Sub or any of their Affiliates or Associates to become an Acquiring Person, or (2) the occurrence of a Flip-In Event, a Flip-Over Event, a Distribution Date or a Stock Acquisition Date under the Rights Agreement.
     Subsequent to the announcement of the merger with Apache, two stockholder lawsuits styled as class actions were commenced on behalf of Mariner stockholders challenging the merger. City of Livonia Employees’ Retirement System v. Mariner Energy, Inc., et al, Cause No. 2010-24355, was filed in the 334th Judicial District Court of Harris County, Texas against Mariner and its directors. Plaintiff alleges that the Mariner directors breached their fiduciary duties by agreeing to sell the company through an unfair process and at an unfair price, and that Mariner aided and abetted those breaches of fiduciary duties. Plaintiff seeks to enjoin the transaction and to be awarded attorney’s fees. Southeastern Pennsylvania Transportation Authority v. Scott D. Josey, et al, cause No. 5427-VCP, was filed in the Court of Chancery of the State of Delaware against Mariner, its directors, certain Mariner officers, Apache and Merger Sub. Plaintiff alleges that the Mariner directors breached their fiduciary duties by agreeing to sell the company through an unfair process and at an unfair price, and by agreeing to the vesting of certain restricted stock held by Mariner management. Plaintiff also alleges that Apache and Merger Sub aided and abetted in those breaches of fiduciary duties. Plaintiff seeks to enjoin the merger and to be awarded attorney’s fees. Mariner and Apache believe that the lawsuits are without merit and intend to defend these lawsuits vigorously.
     Credit Facility. Mariner’s secured bank credit facility was further amended on April 8, 2010 to:
•	Increase the borrowing base by $150.0 million to $950.0 million until the next redetermination under the credit agreement,

•	Reschedule the regular periodic borrowing base redeterminations to begin in February and August of each year,

•	Give the lenders an option to redetermine the borrowing base upon termination of hedge contracts with more than six months remaining in their original nominal term,

•	Increase the maximum permitted ratio of total debt to EBITDA (as defined in the credit agreement) to 3.5 to 1.0 from 2.5 to 1.0, and

•	Give Mariner optionality to issue before January 1, 2011 up to $400.0 million in additional unsecured debt with a non-default interest rate of up to 13% per annum (plus a maximum default rate of 3%) and a scheduled maturity date no earlier than March 2, 2015. Upon closing such a debt issuance, the borrowing base automatically would reduce by 25% of the aggregate principal amount of the debt issued until otherwise redetermined under the credit agreement.
     The Company has assessed the impact of subsequent events through the date of issuance of its financial statements and has concluded there were no additional events that require adjustment to, or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our business and the results of operations together with our present financial condition. This section should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For meanings of natural gas and oil terms used in the Quarterly Report, please refer to “Glossary of Oil and Natural Gas Terms” under “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Recent Developments
     Apache Merger. On April 15, 2010, Mariner and Apache Corporation, a Delaware corporation (“Apache”), announced that they entered into a definitive agreement pursuant to which Apache will acquire Mariner in a stock and cash transaction. The Agreement and Plan of Merger dated April 14, 2010 (the “Merger Agreement”), by and among Apache, Mariner and ZMZ Acquisitions LLC, a Delaware limited liability company and wholly owned subsidiary of Apache (“Merger Sub”), contemplates a merger (the “Merger”) whereby Mariner will be merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Apache.
     The total amount of cash and shares of Apache common stock that will be paid and issued, respectively, pursuant to the Merger Agreement is fixed, and Mariner stockholders will be entitled to receive (on an aggregate basis) 0.17043 of a share of Apache common stock, par value $0.625 per share, and $7.80 in cash for each share of Mariner common stock (the “Mixed Consideration”). Mariner stockholders have the right to elect to receive all cash

($26.00 per share), all Apache common stock (0.24347 of a share of Apache common stock) or the Mixed Consideration, subject to proration procedures as provided in the Merger Agreement.
     Upon completion of the Merger, each outstanding option to purchase Mariner common stock will be converted into a fully vested option to purchase 0.24347 of a share of Apache common stock.
     In addition, each outstanding share of Mariner restricted stock (other than restricted stock granted pursuant to Mariner’s 2008 Long-Term Performance-Based Restricted Stock Program) that is not subject to an unsatisfied price or other condition and that has not lapsed will vest and each holder will have the opportunity to elect the form of consideration as described above. Forty percent of the outstanding shares of Mariner restricted stock granted pursuant to its 2008 Long-Term Performance-Based Restricted Stock Program will vest and each holder will have the opportunity to elect the form of consideration as described above, and the remaining portion of such shares of Mariner restricted stock will be cancelled.
     The Merger Agreement has been approved by the boards of directors of Apache, Mariner, and Merger Sub. The completion of the Merger is subject to certain conditions, including: (i) the adoption of the Merger Agreement by the stockholders of Mariner; (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Apache and Mariner; (iii) the effectiveness of a registration statement on Form S-4 that will be filed by Apache for the issuance of its common stock in the Merger, and the approval of the listing of these shares on the New York Stock Exchange; (iv) the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) the delivery of customary opinions from counsel to Apache and Mariner that the Merger will be treated as a tax-free reorganization for U.S. federal income tax purposes; (vi) compliance by Apache and Mariner with their respective obligations under the Merger Agreement; and (vii) the absence of legal impediments prohibiting the Merger.
     The Merger Agreement also contains customary representations and warranties that the parties have made to each other as of specific dates. Apache and Mariner also have each agreed to certain covenants in the Merger Agreement. Among other covenants, Mariner has agreed, subject to certain exceptions, not to initiate, solicit, negotiate, provide information in furtherance of, approve, recommend or enter into an Acquisition Proposal (as defined in the Merger Agreement).
     The Merger Agreement contains certain termination rights for both Apache and Mariner, including if the Merger is not completed by January 31, 2011. In the event of a termination of the Merger Agreement under certain circumstances, Mariner may be required to pay to Apache a termination fee of $67.0 million. In certain circumstances involving the termination of the Merger Agreement, one of Apache or Mariner will be obligated to reimburse the other’s expenses incurred in connection with the transactions contemplated by the Merger Agreement in an aggregate amount not to exceed $7.5 million. Any reimbursement of expenses by Mariner to Apache will reduce the amount of any termination fee paid by Mariner to Apache.
     In connection with the Merger Agreement, Mariner and Continental Stock Transfer & Trust Company (the “Rights Agent”), entered into an Amendment to Rights Agreement, dated as of April 14, 2010 (the “Amendment”), to the Rights Agreement dated as of October 12, 2008 (the “Rights Agreement”), between Mariner and the Rights Agent, in connection with the execution of the Merger Agreement. Undefined capitalized terms used in this paragraph have the meaning ascribed to them in the Rights Agreement. The Amendment provides that none of (i) the announcement of the Merger, (ii) the execution and delivery of the Merger Agreement, (iii) the conversion of shares of Mariner common stock into the right to receive the Merger Consideration (as defined in the Merger Agreement) or (iv) the consummation of the Merger or any other transaction contemplated by the Merger Agreement will cause (1) Apache, Merger Sub or any of their Affiliates or Associates to become an Acquiring Person, or (2) the occurrence of a Flip-In Event, a Flip-Over Event, a Distribution Date or a Stock Acquisition Date under the Rights Agreement.
     Subsequent to the announcement of the merger with Apache, two stockholder lawsuits styled as class actions were commenced on behalf of Mariner stockholders challenging the merger. City of Livonia Employees’ Retirement System v. Mariner Energy, Inc., et al, Cause No. 2010-24355, was filed in the 334th Judicial District Court of Harris County, Texas against Mariner and its directors. Plaintiff alleges that the Mariner directors breached their fiduciary duties by agreeing to sell the company through an unfair process and at an unfair price, and that Mariner aided and abetted those breaches of fiduciary duties. Plaintiff seeks to enjoin the transaction and to be awarded attorney’s fees. Southeastern Pennsylvania Transportation Authority v. Scott D. Josey, et al, cause No. 5427-VCP, was filed in the Court of Chancery of the State of Delaware against Mariner, its directors, certain Mariner officers, Apache and Merger Sub. Plaintiff alleges that the Mariner directors breached their fiduciary duties by agreeing to sell the company through an unfair process and at an unfair price, and by agreeing to the vesting of certain restricted stock held by Mariner management. Plaintiff also alleges that Apache and Merger Sub aided and abetted in those breaches of fiduciary duties. Plaintiff seeks to enjoin the merger and to be awarded attorney’s fees. Mariner and Apache believe that the lawsuits are without merit and intend to defend these lawsuits vigorously.
     Bank Credit Facility — We have a secured revolving credit facility with a group of banks that was further amended on April 8, 2010 to:
•	Increase the borrowing base by $150.0 million to $950.0 million until the next redetermination under the credit agreement,

•	Reschedule the regular periodic borrowing base redeterminations to begin in February and August of each year,

•	Give the lenders an option to redetermine the borrowing base upon termination of hedge contracts with more than six months remaining in their original nominal term,

•	Increase the maximum permitted ratio of total debt to EBITDA (as defined in the credit agreement) to 3.5 to 1.0 from 2.5 to 1.0, and

•	Give us optionality to issue before January 1, 2011 up to $400.0 million in additional unsecured debt with a non-default interest rate of up to 13% per annum (plus a maximum default rate of 3%) and a scheduled maturity date no earlier than March 2, 2015. Upon closing such a debt issuance, the borrowing base automatically would reduce by 25% of the aggregate principal amount of the debt issued until otherwise redetermined under the credit agreement.
     Acquisitions. On December 31, 2009, we acquired the reorganized subsidiaries and operations of Edge Petroleum Corporation (“Edge”). The material assets acquired consist primarily of (i) estimated proved reserves as of December 31, 2009 of 100.5 Bcfe, of which approximately 75% are developed (consisting of 69% natural gas and 31% oil and NGLs), 81% are located in South Texas, and 44% are in the Flores/Bloomberg field in Starr County, Texas, (ii) approximately 60,000 net acres of undeveloped leasehold, primarily in Texas and New Mexico, and (iii) deferred tax assets of approximately $83.3 million, comprised of approximately $61.2 million in net operating loss carryforwards and $22.1 million in built-in losses from carryover tax basis in the properties. The effective date of the acquisition was June 30, 2009 and the purchase price was $260.0 million, less adjustments which resulted in a net purchase price as of December 31, 2009 of approximately $213.6 million, subject to final adjustments. We financed the net purchase price by borrowing under our secured revolving credit facility.
First Quarter 2010 Highlights
     In first quarter 2010 we reported net income of $15.3 million, which on a diluted earnings per share (EPS) basis was $0.15. During first quarter 2009, we reported net loss attributable to Mariner of $424.1 million and $(4.77) diluted EPS. Other financial and operational items include:
•	Average daily production during first quarter 2010 increased to 59 Mboe per day, compared to 55 Mboe per day during first quarter 2009.

•	Net cash provided by operations for the three-month period ended March 31, 2010 decreased 10% to $113.1 million, from $126.0 million for the same period in 2009.

•	Total revenues during first quarter 2010 were $243.1 million compared to $243.3 million during first quarter 2009.

Operational Update
     Offshore — We drilled five offshore wells in the first quarter of 2010, all of which were successful. Information regarding these wells is shown below:

		Approximate
Well Name	Operator	Working Interest	Water Depth (Ft)	Location
Keathley Canyon 875 #1 ST#1	Anadarko	17%	7,125	Deepwater
Mississippi Canyon 199 #1	LLOG	35%	2,460	Deepwater
Mississippi Canyon 199 #2	LLOG	35%	2,465	Deepwater
South Pass 75 A6 ST#1	Apache	29%	356	Conventional Shelf
South Pass 75 A11 ST#2	Apache	29%	356	Conventional Shelf
     As of March 31, 2010 three offshore wells were drilling.
     We were the apparent high bidder on 45 blocks on which we bid at the Minerals Management Service of the United States Department of the Interior (MMS) Central Gulf of Mexico Lease Sale 213 held on March 17, 2010. We submitted individual and joint bids with one or more industry partners on 36 deepwater blocks and nine shelf blocks, with a total net exposure of $62.8 million. As of May 4, 2010, the MMS had awarded eight blocks on which we were the apparent high bidder. We expect the MMS to determine which other blocks ultimately will be awarded over the next several months. Our working interest in all 45 blocks if awarded will range from 16.67% to 100%.
     We are a non-operator and own a 12.5% working interest in the Heidelberg discovery comprised of Green Canyon blocks 816, 859, 860 and 903. The appraisal well drilled on Green Canyon Block 903 will be permanently plugged and abandoned due to mechanical problems which prevented the well from reaching the depth necessary to test the targeted objectives. The operator plans to drill a substitute appraisal well on Green Canyon Block 903 in order to evaluate the geologic objectives. Drilling operations for the substitute well are planned to commence immediately following abandonment operations on the current well. Our estimated costs of the initial and substitute appraisal wells are $9.0 million and $14.0 million, respectively.
     We operate Atwater Valley 426 (Bass Lite) in which we own a 53.8% working interest. On March 8, 2010, production of approximately 2,700 Boe/d was shut-in due to a suspected downhole mechanical failure. We plan to drill an intervention well during second quarter 2010 in an effort to recommence production.
     On May 6, 2010, the Secretary of the United States Department of the Interior (DOI) announced that, as a result of the April 20, 2010 Deepwater Horizon explosion and subsequent oil spill in the Gulf of Mexico, no applications for drilling permits for new offshore drilling activity will go forward until the DOI completes the safety review process that President Obama requested. The DOI indicated that it would deliver its report to the President by May 28, 2010. This moratorium could delay new drilling on Gulf of Mexico blocks in which we own an interest, such as Heidelberg and Bass Lite. Please also refer to “Item 1A. Risk Factors” in Part II of this Quarterly Report.
     Onshore — In the first quarter of 2010, in the Permian Basin we drilled 23 development wells, eight extension wells and one exploratory well, all of which were successful. We also drilled two wells on our other onshore properties, of which one was successful and one is under evaluation. As of March 31, 2010, seven rigs were operating, six on our Permian Basin properties and one on our other onshore properties.

Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     The following table sets forth summary information with respect to our oil and gas operations:

	Three Months Ended
	March 31,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except net production, average sales prices and % change)
Summary Operating Information:

Net Production:
Natural gas (MMcf)	20,725	22,048	(1,323)	(6)%
Oil (MBbls)	1,323	970	353	36%
Natural gas liquids (MBbls)	575	273	302	111%
Total barrel of oil equivalent (Mboe)	5,352	4,917	435	9%
Average daily production (Mboe/d)	59	55	4	7%
Hedging Activities:
Natural gas revenue gain	$5,967	$42,966	$(36,999)	(86)%
Oil revenue (loss) gain	(5,394)	20,835	(26,229)	(126)%

Total hedging revenue gain (loss)	$573	$63,801	$(63,228)	(99)%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$5.67	$6.95	$(1.28)	(18)%
Natural gas (per Mcf) unhedged	5.38	5.01	0.37	7%
Oil (per Bbl) realized(1)	72.31	62.81	9.50	15%
Oil (per Bbl) unhedged	76.39	41.33	35.06	85%
Natural gas liquids (per Bbl) realized(1)	48.08	23.70	24.38	103%
Natural gas liquids (per Bbl) unhedged	48.08	23.70	24.38	103%
Total barrel of oil equivalent ($/Mboe) realized(1)	45.00	44.89	0.11	<1%
Total barrel of oil equivalent ($/Mboe) unhedged	44.89	31.92	12.97	41%
Summary of Financial Information:
Natural gas revenue	$117,512	$153,338	$(35,826)	(23)%
Oil revenue	95,639	60,925	34,714	57%
Natural gas liquids revenue	27,660	6,469	21,191	328%
Other revenues	2,302	22,604	(20,302)	(90)%
Lease operating expense	52,943	53,399	(456)	(1)%
Severance and ad valorem taxes	6,919	3,532	3,387	96%
Transportation expense	5,689	4,584	1,105	24%
General and administrative expense	27,580	17,411	10,169	58%
Depreciation, depletion and amortization	100,503	94,805	5,698	6%
Full cost ceiling test impairment	—	704,731	(704,731)	(100)%
Other miscellaneous expense	2,689	8,009	(5,320)	(66)%
Net interest expense	20,328	14,317	6,011	42%

Income (Loss) before taxes	26,462	(657,452)	683,914	104%
Provision (Benefit) for income taxes	11,199	(233,334)	244,533	105%

Net Income (Loss)	$15,263	$(424,118)	$439,381	104%

Average Unit Costs per Mboe:
Lease operating expense	$9.89	$10.86	$(0.97)	(9)%
Severance and ad valorem taxes	1.29	0.72	0.57	79%
Transportation expense	1.06	0.93	0.13	14%
General and administrative expense	5.15	3.54	1.61	45%
Depreciation, depletion and amortization	18.78	19.28	(0.50)	(3)%

(1)	Average sales prices include the effects of hedging
     Net Income (Loss) for first quarter 2010 was $15.3 million compared to $(424.1) million for the comparable period in 2009. The increase was primarily attributable to no full-cost ceiling test impairment indicated in first quarter 2010 compared to an impairment recorded of $704.7 million in first quarter 2009. Partially offsetting the change in our full-cost ceiling test results were decreases in tax benefit of $244.5 million, a decrease in revenues of $0.2 million, and an increase in general and administrative expense and depreciation, depletion and amortization of $10.2 million and $5.7 million, respectively. Basic and diluted earnings per share for first quarter 2010 were $0.15 for each measure compared to basic and diluted earnings per share of $(4.77) for first quarter 2009.
     Net Production for first quarter 2010 was approximately 5,352 Mboe, up 9% from 4,917 Mboe from first quarter 2009. Natural gas production for first quarter 2010 comprised approximately 65% of total net production compared to approximately 75% for first quarter 2009.
     Natural gas production for first quarter 2010 decreased 6% to approximately 230 MMcf per day, compared to approximately 245 MMcf per day for first quarter 2009. Oil production for first quarter 2010 increased 36% to approximately 14,696 barrels per day, compared to approximately 10,773 barrels per day for first quarter 2009. Natural gas liquids production per day for first quarter 2010 increased 111% as compared to the first quarter 2009.
     Period over period changes in our production were primarily attributable to the following:
•	Increased production of 91.8 Mboe, or 13%, from our Permian Basin properties, primarily as a result of our drilling and development of existing acreage.

•	Increased production of 363.9 Mboe from our Gulf Coast and other onshore properties due to the Edge acquisition.

•	Increased production of 158.2 Mboe, or 8%, from our Gulf of Mexico deepwater properties, due primarily to Geauxpher located in Garden Banks 462 (which contributed 696.4 Mboe), partially offset by decreased production at certain of our properties including East Breaks 558 (211.2 Mboe), Garden Banks 195 (127.9 Mboe), Green Canyon 472 (111.4 Mboe) and Viosca Knoll 917 (78.8 Mboe).

•	Decreased production of 178.9 Mboe, or 8%, from our Gulf of Mexico shelf properties as a result of normal depletion declines and production interruptions due to workovers and recompletions primarily from South Marsh Island 76 (223.2 Mboe), High Island 116 (129.2 Mboe) and High Island 163 (68.6 Mboe), partially offset by increased production at certain of our properties including Vermilion 380 (136.2 Mboe) and South Timbalier 49 (100.1 Mboe).
     Natural gas, oil and NGL revenues for first quarter 2010 increased 9% to $240.8 million compared to $220.7 million for first quarter 2009 as a result of increased production (approximately $19.5 million) and increased pricing (approximately $0.5 million, net of the effect of hedging).
     During first quarter 2010, our revenues reflected a net recognized hedging gain of $0.6 million comprised of $1.9 million in unfavorable cash settlements and an unrealized gain of $2.5 million related to the ineffective portion of open contracts that are not eligible for deferral under accounting for derivatives and hedging under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging gain of approximately $63.8 million for first quarter 2009, comprised of $57.5 million in favorable cash settlements on our hedges, a $6.5 million gain reclassification on our liquidated swaps and an unrealized loss of $0.2 million related to the ineffective portion of open contracts that are not eligible for deferral under GAAP.
     Our natural gas and oil average sales prices, and the effects of hedging activities on those prices, were as follows:

			Hedging
	Realized	Unhedged	Gain (Loss)	% Change
Three Months Ended March 31, 2010:
Natural gas (per Mcf)	$5.67	$5.38	$0.29	5%
Oil (per Bbl)	72.31	76.39	(4.08)	(5)%

Three Months Ended March 31, 2009:
Natural gas (per Mcf)	$6.95	$5.01	$1.94	39%
Oil (per Bbl)	62.81	41.33	21.48	52%
     Other revenues for first quarter 2010 decreased approximately $20.3 million to $2.3 million from $22.6 million for first quarter 2009 primarily as a result of our receipt of a $16.6 million arbitration award in 2009 related to a consummated acquisition and $1.9 million in decreased third party gas sales.
     Lease operating expense (“LOE”) for first quarter 2010 decreased approximately $0.4 million to $53.0 million from $53.4 million for first quarter 2009, primarily due to decreases of $8.0 million in hurricane related expenses and $6.8 million related to the retrospective contingent OIL insurance premium. These were partially offset by increases of $4.8 million in helicopter and marine transportation, $3.5 million in workovers and recompletions, $3.0 million from properties related to the Edge acquisition and $2.9 million from non-operated properties.

     Severance and ad valorem tax for first quarter 2010 increased approximately $3.4 million to $6.9 million from $3.5 million for first quarter 2009 due to the Edge acquisition and higher production.
     Transportation expense for first quarter 2010 increased approximately $1.1 million to $5.7 million from $4.6 million for first quarter 2009 due primarily to increased expense at Garden Banks 462 (Geauxpher) and Green Canyon 646 not included in first quarter 2009 due to production at those fields commencing subsequent to that period.
     General and administrative expense for first quarter 2010 increased approximately $10.2 million to $27.6 million from $17.4 million for first quarter 2009. Approximately $6.5 million of this increase was due to a 25% increase in headcount period over period and non-recurring projects. Approximately $1.7 million was attributable to professional fees and office relocations associated with the Edge acquisition. Costs associated with the expansion of our corporate offices and additional professional fees totaled $1.3 million. Capitalized G&A related to our acquisition, exploration and development activities increased $1.6 million to $6.6 million from $5.0 million in 2009.
     Depreciation, depletion, and amortization expense for first quarter 2010 increased approximately $5.7 million to $100.5 million ($18.78 per Mboe) from $94.8 million ($19.28 per Mboe) for first quarter 2009. This increase primarily resulted from an increase in production as a result of the Edge acquisition which resulted in increased expense of $7.6 million, partially offset by a decrease in the depletion rate due to the full-cost ceiling test impairments recorded in 2009 which reduced the expense by $2.3 million in the first quarter 2010.
     Full cost ceiling test impairment was not recognized for first quarter 2010 due to the net capitalized cost of our proved oil and gas properties not exceeding our ceiling limit. For first quarter 2009, the net capitalized cost of our proved oil and gas properties exceeded our ceiling limit and an impairment of $704.7 million was recognized. See Note 4 “Oil and Gas Properties” in Item 1 of Part I of this Quarterly Report on Form 10-Q for more detail on this impairment.
     Other miscellaneous expense for first quarter 2010 decreased approximately $5.3 million to $2.7 million from $8.0 million for first quarter 2009 due primarily to a decrease in bad debt expense of approximately $3.6 million and a $1.6 million decrease in third party gas purchases made to satisfy our pipeline transportation commitments.
     Net interest expense for first quarter 2010 increased approximately $6.0 million to $20.3 million from $14.3 million for first quarter 2009 due primarily to an increase in interest expense of $9.0 million as a result of our issuance of 11 3/4% senior notes due 2016, partially offset by decreased interest expense of $1.4 million on our credit facility due to lower average daily debt levels and increased capitalized interest of $3.1 million.
     Provision for income taxes for first quarter 2010 reflected an effective tax rate of 42.3% as compared to 35.5% for first quarter 2009. To the extent that the tax deduction we take on vested restricted stock awards is less than our cumulative stock compensation expense, we must expense the shortfall as we did for the first quarter 2010. This expensing and other provision adjustments increased first quarter tax expense by $1.7 million compared to first quarter 2009. Without the impact of the shortfall, the effective tax rate for first quarter 2010 would have been 35.9%.
Liquidity and Capital Resources
     Net cash provided by operating activities decreased by $12.9 million to $113.1 million from $126.0 million for the three months ended March 31, 2010 and 2009, respectively. The decrease was due primarily to an $11.1 million increase in MMS lease sale deposits, $6.4 million received in first quarter 2009 for liquidated crude oil fixed price swaps reclassified to earnings in subsequent quarters, partially offset by an increase of $8.6 million in hurricane insurance proceeds.
     As of March 31, 2010, we had a working capital deficit of $184.6 million, including an abandonment liability and a deferred tax liability partially offset by a non-cash current derivative asset and prepaid assets. In addition, working capital was negatively impacted by accrued capital expenditures. We expect that this deficit will be funded by cash flow from operating activities and borrowings under our bank credit facility, as needed.
     Net cash flows used in investing activities decreased by $55.4 million to $136.0 million from $191.4 million for the three months ended March 31, 2010 and 2009, respectively, due primarily to decreased capital expenditures attributable to reduced activity in our drilling programs.
     Net cash flows provided by financing activities decreased by $44.7 million to $24.8 million from $69.5 million for the three months ended March 31, 2010 and 2009, respectively. This decrease was due primarily to $43.0 million net decreased borrowings under our bank credit facility.
     Capital Expenditures — The following table presents major components of our capital expenditures during the three months ended March 31, 2010.

	In thousands	Percentage
Capital Expenditures:
Natural gas and oil exploration	$50,507	34%
Offshore natural gas and oil development	50,264	33%
Onshore natural gas and oil development	30,859	20%
Other items (primarily capitalized overhead)	11,928	8%
Acquisitions (property and leasehold)	8,038	5%

Total capital expenditures	$151,596	100%

     The above table reflects non-cash capital accruals of $2.9 million that are a component of working capital changes in the statement of cash flows.
     Bank Credit Facility — We have a secured revolving credit facility with a group of banks pursuant to an amended and restated credit agreement dated March 2, 2006, as further amended. The credit facility matures January 31, 2012 and is subject to a borrowing base which is redetermined periodically. The outstanding principal balance of loans under the credit facility may not exceed the borrowing base. The most recent borrowing base redetermination concluded in April 2010 when the credit facility was amended to:
•	Increase the borrowing base by $150.0 million to $950.0 million until the next redetermination under the credit agreement,

•	Reschedule the regular periodic borrowing base redeterminations to begin in February and August of each year,

•	Give the lenders an option to redetermine the borrowing base upon termination of hedge contracts with more than six months remaining in their original nominal term,

•	Increase the maximum permitted ratio of total debt to EBITDA (as defined in the credit agreement) to 3.5 to 1.0 from 2.5 to 1.0, and

•	Give us optionality to issue before January 1, 2011 up to $400.0 million in additional unsecured debt with a non-default interest rate of up to 13% per annum (plus a maximum default rate of 3%) and a scheduled maturity date no earlier than March 2, 2015. Upon closing such a debt issuance, the borrowing base automatically would reduce by 25% of the aggregate principal amount of the debt issued until otherwise redetermined under the credit agreement.
     As of March 31, 2010, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $800.0 million. As of March 31, 2010, there were $332.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of our offshore fields. As of March 31, 2010, after accounting for the $4.7 million of letters of credit, we had $463.3 million available to borrow under the credit facility.
     Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. At March 31, 2010, when borrowings at both LIBOR and prime-based rates were outstanding, the blended interest rate was 2.6% on all amounts borrowed. During the three months ended March 31, 2010, the commitment fee on unused capacity was 0.5% per annum.
     The credit facility subjects us to various restrictive covenants and contains other usual and customary terms and conditions, including limits on additional debt, cash dividends and other restricted payments, liens, investments, asset dispositions, mergers and speculative hedging. As of March 31, 2010, financial covenants under the credit facility required us to, among other things:
•	maintain a ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities of not less than 1.0 to 1.0; and

•	maintain a ratio of total debt to EBITDA (as defined in the credit agreement) of not more than 2.5 to 1.0.
We were in compliance with these covenants as of March 31, 2010 when the ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities was 2.04 to 1.0 and the ratio of total debt to EBITDA was 2.07 to 1.0.
     Our payment and performance of our obligations under the credit facility (including any obligations under commodity and interest rate hedges entered into with facility lenders) are secured by liens upon substantially all of the assets of us and our subsidiaries, except our Canadian subsidiary, and guaranteed by our subsidiaries, other than Mariner Energy Resources, Inc. which is a co-borrower, and our Canadian subsidiary.
     Senior Notes — In 2009, we sold and issued $300.0 million aggregate principal amount of our 11 3/4% senior notes due 2016 (the “11 3/4% Notes”). In 2007, we sold and issued $300.0 million aggregate principal amount of our 8% senior notes due 2017 (the “8% Notes”). In 2006, we sold and issued $300.0 million aggregate principal amount of our 7 1/2% senior notes due 2013 (the “7 1/2% Notes” and together with the 11 3/4% Notes and the 8% Notes, the “Notes”). The Notes are governed by indentures that are substantially identical for each series. The Notes are senior unsecured obligations of Mariner. The 11 3/4% Notes mature on June 30, 2016 with interest payable on June 30 and December 30 of each year beginning December 30, 2009. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. We and our restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. We were in compliance with the financial covenants under the Notes as of March 31, 2010.
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
     2010 Capital Expenditures. We anticipate that our base operating capital expenditures for 2010 will be approximately $728.0 million (excluding hurricane-related expenditures and acquisitions). This amount includes our net exposure of approximately $62.8 million as a result of being the apparent high bidder on 45 blocks at the March 2010 MMS Central Gulf of Mexico Lease Sale 213. There is significant potential for increase or decrease in our capital expenditure budget depending upon drilling success, acquisition opportunities and cash flow during the year, subject to our obligations under the Merger Agreement not to exceed the budget by more the $50.0 million in the aggregate without Apache’s prior written consent. Approximately 65% of the base operating capital program is planned to be allocated to development activities, 28% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we estimate additional hurricane-related costs of

$44.5 million during 2010 related to Hurricane Ike that we believe are substantially covered under applicable insurance. Complete recovery or settlement is not expected to occur during the next 12 months.
     Future Capital Resources. Our anticipated sources of liquidity in the future are as follows:
•	cash flow from operations in future periods;

•	proceeds under our bank credit facility;

•	proceeds from insurance policies relating to hurricane repairs; and

•	proceeds from future capital markets transactions as needed.
     Historically, we generally have tailored our operating capital program (exclusive of hurricane-related expenditures and acquisitions) within our projected operating cash flow so that our operating capital requirements were largely self-funding. In 2010, we anticipate that this program will exceed our projected operating cash flow due primarily to accelerated development of our long-lived, oily Permian Basin properties, and development of two deepwater discoveries and our unconventional resource portfolio. Based on our current operating plan and assumed price case, our expected cash flow from operations and continued access to our bank credit facility allows us ample liquidity to conduct our operations as planned for the foreseeable future. We generally expect to fund future acquisitions on a case by case basis through a combination of bank debt and capital markets activities, subject to our obligations under the Apache Merger Agreement.
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
Off-Balance Sheet Arrangements
     Letters of Credit — Our bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of March 31, 2010, four such letters of credit totaling $4.7 million were outstanding.
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
     During the three months ended March 31, 2010, we recorded a net asset for the increase in the fair value of our derivative financial instruments of $61.9 million, principally due to the decrease in natural gas and oil commodity prices below our swap prices. The increase was comprised of an increase in accumulated other comprehensive income of approximately $37.8 million, net of income taxes of $21.1 million, approximately $1.9 million of unfavorable cash hedging settlements during the period reflected in natural gas and oil revenues and an unrealized, non-cash gain due to hedging ineffectiveness under GAAP of approximately $2.5 million reflected in natural gas revenues.
     We expect the continued volatility of natural gas and oil commodity prices will have a material impact on the fair value of our derivatives positions. It is our intent to hold all of our derivatives positions to maturity such that realized gains or losses are generally recognized in income when the hedged natural gas or oil is produced and sold. While the derivatives settlements may decrease (or increase) our effective price realized, the ultimate settlement of our derivatives positions is not expected to materially adversely affect our liquidity, results of operations or cash flows.
Recent Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board issued authoritative guidance which requires additional information to be disclosed principally in respect of Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Early adoption is allowed. We adopted the standard effective January 1, 2010. The adoption did not have a material impact on our consolidated financial position, cash flows or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Prices and Related Hedging Activities
     Our major market risk exposure continues to be the prices applicable to our natural gas and oil production. The sales price of our production is primarily driven by the prevailing market price. Historically, prices received for our natural gas and oil production have been volatile and unpredictable. Hypothetically, if production levels were to remain at 2010 levels, a 10% increase in commodity prices from those as of March 31, 2010 would increase our cash flow by approximately $24.0 million for the three months ended March 31, 2010.
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
     On January 29, 2009, we liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to us of $10.0 million and installment payments of $13.5 million to be paid monthly to us through 2009. Since, at the time of liquidation, the forecasted sales of crude oil volumes were still expected to occur, the accumulated losses through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income. These accumulated losses were reclassified to oil revenues throughout 2009 as the physical transactions occurred. Additionally, all changes in the value of these derivative contracts subsequent to January 29, 2009 were also reclassified monthly from accumulated other comprehensive income to current period oil revenues. The table below reflects these reclassifications for the three months ended March 31, 2009.
     Derivative gains and losses are recorded by commodity type in oil and natural gas revenues in the Condensed Consolidated Statements of Operations. The effects on our oil and gas revenues from our hedging activities were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash (Loss) Gain on Settlements (1)	$(1,885)	$57,457
Reclassification of Liquidated Swaps (2)	—	6,523
Gain (Loss) on Hedge Ineffectiveness (1) (3)	2,458	(179)

Total	$573	$63,801

(1)	Designated as cash flow hedges pursuant to accounting for derivatives and hedging under GAAP.

(2)	Net gain realized in 2009 on liquidated crude oil fixed price swaps that do not qualify for hedge accounting.

(3)	Unrealized gain (loss) recognized in natural gas revenue related to the ineffective portion of open contracts that are not eligible for deferral under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of March 31, 2010, we had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset/(Liability)
			(In thousands)
Natural Gas (MMbtus)
April 1 — December 31, 2010	32,209,145	$5.56	$42,026
January 1 — December 31, 2011	29,389,843	$5.79	13,340
January 1 — December 31, 2012	22,338,802	$6.11	6,705
January 1 — December 31, 2013	5,840,000	$6.76	3,744
Crude Oil (Bbls)
April 1—December 31, 2010	2,454,866	$73.92	(26,461)
January 1 — December 31, 2011	1,978,364	$79.33	(12,842)
January 1 — December 31, 2012	494,100	$80.76	(2,665)
January 1 — December 31, 2013	408,800	$82.81	(1,508)

Total			$22,339

     We have reviewed the financial strength of our counterparties and believe the credit risk associated with these swaps to be minimal. Hedges with counterparties that are lenders under our bank credit facility are secured under the bank credit facility.
     As of March 31, 2010, we expect to realize within the next 12 months a net gain of approximately $14.7 million resulting from hedging activities that are currently recorded in accumulated other comprehensive income. The net hedging gain is expected to be realized as a decrease of $31.7 million to oil revenues and an increase of $46.4 million to natural gas revenues.
     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on January 31, 2012, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. As of March 31, 2010, the blended interest rate on our outstanding bank debt was 2.6%. If the balance of our bank debt at March 31, 2010 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.2 million per quarter.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of March 31, 2010 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting
     There were no changes that occurred during the quarter ended March 31, 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Please refer to Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
     On April 14, 2010, we entered into a definitive merger agreement pursuant to which we would be acquired by Apache Corporation.
     Failure to complete the merger or delays in completing the merger could negatively affect our stock price and future businesses and operations.
     There is no assurance that we will be able to consummate the merger. If the merger is not completed for any reason, we may be subject to a number of risks, including the following:
•	we will not realize the benefits expected from the merger, including a potentially enhanced financial and competitive position;

•	the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception of us by the stock market and cause a decline in the market price of our common stock;

•	certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed, and we may be required to pay substantial fees to Apache if the merger agreement is terminated under specified circumstances; and

•	we would continue to face the risks that we currently face as an independent company.
          Delays in completing the merger could exacerbate uncertainties concerning the effect of the merger, which may have an adverse effect on our business following the merger and could defer or detract from the realization of the benefits expected to result from the merger.
     There may be substantial disruption to our business and distraction of our management and employees as a result of the merger.
     There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.
     Business uncertainties and contractual restrictions while the merger is pending may have an adverse effect on us.
     Uncertainty about the effect of the merger on employees, suppliers, partners, regulators, and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the merger is consummated and could cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us or seek to change existing business relationships with us. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions without Apache’s approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

     The merger agreement restricts our ability to pursue alternatives to the merger.
     The merger agreement contains “no shop” provisions that, subject to limited fiduciary exceptions, restrict our ability to initiate, solicit, encourage or facilitate, discuss, negotiate or accept a competing third party proposal to acquire all or a significant part of us. Further, there are only a limited number of exceptions that would allow our board of directors to withdraw or change its recommendation to holders of our common stock that they vote in favor of the adoption of the merger agreement. If our board of directors were to take such actions as permitted by the merger agreement, doing so in specified situations could entitle Apache to terminate the merger agreement and to be paid a termination fee of $67.0 million. These restrictions could deter a potential acquiror from proposing an alternative transaction.
     Gulf of Mexico Oil Spill
     On April 20, 2010 while working on an exploratory well approximately 50 miles offshore Louisiana in the Gulf of Mexico, the semi-submersible drilling rig Deepwater Horizon experienced an explosion and fire, and later sank, resulting in a significant oil spill. There may be related changes in laws and regulations, moratoriums on offshore exploration and development activities, increases in insurance costs or decreases in the availability of insurance, any of which could adversely affect our cost of operations and ability to explore for, develop or produce hydrocarbons, and in turn have a material adverse effect on our financial condition and results of operations. For example, on May 6, 2010, the Secretary of the United States Department of the Interior (DOI) announced that, as a result of the Deepwater Horizon incidents, no applications for drilling permits for new offshore drilling activity will go forward until the DOI completes the safety review process that President Obama requested. The DOI indicated that it would deliver its report to the President by May 28, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
January 1, 2010 to January 31, 2010 (1)	40,516	$15.41	—	—
February 1, 2010 to February 28, 2010 (1)	60,962	$15.23	—	—
March 1, 2010 to March 31, 2010 (1)	42,521	$14.99	—	—

Total	143,999	$15.21	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 6. Exhibits

Number	Description

2.1*	Agreement and Plan of Merger dated as of April 14, 2010 by and among Apache Corporation, ZMZ Acquisitions LLC and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 16, 2010).

2.2*	Purchase and Sale Agreement, dated as of December 9, 2009, by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company, Miller Exploration Company, Edge Petroleum Operating Company, Inc., Edge Petroleum Production Company, Miller Oil Corporation, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on January 5, 2010).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Certificate of Designations of Series A Junior Participating Preferred Stock of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.1 to Mariner’s Form 8-K filed on October 14, 2008).

3.3*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 16, 2009).

4.2*	First Supplemental Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on June 16, 2009).

4.3*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.4*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.5*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.6*	Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.7*	Amendment to Rights Agreement dated as of April 14, 2010, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 16, 2010).

4.8*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.9*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

Number	Description

4.10*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.11*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.12*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.13*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.14*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

4.15*	Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).

4.16*	Amendment No. 8 and Consent, dated as of March 24, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 27, 2009).

4.17*	Amendment No. 9, dated as of June 2, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 2, 2009).

4.18*	Amendment No. 10, dated as of August 25, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2009).

4.19*	Amendment No. 11, dated as of April 8, 2010, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank, N.A. (f/k/a Union Bank of California, N.A.), as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 8, 2010).

10.1*	Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc. (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on June 9, 2009).

10.2*	Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner Gulf of Mexico LLC, MC Beltway 8 LLC and Mariner LP LLC (incorporated by reference to Exhibit 1.2 to Mariner’s Form 8-K filed on June 9, 2009).

Number	Description

10.3*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.4*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.5*	Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan, effective as of May 11, 2009 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on May 12, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2010.

Mariner Energy, Inc.
By:	/s/ Scott D. Josey
Scott D. Josey,
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Jesus G. Melendrez
Jesus G. Melendrez,
Senior Vice President, Chief Commercial Officer, Acting Chief Financial Officer and Treasurer

Exhibit Index

Number	Description

2.1*	Agreement and Plan of Merger dated as of April 14, 2010 by and among Apache Corporation, ZMZ Acquisitions LLC and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 16, 2010).

2.2*	Purchase and Sale Agreement, dated as of December 9, 2009, by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company, Miller Exploration Company, Edge Petroleum Operating Company, Inc., Edge Petroleum Production Company, Miller Oil Corporation, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on January 5, 2010).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Certificate of Designations of Series A Junior Participating Preferred Stock of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.1 to Mariner’s Form 8-K filed on October 14, 2008).

3.3*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 16, 2009).

4.2*	First Supplemental Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on June 16, 2009).

4.3*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.4*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.5*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.6*	Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.7*	Amendment to Rights Agreement dated as of April 14, 2010, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 16, 2010).

4.8*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.9*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

Number	Description

4.10*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.11*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.12*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.13*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.14*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

4.15*	Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).

4.16*	Amendment No. 8 and Consent, dated as of March 24, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 27, 2009).

4.17*	Amendment No. 9, dated as of June 2, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 2, 2009).

4.18*	Amendment No. 10, dated as of August 25, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2009).

4.19*	Amendment No. 11, dated as of April 8, 2010, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank, N.A. (f/k/a Union Bank of California, N.A.), as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 8, 2010).

10.1*	Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc. (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on June 9, 2009).

10.2*	Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner Gulf of Mexico LLC, MC Beltway 8 LLC and Mariner LP LLC (incorporated by reference to Exhibit 1.2 to Mariner’s Form 8-K filed on June 9, 2009).

Number	Description

10.3*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.4*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.5*	Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan, effective as of May 11, 2009 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on May 12, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.