Form 10-Q
period 2010-06-30
MARINER ENERGY INC
filed 2010-08-06
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     As of July 31, 2010, there were 103,137,493 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Unaudited Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2010 and 2009	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	48
PART II
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 6. Exhibits	53
Items 1, 3, 4 and 5 are not applicable and have been omitted.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Unaudited Condensed Consolidated Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,656	$8,919
Receivables, net of allowances of $1,024 and $3,408 as of June 30, 2010 and December 31, 2009, respectively	135,486	148,725
Insurance receivables	7,681	8,452
Derivative financial instruments	25,792	2,239
Intangible assets	12,676	22,615
Prepaid expenses and other	27,126	11,667
Deferred income tax	—	9,704

Total current assets	216,417	212,321
Property and Equipment:
Proved oil and gas properties, full cost method	5,420,608	5,117,273
Unproved properties, not subject to amortization	439,604	292,237

Total oil and gas properties	5,860,212	5,409,510
Other property and equipment	56,202	55,695
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(3,059,123)	(2,884,411)
Other property and equipment	(10,039)	(8,235)

Total accumulated depreciation, depletion and amortization	(3,069,162)	(2,892,646)

Total property and equipment, net	2,847,252	2,572,559
Derivative Financial Instruments	19,154	902
Deferred Income Tax	—	12,491
Other Assets, net of amortization	83,772	68,932

TOTAL ASSETS	$3,166,595	$2,867,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$8,805	$3,579
Accrued liabilities	139,923	137,206
Accrued capital costs	139,404	140,941
Deferred income tax	6,447	—
Abandonment liability	86,799	54,915
Accrued interest	8,171	8,262
Derivative financial instruments	7,606	27,708

Total current liabilities	397,155	372,611
Long-Term Liabilities:
Abandonment liability	308,443	362,972
Deferred income tax	10,306	—
Derivative financial instruments	—	15,017
Long-term debt	1,458,564	1,194,850
Other long-term liabilities	35,475	38,800

Total long-term liabilities	1,812,788	1,611,639

Commitments and Contingencies (see Note 9)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 103,140,173 shares issued and outstanding at June 30, 2010; 180,000,000 shares authorized, 101,806,825 shares issued and outstanding at December 31, 2009	10	10
Additional paid-in capital	1,266,081	1,257,526
Accumulated other comprehensive income (loss)	22,220	(25,955)
Accumulated deficit	(331,659)	(348,626)

Total stockholders’ equity	956,652	882,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,166,595	$2,867,205

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Natural gas	$92,414	$142,363	$209,926	$295,701
Oil	96,496	78,954	192,135	139,879
Natural gas liquids	20,166	8,193	47,826	14,662
Other revenues	1,696	2,460	3,998	25,064

Total revenues	210,772	231,970	453,885	475,306

Costs and Expenses:
Lease operating expense	59,710	47,092	112,653	100,491
Severance and ad valorem taxes	6,101	3,730	13,020	7,262
Transportation expense	4,401	4,575	10,090	9,159
General and administrative expense	23,859	21,122	51,439	38,533
Depreciation, depletion and amortization	94,127	100,282	194,630	195,087
Full cost ceiling test impairment	—	—	—	704,731
Other miscellaneous expense	807	2,758	3,496	10,767

Total costs and expenses	189,005	179,559	385,328	1,066,030

OPERATING INCOME (LOSS)	21,767	52,411	68,557	(590,724)

Other Income (Expense):
Interest income	634	302	769	387
Interest expense, net of amounts capitalized	(19,885)	(16,972)	(40,348)	(31,374)

Income (Loss) Before Taxes	2,516	35,741	28,978	(621,711)
(Provision) Benefit for Income Taxes	(812)	(18,528)	(12,011)	214,806

NET INCOME (LOSS)	$1,704	$17,213	$16,967	$(406,905)

Net Income (Loss) per share:
Basic	$0.02	$0.19	$0.17	$(4.50)
Diluted	$0.02	$0.19	$0.17	$(4.50)
Weighted average shares outstanding:
Basic	101,371,705	91,798,761	101,182,367	90,339,810
Diluted	102,631,715	92,152,933	102,362,050	90,339,810
The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
For the six months ended June 30, 2010 and 2009

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common	Stock	Paid-In-	Income/	Accumulated	Stockholders’
	Stock	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2009	101,807	$10	$1,257,526	$(25,955)	$(348,626)	$882,955

Common shares issued — restricted stock	1,616	—	—	—	—	—
Treasury stock bought and cancelled on same day	(292)	—	(5,656)	—	—	(5,656)
Forfeiture of restricted stock	(12)	—	—	—	—	—
Share-based compensation	—	—	13,971	—	—	13,971
Stock options exercised	21	—	240	—	—	240
Comprehensive income:
Net income	—	—	—	—	16,967	16,967
Change in fair value of derivative hedging instruments — net of income taxes of $31,823	—	—	—	57,013	—	57,013
Hedge settlements reclassified to income — net of income taxes of $(4,858)	—	—	—	(8,675)	—	(8,675)
Foreign currency translation adjustment	—	—	—	(163)	—	(163)

Total comprehensive income	—	—	—	48,175	16,967	65,142

Balance at June 30, 2010	103,140	$10	$1,266,081	$22,220	$(331,659)	$956,652

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common	Stock	Paid-In-	Income/	Accumulated	Stockholders’
	Stock	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2008	88,846	$9	$1,071,347	$78,181	$(29,217)	$1,120,320

Common shares issued — equity offering	11,500	1	159,673	—	—	159,674
Common shares issued — restricted stock	1,689	—	—	—	—	—
Treasury stock bought and cancelled on same day	(167)	—	(1,891)	—	—	(1,891)
Forfeiture of restricted stock	(20)	—	—	—	—	—
Share-based compensation	—	—	14,143	—	—	14,143
Stock options exercised	—	—	5	—	—	5
Comprehensive loss:
Net loss	—	—	—	—	(406,905)	(406,905)
Change in fair value of derivative hedging instruments — net of income taxes of $26,725	—	—	—	46,876	—	46,876
Hedge settlements reclassified to income — net of income taxes of $(48,138)	—	—	—	(86,063)	—	(86,063)

Total comprehensive loss	—	—	—	(39,187)	(406,905)	(446,092)

Balance at June 30, 2009	101,848	$10	$1,243,277	$38,994	$(436,122)	$846,159

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months
	Ended June 30,
	2010	2009
Operating Activities:
Net income (loss)	$16,967	$(406,905)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	12,011	(214,806)
Depreciation, depletion and amortization	194,630	195,087
Ineffectiveness of derivative instruments	(1,620)	3
Full cost ceiling test impairment	—	704,731
Share-based compensation	11,840	12,208
Derivative financial instruments	—	(10,269)
Other	2,312	483
Changes in operating assets and liabilities:
Receivables	13,378	66,302
Insurance receivables	771	4,347
Cash from liquidation of hedges	—	20,519
Prepaid expenses and other	(34,199)	(9,053)
Intangible assets	939	1,001
Accounts payable and accrued liabilities	(18,796)	(25,917)

Net cash provided by operating activities	198,233	337,731

Investing Activities:
Acquisitions and additions to oil and gas properties	(455,049)	(318,625)
Additions to other property and equipment	(507)	(616)

Net cash used in investing activities	(455,556)	(319,241)

Financing Activities:
Credit facility borrowings	456,000	261,221
Credit facility repayments	(193,000)	(691,221)
Repurchase of stock	(5,656)	(1,891)
Debt redetermination costs	(1,524)	(2,300)
Debt offering costs	—	(5,282)
Proceeds from equity offering	—	160,138
Proceeds from debt issuance	—	291,279
Proceeds from exercise of stock options	240	5

Net cash provided by financing activities	256,060	11,949

(Decrease) Increase in Cash and Cash Equivalents	(1,263)	30,439
Cash and Cash Equivalents at Beginning of Period	8,919	3,209

Cash and Cash Equivalents at End of Period	$7,656	$33,648

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$35,737	$28,765
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
     Principles of Consolidation — Mariner’s condensed consolidated financial statements as of and for the period ended June 30, 2010 and consolidated financial statements as of and for the period ended December 31, 2009 include its accounts and the accounts of its subsidiaries. All inter-company balances and transactions have been eliminated.
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
     The Company had no uncertain tax positions during the six months ended June 30, 2010 or for the year ended December 31, 2009.
     Recent Accounting Pronouncements — In July 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, an entity is required to disclose credit quality indicators, past due information, and modifications of its financing receivables. These disclosures are intended to help financial statement users assess an entity’s credit risk exposures and evaluate the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company is currently evaluating the potential impact of adopting the guidance.

Mariner will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2010.
     In April 2010, the FASB issued authoritative guidance which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it otherwise qualifies as equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the potential impact of adopting the guidance.
     In February 2010, the FASB issued authoritative guidance which requires additional information to be disclosed principally in respect of Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The Company adopted the standard effective January 1, 2010. The adoption did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.
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

	For the Three Months	For the Six Months
	Ended June 30, 2009
	(In thousands, except per share amounts)
Pro Forma:
Revenue	$244,123	$511,944
Net income (loss) available to common stockholders	$8,238	$(491,113)
Basic income (loss) per share	$0.09	$(5.44)
Diluted income (loss) per share	$0.09	$(5.44)

3. Long-Term Debt
     As of June 30, 2010 and December 31, 2009, the Company’s long-term debt was as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Bank credit facility	$568,000	$305,000
7 1/2% Senior Notes, due April 15, 2013, net of discount	298,410	298,125
8% Senior Notes, due May 15, 2017	300,000	300,000
11 3/4% Senior Notes, due June 30, 2016, net of discount	292,154	291,725

Total long-term debt	$1,458,564	$1,194,850

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
     As of June 30, 2010, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $950.0 million. As of June 30, 2010, there were $568.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of the Company’s offshore fields. As of June 30, 2010, after accounting for the $4.7 million of letters of credit, the Company had $377.3 million available to borrow under the credit facility.
     Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at the Company’s option, plus a specified margin. At June 30, 2010, when borrowings at both LIBOR and prime-based rates were outstanding, the blended interest rate was 2.92% on all amounts borrowed. During the six months ended June 30, 2010, the commitment fee on unused capacity was 0.5% per annum. Commitment fees are included in “Accrued interest” in the Condensed Consolidated Balance Sheets in Item 1 of Part I of this Quarterly Report.
     The credit facility subjects the Company to various restrictive covenants and contains other usual and customary terms and conditions, including limits on additional debt, cash dividends and other restricted payments, liens, investments, asset dispositions, mergers and speculative hedging. Financial covenants under the credit facility require the Company to, among other things:
•	maintain a ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities of not less than 1.0 to 1.0; and

•	maintain a ratio of total debt to EBITDA (as defined in the credit agreement) of not more than 3.5 to 1.0.
     The Company was in compliance with these covenants as of June 30, 2010 when the ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities was 1.92 to 1.0 and the ratio of total debt to EBITDA was 2.6 to 1.0.
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
     Senior Notes — In 2009, the Company sold and issued $300.0 million aggregate principal amount of its 11 3/4% senior notes due 2016 (the “11 3/4% Notes”). In 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% senior notes due 2017 (the “8% Notes”). In 2006, the Company sold and issued $300.0 million aggregate principal amount of its 7 1/2% senior notes due 2013 (the “7 1/2% Notes” and together with the 11 3/4% Notes and the 8% Notes, the “Notes”). The Notes are governed by indentures that are substantially identical for each series. The Notes are senior unsecured obligations of the Company. The 11 3/4% Notes mature on June 30, 2016 with interest payable on June 30 and December 30 of each year beginning December 30, 2009. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. The Company and its restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. The Company was in compliance with the financial covenants under the Notes as of June 30, 2010.
     Capitalized Interest — For the three-month periods ended June 30, 2010 and 2009, capitalized interest totaled $6.2 million and $3.0 million, respectively. For the six-month periods ended June 30, 2010 and 2009, capitalized interest totaled $11.5 million and $5.2 million, respectively.
4. Stockholders’ Equity
     Common Stock Offering – On June 10, 2009, the Company sold and issued 11.5 million shares of its common stock, par value $.0001 per share, at a public offering price of $14.50 per share in an underwritten offering registered under the 1933 Act. The total sold included 1.5 million shares issued upon full exercise of the underwriters’ overallotment option. Net offering proceeds, after deducting underwriters’ discounts and estimated offering expenses but before giving effect to the underwriters’ reimbursement of up to $0.5 million for offering expenses, were approximately $159.2 million. The Company used net offering proceeds to repay debt under its bank credit facility.
5. Oil and Gas Properties
     The Company’s oil and gas properties are accounted for using the full cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including eligible general and administrative costs (“G&A”). G&A costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs, coupled with the Company’s estimated asset retirement obligations recorded in accordance with accounting for asset retirement and environmental obligations under GAAP, are included in the amortization base and amortized to expense using the unit-of-production method. Amortization is calculated based on estimated proved oil and gas reserves. Proceeds from the sale or disposition of oil and gas properties are applied to reduce net capitalized costs unless the sale or disposition causes a significant change in the relationship between costs and the estimated value of proved reserves. For the three-month periods ended June 30, 2010 and 2009, capitalized G&A totaled $7.2 million and $5.3 million, respectively. For the six-month periods ended June 30, 2010 and 2009, capitalized G&A totaled $13.8 million and $10.3 million, respectively.
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
     At June 30, 2010 and June 30, 2009 the ceiling limit exceeded the net capitalized costs of the Company’s proved oil and gas properties and no impairment was recorded. The ceiling limit of its proved reserves at June 30, 2010 was calculated based upon 12-month average prices of $4.10 per Mcf for gas and $75.76 per barrel for oil, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. The ceiling limit of its proved reserves at June 30, 2009 was calculated based upon quoted market prices of $3.89 per Mcf for gas and $70.00 per barrel for oil. The Company may be required to recognize non-cash impairment charges in future reporting periods if average 12-month market prices for oil and natural gas were to decline. At June 30, 2010, the Company had 78,168,919 MMbtus of natural gas and 4,476,544 Bbls of oil of future production hedged.
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
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation:

(In thousands)
Abandonment liability as of January 1, 2010 (1)	$417,887
Liabilities incurred	1,092
Liabilities settled	(26,111)
Accretion expense	18,113
Revisions to previous estimates	(15,739)

Abandonment liability as of June 30, 2010 (2)	$395,242

(1)	Includes $54.9 million classified as a current liability at January 1, 2010.

(2)	Includes $86.8 million classified as a current liability at June 30, 2010.
7. Share-Based Compensation
     Applicable Plans — In May 2009, the Company’s stockholders approved the Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) in which the Company’s directors, employees and consultants are eligible to participate. Awards of up to an aggregate 12,500,000 shares of the Company’s common stock may be made under the Stock Incentive Plan in the form of incentive stock options, non-

qualified stock options or restricted stock. Restricted common stock and non-qualified stock options are outstanding under the Stock Incentive Plan. Options to purchase the Company’s common stock granted to certain employees in connection with a March 2006 merger transaction also are outstanding but are not governed by the Stock Incentive Plan (“Rollover Options”).
     Plan Activity — The Company recorded total compensation expense related to restricted stock and stock options of $7.1 million and $7.3 million for the three-month periods ended June 30, 2010 and 2009, respectively and $14.0 million and $14.1 million for the six-month periods ended June 30, 2010 and 2009, respectively. Unrecognized compensation expense at June 30, 2010 for the unvested portion of restricted stock granted under the Stock Incentive Plan was $53.4 million and for unvested options was $0.
     Share-based compensation, including restricted stock and options under each of the Company’s plans, for the periods reflected was as follows:

	Three Months		Six Months
	Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Share-based compensation included in:
General and administrative expense	$5,949	$6,284	$11,840	$12,208
Oil and natural gas properties under full cost method	1,131	1,081	2,131	1,935

Total share-based compensation	$7,080	$7,365	$13,971	$14,143

     Share-based compensation charged to earnings for the periods reflected was as follows:

	Three Months		Six Months
	Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Charged to earnings	$5,949	$6,284	$11,840	$12,208
Tax benefit	(2,308)	(2,269)	(4,594)	(4,358)

	$3,641	$4,015	$7,246	$7,850

     The following table presents a summary of stock option activity under the Stock Incentive Plan and under Rollover Options for the six months ended June 30, 2010:

		Weighted
		Average	Aggregate Intrinsic
		Exercise	Value (1)
	Shares	Price	(In thousands)
Outstanding at January 1, 2010	644,160	$13.88	$4,896
Granted	—	—	—
Exercised	(20,860)	11.52	(208)
Forfeited	(1,600)	14.00	(12)

Outstanding and exercisable at June 30, 2010	621,700	13.96	$4,676

(1)	Based upon the difference between the closing price per share of Mariner’s common stock on June 30, 2010 of $21.48 and the option exercise price of in-the-money options.

     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of June 30, 2010 and 2009, respectively, and changes during the six-month periods then ended is as follows:

	Restricted Shares under
	Stock Incentive Plan
	June 30,
	2010	2009
Total unvested shares at beginning of period: January 1	3,660,265	2,697,926
Shares granted (1)	1,616,254	1,689,342
Shares vested	(931,612)	(562,798)
Shares forfeited (2)	(11,776)	(20,426)

Total unvested shares at end of period: June 30	4,333,131	3,804,044

Available for future grant as options or restricted stock	5,759,936	7,028,732

(1)	Includes 121,022 shares granted during the three months ended June 30, 2010 and 4,741 shares granted during the six months ended June 30, 2009 under the Stock Incentive Plan’s 2008 Long-Term Performance-Based Restricted Stock Program discussed below.

(2)	Includes 4,741 shares forfeited in each of the six months ended June 30, 2010 and 2009 under the Stock Incentive Plan’s 2008 Long-Term Performance-Based Restricted Stock Program.
     The following table summarizes the status under the provisions for accounting for stock compensation under GAAP of the Company’s restricted stock, including long-term performance based restricted stock, at June 30, 2010 and the changes during the six months then ended:

				Weighted
			Aggregate	Average
	Equity	Weighted	Intrinsic	Remaining
	Instruments	Average	Value	Contractual
	(thousands)	Fair Value	($ thousands)	Life (Years)
Unvested at January 1, 2010	3,660,265	$21.51	$78,734
Granted	1,616,254	15.22	24,598
Vested	(931,612)	17.60	(16,401)
Forfeited	(11,776)	15.34	(181)

Unvested at June 30, 2010	4,333,131	20.02	$86,750	6.09

     Long-Term Performance-Based Restricted Stock Program — In June 2008, Mariner’s board of directors adopted a Long-Term Performance-Based Restricted Stock Program (the “Program”) under the Stock Incentive Plan. Shares of restricted common stock subject to the Program were granted in 2008, 2009 and 2010. Vesting of these shares is contingent, begins upon satisfaction of specified thresholds of $38.00 and $46.00 for the market price per share of Mariner’s common stock, and continues in installments over five to seven years thereafter, assuming, in most instances, continued employment by Mariner. The fair value of restricted stock grants made under the Program is estimated using a Monte Carlo simulation. For the three months and six months ended June 30, 2010, stock-based compensation expense related to these restricted stock grants totaled $2.1 million and $4.4 million, respectively.
     Weighted average fair values and valuation assumptions used to value Program grants for the quarter ended June 30, 2010 are as follows:

Quarter Ended
June 30, 2010
Weighted average fair value of grants	$16.02
Expected volatility	60.24%
Risk-free interest rate	4.20%
Dividend yield	0.00%
Expected life	10 years
     Expected volatility is calculated based on the average historical stock price volatility of Mariner and a peer group as of June 30, 2010. The peer group consisted of the following seven independent oil and gas exploration and production companies: ATP Oil & Gas Corporation, Callon Petroleum Co., Energy Partners, Ltd., McMoRan Exploration Co., Plains Exploration & Production Company, Stone Energy Corporation and W&T Offshore, Inc.

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
     On January 29, 2009, the Company liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to Mariner of $10.0 million and installment payments of $13.5 million to be paid monthly to Mariner through 2009. On April 16, 2009, the Company received a $10.5 million cash settlement on the hedges that were settled in monthly installments at January 29, 2009. Since, at the time of liquidation, the forecasted sales of crude oil volumes were still expected to occur, the accumulated losses through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income. These accumulated losses were reclassified to oil revenues throughout 2009 as the physical transactions occurred. Additionally, all changes in the value of these derivative contracts subsequent to January 29, 2009 were also reclassified monthly from accumulated other comprehensive income to current period oil revenues. The table below reflects these reclassifications for the three months and six months ended June 30, 2009.
     Derivative gains and losses are recorded by commodity type in oil and gas revenues in the Condensed Consolidated Statements of Operations. The effects on the Company’s oil and gas revenues from its hedging activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Cash Gain on Settlements (1)	$13,798	$63,547	$11,913	$121,004
Reclassification of Liquidated Swaps (2)	—	6,677	—	13,200
(Loss) Gain on Hedge Ineffectiveness (3)	(838)	176	1,620	(3)

Total	$12,960	$70,400	$13,533	$134,201

(1)	Designated as cash flow hedges pursuant to accounting for derivatives and hedging under GAAP.

(2)	Net gain realized in 2009 on liquidated crude oil fixed price swaps that do not qualify for hedge accounting.

(3)	Unrealized (loss) gain recognized in natural gas revenue related to the ineffective portion of open contracts designated as cash flow hedges that are not eligible for deferral under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale.

     As of June 30, 2010, the Company had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset/(Liability)
			(In thousands)
Natural Gas (MMbtus)
July 1 — December 31, 2010	20,600,274	$5.56	$15,297
January 1 — December 31, 2011	29,389,843	$5.79	13,430
January 1 — December 31, 2012	22,338,802	$6.11	9,267
January 1 — December 31, 2013	5,840,000	$6.76	4,795
Crude Oil (Bbls)
July 1 — December 31, 2010	1,595,280	$73.64	(5,179)
January 1 — December 31, 2011	1,978,364	$79.33	(275)
January 1 — December 31, 2012	494,100	$80.76	(199)
January 1 — December 31, 2013	408,800	$82.81	204

Total			$37,340

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
     As of June 30, 2010, the Company expects to realize within the next 12 months a net gain of approximately $18.2 million resulting from hedging activities that are currently recorded in accumulated other comprehensive income. The net hedging gain is expected to be realized as a decrease of $8.0 million to oil revenues and an increase of $26.2 million to natural gas revenues.
Additional Disclosures about Derivative Instruments and Hedging Activities
     At June 30, 2010 and December 31, 2009, the Company had derivative financial instruments under GAAP recorded in its consolidated balance sheets as set forth below (in thousands). The fair values are recorded by netting asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. See Note 12, “Fair Value Measurement” for information regarding the methods and assumptions used to estimate the fair values of the Company’s derivative financial instruments.

	Fair Value of Derivative Contracts
	Asset Derivatives
	June 30, 2010		December 31, 2009
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value
Derivatives designated as cash flow hedging contracts
Fixed Price Swaps	Current Assets: Derivative financial instruments	$25,792	Current Assets: Derivative financial instruments	$2,239
	Long-Term Assets: Derivative Financial Instruments	19,154	Long-Term Assets: Derivative Financial Instruments	902

	Total:	$44,946	Total:	$3,141

	Fair Value of Derivative Contracts
	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value
Derivatives designated as cash flow hedging contracts
Fixed Price Swaps	Current Liabilities: Derivative financial instruments	$7,606	Current Liabilities: Derivative financial instruments	$27,708
	Long-Term Liabilities: Derivative financial instruments	—	Long-Term Liabilities: Derivative financial instruments	15,017

	Total:	$7,606	Total:	$42,725

     For the three months ended June 30, 2010 and 2009, the effect on income (loss) of derivative financial instruments under GAAP was as follows (in thousands):

	Amount of		Location of	Amount of gain/(loss)
	gain/(loss)		gain/(loss)	reclassified from			Amount of gain/(loss)
Derivatives	recognized in OCI		reclassified from	Accumulated OCI into			recognized in income
designated as cash	on derivative		Accumulated OCI	income (effective		Location of gain/(loss)	on derivative
flow hedging	(effective portion)		into income	portion)		recognized in income	(ineffective portion)
contracts under	Second Quarter		(effective	Second Quarter		on derivative	Second Quarter
GAAP	2010	2009	portion)	2010	2009	(ineffective portion)	2010	2009
Fixed Price Swaps	$28,799	$(23,589)	Revenues-Natural Gas	$16,848	$58,668	Revenues-Natural Gas	$(838)	$176
			Revenues-Crude Oil	(3,050)	4,879

			Total	$13,798	$63,547

		Amount of gain recognized
	Location of gain	in income on derivative
Derivatives not designated as cash flow hedging contracts	recognized in income on	Second Quarter	Second Quarter
under GAAP	derivative	2010	2009
Fixed Price Swaps	Revenues-Crude Oil	$ —	$6,677
     For the six months ended June 30, 2010 and 2009, the effect on income (loss) of derivative financial instruments under GAAP was as follows (in thousands):

	Amount of		Location of	Amount of gain/(loss)
	gain/(loss)		gain/(loss)	reclassified from			Amount of gain/(loss)
Derivatives	recognized in OCI		reclassified from	Accumulated OCI into			recognized in income
designated as cash	on derivative		Accumulated OCI	income (effective		Location of gain/(loss)	on derivative
flow hedging	(effective portion)		into income	portion)		recognized in income	(ineffective portion)
contracts under	Six Months Ended June 30,		(effective	Six Months Ended June 30,		on derivative	Six Months Ended June 30,
GAAP	2010	2009	portion)	2010	2009	(ineffective portion)	2010	2009
Fixed Price Swaps	$88,837	$63,351	Revenues-Natural Gas	$20,357	$101,813	Revenues-Natural Gas	$1,620	$(3)
			Revenues-Crude Oil	(8,444)	19,191

			Total	$11,913	$121,004

		Amount of gain recognized
	Location of gain	in income on derivative
Derivatives not designated as cash flow hedging contracts	recognized in income on	Six Months Ended June 30,	Six Months Ended June 30,
under GAAP	derivative	2010	2009
Fixed Price Swaps	Revenues-Crude Oil	$ —	$13,200
     See Note 11, “Comprehensive Income (Loss)” for more information related to the Company’s derivative financial instruments.
9. Commitments and Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum future lease obligations under the Company’s operating leases in effect at June 30, 2010 are as follows:

(In thousands)
2011	$1,898
2012	3,695
2013	3,435
2014	3,308
2015 and thereafter	13,065
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data and other geological information such as maps, logs and studies. The minimum annual payments under these contracts are $4.8 million in 2011.
     Insurance Matters
     Current Insurance Against Hurricanes

     Mariner is a member of OIL Insurance Limited (“OIL”), an energy industry insurance cooperative, which provides Mariner windstorm insurance coverage. During 2009, the coverage was subject to a $10.0 million per-occurrence deductible, a $250.0 million per-occurrence loss limit, and a $750.0 million industry aggregate per-event loss limit. Effective January 1, 2010, the coverage is subject to a $10.0 million per-occurrence deductible; a $150.0 million per-occurrence loss limit per member that Mariner elected to supplement with $25.0 million in additional coverage which if used, would be repayable, interest free, over five years; an annual maximum of $300.0 million per member; and a $750.0 million industry aggregate per-event loss limit. Annual industry windstorm losses of $300.0 million or less will be mutualized among all members. Annual industry windstorm losses exceeding $300.0 million will be mutualized among windstorm members in two pools, one for offshore and one for onshore, with future premiums based upon a pool’s loss experience and a member’s weighted percent of the pool’s asset base. Mariner anticipates these changes to increase its loss retention by approximately $100.0 million for windstorm losses, which it expects to either self insure, insure through the commercial market, insure through the purchase of additional OIL coverage or a combination of these.
     Mariner annually considers whether the commercial market offers supplemental or excess insurance that would, based on Mariner’s historical experience, supplement its OIL coverage on a cost-effective basis. In 2010, Mariner elected to purchase insurance from the commercial market to supplement the reduced windstorm coverage offered by OIL. The supplemental insurance will provide up to an additional $78.3 million of aggregate annual coverage in respect of windstorms, of which up to $49.1 million could cover revenues lost as a result of constructive total losses of third-party owned structures through which a material amount of Mariner production is routed and cannot be rerouted.
     As of June 30, 2010, Mariner accrued approximately $41.2 million for an OIL withdrawal premium contingency. As part of its OIL membership, Mariner is obligated to pay a withdrawal premium if it elects to withdraw from OIL. Mariner does not anticipate withdrawing from OIL; however, due to the contingency, Mariner periodically reassesses the sufficiency of its accrued withdrawal premium based on OIL’s periodic calculation of the potential withdrawal premium in light of past losses, and Mariner may adjust its accrual accordingly in the future. OIL requires smaller members to provide a letter of credit or other acceptable security in favor of OIL to secure payment of the withdrawal premium. Acceptable security has included a letter of credit or a security agreement pursuant to which a member grants OIL a security interest in certain claim proceeds payable by OIL to the member. Mariner has entered into such a security agreement, granting to OIL a senior security interest in up to the next $50.0 million in excess of $100.0 million of Mariner’s Hurricane Ike claim proceeds payable by OIL. Mariner has the ability to replace the security agreement with a letter of credit or other acceptable security in favor of OIL.
     Hurricane Ike (2008)
     In 2008, the Company’s operations were adversely affected by Hurricane Ike. The hurricane resulted in shut-in and delayed production as well as facility repairs and replacement expenses. The Company estimates that repairs and plugging and abandonment costs resulting from Hurricane Ike will total approximately $160.0 million net to Mariner’s interest. OIL has advised the Company that industry-wide damages from Hurricane Ike are expected to substantially exceed OIL’s $750.0 million industry aggregate per event loss limit and that OIL expects to initially prorate the payout of all OIL members’ Hurricane Ike claims at approximately 50%, subject to further adjustment. OIL also has indicated that the scaling factor it expects to apply to Mariner’s Hurricane Ike claims will result in settlement at less than 70%. Mariner expects that approximately 75% of the shortfall in its primary insurance coverage will be covered under applicable commercial excess coverage. In respect of Hurricane Ike claims that the Company made through June 30, 2010, the Company received approximately $37.0 million from OIL and $14.0 million from excess carriers. Although in 2009 Mariner started receiving payment in respect of its Hurricane Ike claims, due to the magnitude of the storm and the complexity of the insurance claims being processed by the insurance industry, Mariner expects to maintain a potentially significant insurance receivable through 2010 while it actively pursues settlement.
     Litigation — The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

     Letters of Credit — Mariner’s bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of June 30, 2010, four such letters of credit totaling $4.7 million were outstanding of which $4.2 million is required for plugging and abandonment obligations at certain of Mariner’s offshore fields.
     Gulf of Mexico Oil Spill — As a result of the Deepwater Horizon incidents in April 2010, the U.S. Department of Interior (DOI) has issued a series of reforms to the oversight and management of offshore drilling activities on the federal Outer Continental Shelf (OCS). On July 12, 2010, the Secretary of the DOI directed the Bureau of Ocean Energy Management, Regulation and Enforcement, to issue a suspension until November 30, 2010 of drilling activities that use subsea blowout preventers or surface blowout preventers on floating facilities. Mariner’s Gulf of Mexico offshore operations have been impacted and likely may be impacted in the future by increased regulatory oversight, which may increase the cost of OCS wells, such as Lucius, Heidelberg and Bass Lite, and delay drilling and production therefrom.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net Income (Loss)	$1,704	$17,213	$16,967	$(406,905)
Denominator:
Weighted average shares outstanding	101,372	91,799	101,182	90,340
Add dilutive securities
Options	215	11	180	—
Restricted stock	1,045	343	1,000	—

Total weighted average shares outstanding and dilutive securities	102,632	92,153	102,362	90,340

Net Income (Loss) per share:
Basic:	$0.02	$0.19	$0.17	$(4.50)
Diluted:	$0.02	$0.19	$0.17	$(4.50)
     Shares issuable upon exercise of options to purchase common stock and unvested shares of restricted stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. For the six months ended June 30, 2010, none of the Company’s shares issuable upon exercise of stock options and approximately 1,082,000 unvested shares of restricted stock were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. For the three months ended June 30, 2010, none of the Company’s shares issuable upon exercise of stock options and approximately 1,355,000 unvested shares of restricted stock were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. As a result of the Company’s net loss for the six months ended June 30, 2009, all of the Company’s shares issuable upon exercise of stock options and unvested shares of restricted stock (approximately 623,461 and 2,306,203, respectively) were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. For the three months ended June 30, 2009, 612,805 shares issuable upon exercise of stock options and 1,605,688 unvested shares of restricted stock were excluded from the computation of diluted earnings per share because the effect was anti-dilutive.
     The provisions of Accounting Standards Codification Topic 260, “Earnings Per Share,” state that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities prior to vesting and are required to be included in the earnings allocations in computing basic earnings per share under the two-class method. These participating securities had a negligible impact on earnings per share.

11. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss) and certain items recorded directly to stockholders’ equity and classified as other comprehensive income (loss). The table below summarizes comprehensive income (loss) and provides the components of the change in accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Net Income (Loss)	$1,704	$17,213	$16,967	$(406,905)
Other comprehensive income (loss), net of tax:
Change in fair value of derivative hedging instruments, net of taxes	18,470	(15,460)	57,013	46,876
Derivative contracts settled and reclassified, net of taxes	(8,308)	(45,147)	(8,675)	(86,063)
Foreign currency translation adjustment	(295)	—	(163)	—

Change in accumulated other comprehensive income (loss)	9,867	(60,607)	48,175	(39,187)

Comprehensive income (loss)	$11,571	$(43,394)	$65,142	$(446,092)

12. Fair Value Measurement
     Certain of Mariner’s assets and liabilities are reported at fair value in the accompanying Condensed Consolidated Balance Sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at June 30, 2010 and December 31, 2009. These assets and liabilities are not included in the following tables.
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

     The following table provides fair value measurement information for the Company’s derivative financial instruments.

	Fair Value Measurements Using:
		Significant
	Quoted Prices	other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair		Carrying
	(Level 1)	(Level 2)	(Level 3)	Value(1)	Netting	Amount
	(In thousands)
As of June 30, 2010
Natural gas and crude oil fixed price swaps — Short Term	$—	$33,503	$—	$33,503	$(15,317)	$18,186

Natural gas and crude oil fixed price swaps — Long Term	—	19,897	—	19,897	(743)	19,154

Total Derivative Financial Instruments	$—	$53,400	$—	$53,400	$(16,060)	$37,340

As of December 31, 2009
Natural gas and crude oil fixed price swaps — Short Term	$—	$(27,708)	$—	$(27,708)	$2,239	$(25,469)

Natural gas and crude oil fixed price swaps — Long Term	—	(16,562)	—	(16,562)	2,447	(14,115)

Total Derivative Financial Instruments	$—	$(44,270)	$—	$(44,270)	$4,686	$(39,584)

(1)	Derivative fair values are based on analysis of each contract as required by accounting for fair value measurements and disclosures under GAAP. Derivative assets and liabilities with the same counterparty are presented here on a gross basis even where the legal right of offset exists.
     The following methods and assumptions were used to estimate the fair values of Mariner’s derivative financial instruments in the table above.
Level 2 Fair Value Measurements
     The fair values of the natural gas and crude oil fixed price swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves, terms of each contract, and a credit adjustment based on the credit rating of the Company and its counterparties as of June 30, 2010.
Level 3 Fair Value Measurements
     The Company had no Level 3 financial instruments as of June 30, 2010.
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
     The carrying amounts and fair values of the Company’s long-term debt are as follows:

	June 30, 2010
	Carrying
Long-term Debt	Amount	Fair Value
	(In thousands)
Bank credit facility	$568,000	$568,000
7 1/2% Notes, net of discount	298,410	309,375
8% Notes	300,000	327,750
11 3/4% Notes, net of discount	292,154	375,000

Total long-term debt	$1,458,564	$1,580,125

     The fair value of the amounts outstanding under the bank credit facility at June 30, 2010 is based on rates currently available for debt instruments with similar terms and average maturities from companies with similar credit ratings in the industry. The fair value of the Notes, excluding discount, is based on quoted market prices based on trades of such debt at June 30, 2010 or the nearest actual trade date.
13. Segment Information
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
     The following information sets forth Mariner’s Condensed Consolidating Balance Sheets as of June 30, 2010 and December 31, 2009, its Condensed Consolidating Statements of Operations for the three months and six months ended June 30, 2010 and 2009, and its Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2010 and 2009.
     Mariner accounts for investments in its subsidiaries using the equity method of accounting; accordingly, entries necessary to consolidate Mariner, the parent company, and its Subsidiary Guarantors are reflected in the eliminations column.

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
June 30, 2010
(In thousands except share data)

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$4,210	$3,269	$177	$—	$7,656
Receivables, net of allowances	73,029	62,457	—	—	135,486
Insurance receivables	53	7,628	—	—	7,681
Derivative financial instruments	25,792	—	—	—	25,792
Intangible assets	12,676	—	—	—	12,676
Prepaid expenses and other	25,302	1,824	—	—	27,126

Total current assets	141,062	75,178	177	—	216,417
Property and Equipment:
Proved oil and gas properties, full cost method	2,715,979	2,704,146	483	—	5,420,608
Unproved properties, not subject to amortization	390,009	45,981	3,614	—	439,604

Total oil and gas properties	3,105,988	2,750,127	4,097	—	5,860,212
Other property and equipment	20,421	35,358	423	—	56,202
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(1,598,554)	(1,460,569)	—	—	(3,059,123)
Other property and equipment	(7,372)	(2,609)	(58)	—	(10,039)

Accumulated depreciation, depletion and amortization	(1,605,926)	(1,463,178)	(58)	—	(3,069,162)

Total property and equipment, net	1,520,483	1,322,307	4,462	—	2,847,252
Investment in Subsidiaries	727,287	—	—	(727,287)	—
Intercompany Receivables	213,688	—	—	(213,688)	—
Intercompany Note Receivable	7,175	—	—	(7,175)	—
Derivative Financial Instruments	19,154	—	—	—	19,154
Deferred income tax	20,063	—	—	(20,063)	—
Other Assets, net of amortization	83,060	712	—	—	83,772

TOTAL ASSETS	$2,731,972	$1,398,197	$4,639	$(968,213)	$3,166,595

Current Liabilities:
Accounts payable	$4,630	$4,170	$5	$—	$8,805
Accrued liabilities	106,888	33,035	—	—	139,923
Accrued capital costs	71,696	67,708	—	—	139,404
Deferred income tax	6,447	—	—	—	6,447
Abandonment liability	13,695	73,104	—	—	86,799
Accrued interest	8,171	—	—	—	8,171
Derivative financial instruments	7,606	—	—	—	7,606

Total current liabilities	219,133	178,017	5	—	397,155
Long-Term Liabilities:
Abandonment liability	62,320	246,123	—	—	308,443
Deferred income tax	—	30,369	—	(20,063)	10,306
Intercompany payables	—	213,688	—	(213,688)	—
Long-term debt	1,458,564	—	—	—	1,458,564
Other long-term liabilities	35,133	342	—	—	35,475
Intercompany note payable	—	7,175	—	(7,175)	—

Total long-term liabilities	1,556,017	497,697	—	(240,926)	1,812,788
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2010	—	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 103,140,173 shares issued and outstanding at June 30, 2010	10	5	—	(5)	10
Additional paid-in-capital	1,266,081	1,078,386	5,550	(1,083,936)	1,266,081
Partner capital	—	38,181	—	(38,181)	—
Accumulated other comprehensive income (loss)	22,390	—	(170)	—	22,220
Accumulated retained deficit	(331,659)	(394,089)	(746)	394,835	(331,659)

Total stockholders’ equity	956,822	722,483	4,634	(727,287)	956,652

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,731,972	$1,398,197	$4,639	$(968,213)	$3,166,595

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

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended June 30, 2010
(In thousands)

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$56,828	$35,586	$—	$—	$92,414
Oil	52,395	44,101	—	—	96,496
Natural gas liquids	14,454	5,712	—	—	20,166
Other revenues	561	1,135	—	—	1,696

Total revenues	124,238	86,534	—	—	210,772

Costs and Expenses:
Operating expenses	36,389	33,823	—	—	70,212
General and administrative expense	22,479	1,328	52	—	23,859
Depreciation, depletion and amortization	49,901	44,202	24	—	94,127
Other miscellaneous expense	773	34	—	—	807

Total costs and expenses	109,542	79,387	76	—	189,005

OPERATING INCOME (LOSS)	14,696	7,147	(76)	—	21,767
Earnings of Affiliates	5,695	—	—	(5,695)	—
Other Income/(Expense):
Interest income	704	2	4	(76)	634
Interest expense, net of amounts capitalized	(19,866)	(95)	—	76	(19,885)

Income (Loss) Before Taxes	1,229	7,054	(72)	(5,695)	2,516
Benefit (Provision) for Income Taxes	475	(1,287)	—	—	(812)

NET INCOME (LOSS)	$1,704	$5,767	$(72)	$(5,695)	$1,704

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

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Six Months Ended June 30, 2010
(In thousands)

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$128,282	$81,644	$—	$—	$209,926
Oil	103,798	88,337	—	—	192,135
Natural gas liquids	31,468	16,358	—	—	47,826
Other revenues	2,772	1,226	—	—	3,998

Total revenues	266,320	187,565	—	—	453,885

Costs and Expenses:
Operating expenses	71,823	63,940	—	—	135,763
General and administrative expense	48,072	3,186	181	—	51,439
Depreciation, depletion and amortization	104,220	90,352	58	—	194,630
Other miscellaneous expense	3,199	297	—	—	3,496

Total costs and expenses	227,314	157,775	239	—	385,328

OPERATING INCOME (LOSS)	39,006	29,790	(239)	—	68,557
Earnings of Affiliates	22,111	—	—	(22,111)	—
Other Income/(Expense):
Interest income	912	2	6	(151)	769
Interest expense, net of amounts capitalized	(40,329)	(170)	—	151	(40,348)

Income (Loss) Before Taxes	21,700	29,622	(233)	(22,111)	28,978
Provision for Income Taxes	(4,733)	(7,278)	—	—	(12,011)

NET INCOME (LOSS)	$16,967	$22,344	$(233)	$(22,111)	$16,967

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

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2010
(In thousands)

			Subsidiary	Consolidated
	Parent	Subsidiary	Non-	Mariner
	Company	Guarantors	Guarantors	Energy, Inc.
Net cash provided by (used in) operating activities	$101,054	$97,360	$(181)	$198,233

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(380,116)	(70,902)	(4,031)	(455,049)
Additions to other property and equipment	(495)	—	(12)	(507)

Net cash used in investing activities	(380,611)	(70,902)	(4,043)	(455,556)

Cash flow from financing activities:
Credit facility borrowings	456,000	—	—	456,000
Credit facility repayments	(193,000)	—	—	(193,000)
Other financing activities	12,402	(23,192)	3,850	(6,940)

Net cash provided by (used in) financing activities	275,402	(23,192)	3,850	256,060

(Decrease) Increase in Cash and Cash Equivalents	(4,155)	3,266	(374)	(1,263)
Cash and Cash Equivalents at Beginning of Period	8,365	3	551	8,919

Cash and Cash Equivalents at End of Period	$4,210	$3,269	$177	$7,656

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by operating activities	$235,346	$102,385	$—	$337,731

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(198,862)	(119,763)	—	(318,625)
Additions to other property and equipment	(614)	(2)	—	(616)
Repayments of notes from affiliates	169,025	—	(169,025)	—

Net cash used in investing activities	(30,451)	(119,765)	(169,025)	(319,241)

Cash flow from financing activities:
Credit facility borrowings	261,221	—	—	261,221
Credit facility repayments	(691,221)	—	—	(691,221)
Repayments of notes from affiliates	—	(169,025)	169,025	—
Proceeds from equity offering	160,138	—	—	160,138
Proceeds from debt issuance	291,279	—	—	291,279
Other financing activities	(195,473)	186,005	—	(9,468)

Net cash (used in) provided by financing activities	(174,056)	16,980	169,025	11,949

Increase (Decrease) in Cash and Cash Equivalents	30,839	(400)	—	30,439
Cash and Cash Equivalents at Beginning of Period	2,809	400	—	3,209

Cash and Cash Equivalents at End of Period	$33,648	$—	$—	$33,648

15. Apache Merger
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
     On August 1, 2010, the parties to the Delaware action entered into a memorandum of understanding, which, when reduced to a settlement agreement, is intended to be a final resolution of that action. Also on August 1, 2010, the parties to the Texas action agreed to be bound by the memorandum of understanding with respect to that action. In connection with the settlement, and in exchange for the releases described below, Apache and Mariner agreed to, and on August 2, 2010 Apache, Mariner and Merger Sub did, amend the Merger Agreement to eliminate the termination fee in the event that Mariner terminates the Merger Agreement in order to enter into a “superior proposal” with another party and to make certain additional disclosures in the proxy statement/prospectus for the transaction filed with the Securities and Exchange Commission. Additionally, in the event that any proceedings regarding appraisal rights under Section 262 of the Delaware General Corporation Law are commenced following the merger, Apache and Mariner have waived and will not present any argument that shares of Mariner restricted stock granted pursuant to Mariner’s 2008 Long-Term Performance-Based Restricted Stock Program will be counted in determining the total number of Mariner shares outstanding in such proceeding.
     Subject to the completion of agreed-upon confirmatory discovery, the parties will negotiate in good faith to execute a settlement agreement to present to the Court of Chancery of the State of Delaware. Pursuant to the settlement, the Delaware action will be dismissed with prejudice on the merits, the plaintiffs in the Texas action will voluntarily dismiss that action with prejudice, and all defendants will be released from any and all claims relating to, among other things, the merger, the Merger Agreement and any disclosures made in connection therewith. The settlement is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification, and final approval by the Court of Chancery of the State of Delaware. The settlement will not affect the form or amount of the consideration to be received by Mariner stockholders in the merger.
     The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in these actions or that they have engaged in any wrongdoing. The defendants entered into the settlement to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.
16. Subsequent Events
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
Overview
     We are an independent oil and natural gas exploration, development and production company with principal operations in the Permian Basin, the Gulf Coast and the Gulf of Mexico. During 2009, we produced approximately 21.1 MMboe and our average daily production rate was 58 Mboe. At December 31, 2009, we had 181.2 MMboe of estimated proved reserves, of which approximately 56% were onshore (47% in the Permian Basin and 8% in the Gulf Coast), with the balance offshore (15% in the Gulf of Mexico deepwater and 29% on the Gulf of Mexico shelf); 53% were natural gas; and 47% were oil and natural gas liquids (“NGLs”). Approximately 66% of our estimated proved reserves were classified as proved developed.
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
     On August 1, 2010, the parties to the Delaware action entered into a memorandum of understanding, which, when reduced to a settlement agreement, is intended to be a final resolution of that action. Also on August 1, 2010, the parties to the Texas action agreed to be bound by the memorandum of understanding with respect to that action. In connection with the settlement, and in exchange for the releases described below, Apache and Mariner agreed to, and on August 2, 2010 Apache, Mariner and Merger Sub did, amend the Merger Agreement to eliminate the termination fee in the event that Mariner terminates the Merger Agreement in order to enter into a “superior proposal” with another party and to make certain additional disclosures in the proxy statement/prospectus for the transaction filed with the Securities and Exchange Commission. Additionally, in the event that any proceedings regarding appraisal rights under Section 262 of the Delaware General Corporation Law are commenced following the merger, Apache and Mariner have waived and will not present any argument that shares of Mariner restricted stock granted pursuant to Mariner’s 2008 Long-Term Performance-Based Restricted Stock Program will be counted in determining the total number of Mariner shares outstanding in such proceeding.
     Subject to the completion of agreed-upon confirmatory discovery, the parties will negotiate in good faith to execute a settlement agreement to present to the Court of Chancery of the State of Delaware. Pursuant to the settlement, the Delaware action will be dismissed with prejudice on the merits, the plaintiffs in the Texas action will voluntarily dismiss that action with prejudice, and all defendants will be released from any and all claims relating to, among other things, the merger, the Merger Agreement and any disclosures made in connection therewith. The settlement is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification, and final approval by the Court of Chancery of the State of Delaware. The settlement will not affect the form or amount of the consideration to be received by Mariner stockholders in the merger.
     The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in these actions or that they have engaged in any wrongdoing. The defendants entered into the settlement to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.
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
Second Quarter 2010 Highlights
     In second quarter 2010 we reported net income of $1.7 million, which on a diluted earnings per share (EPS) basis was $0.02. During second quarter 2009, we reported net income of $17.2 million and $0.19 diluted EPS. Other financial and operational items include:
•	Average daily production during second quarter 2010 decreased 13% to 52 Mboe per day from 60 Mboe per day during second quarter 2009.

•	Net cash provided by operations for the three-month period ended June 30, 2010 decreased 60% to $84.3 million from $211.8 million for the same period in 2009.

•	Total revenues during second quarter 2010 decreased 9% to $210.8 million from $232.0 million during second quarter 2009.
Operational Update
     Offshore — We drilled six offshore wells in the second quarter of 2010, five of which were successful. Information regarding these wells is shown below:

		Approximate
Well Name	Operator	Working Interest	Water Depth (Ft)	Location
South Marsh Island 11 #58	Mariner	100%	73	Conventional Shelf
West Cameron 112 #A-2	Mariner	55%	43	Conventional Shelf
Desoto Canyon 4 #1	Murphy Exploration	13%	5,822	Deepwater
Keathley Canyon 875 #2	Anadarko	17%	6,840	Deepwater
High Island 206 #B-3	Mariner	100%	55	Conventional Shelf
     As of June 30, 2010 no offshore wells were drilling.
     In addition, we were the high bidder on 45 blocks on which we bid at the Minerals Management Service of the United States Department of the Interior (MMS) Central Gulf of Mexico Lease Sale 213 held on March 17, 2010, of which 44 were awarded and one was rejected. Our working interest in the awarded blocks ranges from 16.67% to 100% and our total net exposure is $62.5 million.
     We are a non-operator and own a 12.5% working interest in the Heidelberg discovery comprised of Green Canyon blocks 816, 859, 860 and 903. The appraisal well drilled on Green Canyon Block 903 will be permanently plugged and abandoned due to mechanical problems which prevented the well from reaching the depth necessary to test the targeted objectives. The operator plans to drill a substitute appraisal well on Green Canyon Block 903 in order to evaluate the geologic objectives. Drilling operations for the substitute well are planned to commence after the drilling moratorium is lifted. Our estimated costs of the initial and substitute appraisal wells are $9.0 million and $14.0 million, respectively.
     We operate Atwater Valley 426 (Bass Lite) in which we own a 53.8% working interest. On March 8, 2010, production of approximately 2,700 Boe/d was shut-in due to a suspected downhole mechanical failure. We plan to perform a well intervention during second half of 2010 in an effort to recommence production.
     As a result of the Deepwater Horizon incidents in April 2010, the U.S. Department of the Interior (DOI) has issued a series of reforms to the oversight and management of offshore drilling activities on the federal Outer Continental Shelf (OCS). On July 12, 2010, the Secretary of the DOI directed the Bureau of Ocean Energy Management, Regulation and Enforcement, to issue a suspension until November 30, 2010 of drilling activities that use subsea blowout preventers or surface blowout preventers on floating facilities. Our Gulf of Mexico offshore operations have been impacted and likely may be impacted in the future by increased regulatory oversight, which may increase the cost of OCS wells, such as Lucius, Heidelberg and Bass Lite, and delay drilling and production therefrom.
     Onshore — In the second quarter of 2010, in the Permian Basin we drilled 21 development wells and nine extension wells, all of which were successful. We also drilled three wells on our other onshore properties, all of which were successful. As of June 30, 2010, eight rigs were operating, seven on our Permian Basin properties and one on our other onshore properties.

Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     The following table sets forth summary information with respect to our oil and gas operations:

	Three Months Ended
	June 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except net production, average sales prices and % change)
Summary Operating Information:

Net Production:
Natural gas (MMcf)	17,674	23,811	(6,137)	(26)%
Oil (MBbls)	1,304	1,180	124	11%
Natural gas liquids (MBbls)	513	332	181	55%
Total barrel of oil equivalent (Mboe)	4,764	5,481	(717)	(13)%
Average daily production (Mboe/d)	52	60	(8)	(13)%
Hedging Activities:
Natural gas revenue gain	$16,010	$58,844	$(42,834)	(73)%
Oil revenue (loss) gain	(3,050)	11,556	(14,606)	(126)%

Total hedging revenue gain	$12,960	$70,400	$(57,440)	(82)%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$5.23	$5.98	$(0.75)	(13)%
Natural gas (per Mcf) unhedged	4.32	3.51	0.81	23%
Oil (per Bbl) realized(1)	73.98	66.91	7.07	11%
Oil (per Bbl) unhedged	76.32	57.12	19.20	34%
Natural gas liquids (per Bbl) realized(1)	39.28	24.68	14.60	59%
Natural gas liquids (per Bbl) unhedged	39.28	24.68	14.60	59%
Total barrel of oil equivalent ($/Mboe) realized(1)	43.89	41.87	2.02	5%
Total barrel of oil equivalent ($/Mboe) unhedged	41.17	29.03	12.14	42%
Summary of Financial Information:
Natural gas revenue	$92,414	$142,363	$(49,949)	(35)%
Oil revenue	96,496	78,954	17,542	22%
Natural gas liquids revenue	20,166	8,193	11,973	146%
Other revenues	1,696	2,460	(764)	(31)%
Lease operating expense	59,710	47,092	12,618	27%
Severance and ad valorem taxes	6,101	3,730	2,371	64%
Transportation expense	4,401	4,575	(174)	(4)%
General and administrative expense	23,859	21,122	2,737	13%
Depreciation, depletion and amortization	94,127	100,282	(6,155)	(6)%
Other miscellaneous expense	807	2,758	(1,951)	(71)%
Net interest expense	19,251	16,670	2,581	15%

Income before taxes	2,516	35,741	(33,225)	(93)%
Provision for income taxes	812	18,528	(17,716)	(96)%

Net Income	$1,704	$17,213	$(15,509)	(90)%

Average Unit Costs per Mboe:
Lease operating expense	$12.53	$8.59	$3.94	46%
Severance and ad valorem taxes	1.28	0.68	0.60	88%
Transportation expense	0.92	0.83	0.09	11%
General and administrative expense	5.01	3.85	1.16	30%
Depreciation, depletion and amortization	19.76	18.30	1.46	8%

(1)	Average sales prices include the effects of hedging

     Net Income for second quarter 2010 was $1.7 million compared to $17.2 million for the comparable period in 2009. The decrease was primarily attributable to a decrease in revenues of $21.2 million resulting from lower natural gas production and lower realized natural gas prices, and increases in lease operating expense and net interest expense of $12.6 million and $2.6 million, respectively. Partially offsetting the lower net income was a decrease in tax provision of $17.7 million. Basic and diluted earnings per share for second quarter 2010 were $0.02 for each measure compared to basic and diluted earnings per share of $0.19 for second quarter 2009.
     Net Production for second quarter 2010 was approximately 4,764 Mboe, down 13% from 5,481 Mboe for second quarter 2009. Natural gas production for second quarter 2010 comprised approximately 62% of total net production compared to approximately 72% for second quarter 2009.
     Natural gas production for second quarter 2010 decreased 26% to approximately 194 MMcf per day, compared to approximately 262 MMcf per day for second quarter 2009. Oil production for second quarter 2010 increased 11% to approximately 14,334 barrels per day, compared to approximately 12,964 barrels per day for second quarter 2009. Natural gas liquids production for second quarter 2010 increased 55% to approximately 5,641 barrels per day, compared to approximately 3,648 barrels per day for second quarter 2009.
     Period over period changes in our production were primarily attributable to the following:
•	Increased production of 164.9 Mboe, or 21%, from our Permian Basin properties, primarily as a result of our drilling and development of existing acreage.

•	Increased production of 370.5 Mboe from our Gulf Coast and other onshore properties due to the Edge acquisition.

•	Decreased production of 684.0 Mboe, or 31%, from our Gulf of Mexico deepwater properties at Bass Lite located in Atwater 426 (265.5 Mboe), Green Canyon 472 (137.4 Mboe), East Breaks 558 (103.4 Mboe) and Viosca Knoll 917 (62.1 Mboe). These decreases were primarily attributable to normal production declines, except for Bass Lite which was attributable to permitting delays and equipment unavailability resulting from the Deepwater Horizon incident. Decreases in production were partially offset by increased production at Geauxpher located in Garden Banks 462 (135.8 Mboe).

•	Decreased production of 568.0 Mboe, or 23%, from our Gulf of Mexico shelf properties as a result of a recompletion not performed at High Island 116 (205.0 Mboe) as production was still flowing, and normal depletion declines at South Marsh Island 76 (150.0 Mboe) and South Timbalier 148 (113.7 Mboe), partially offset by increased production at West Cameron 172 (112.5 Mboe) as the well came back on production in the second quarter 2010.
     Natural gas, oil and NGL revenues for second quarter 2010 decreased 9% to $209.1 million compared to $229.5 million for second quarter 2009 as a result of decreased production (approximately $30.0 million), partially offset by higher prices (approximately $9.6 million, net of the effect of hedging).
     During second quarter 2010, our revenues reflected a net recognized hedging gain of $12.9 million comprised of $13.8 million in favorable cash settlements and an unrealized loss of $0.9 million related to the ineffective portion of open contracts that are not eligible for deferral under accounting for derivatives and hedging under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging gain of approximately $70.4 million for second quarter 2009, comprised of $63.5 million in favorable cash settlements on our hedges, a $6.7 million gain reclassification on our liquidated swaps and an unrealized gain of $0.2 million related to the ineffective portion of open contracts that are not eligible for deferral under GAAP.

     Our natural gas and oil average sales prices, and the effects of hedging activities on those prices, were as follows:

			Hedging
	Realized	Unhedged	Gain (Loss)	% Change
Three Months Ended June 30, 2010:
Natural gas (per Mcf)	$5.23	$4.32	$0.91	21%
Oil (per Bbl)	73.98	76.32	(2.34)	(3)%

Three Months Ended June 30, 2009:
Natural gas (per Mcf)	$5.98	$3.51	$2.47	70%
Oil (per Bbl)	66.91	57.12	9.79	17%
     Other revenues for second quarter 2010 decreased approximately $0.8 million to $1.7 million from $2.5 million for second quarter 2009 primarily as a result of $1.8 million in decreased third party gas sales partially offset by a $0.6 million gain on retirement of other property and $0.3 million receipt of claim settlement.
     Lease operating expense (“LOE”) for second quarter 2010 increased approximately $12.6 million to $59.7 million from $47.1 million for second quarter 2009, due primarily to increases of $2.8 million from properties related to the Edge acquisition, $2.7 million in expenses on properties shut-in during second quarter 2009 due to Hurricane Ike that are currently producing, $1.6 million in platform and other repairs, $2.2 million in workovers at West Cameron 110 and $2.9 million of expenses related to Ewing Bank 921 (Black Widow).
     Severance and ad valorem tax for second quarter 2010 increased approximately $2.4 million to $6.1 million from $3.7 million for second quarter 2009 due to an increase of $0.8 million relating to additional properties from the Edge acquisition, $1.5 million in additional severance tax from 57 new wells added in our onshore properties and increased production from our Permian Basin properties.
     General and administrative expense for second quarter 2010 increased approximately $2.7 million to $23.8 million from $21.1 million for second quarter 2009 due to increases of $2.5 million in salaries and wages resulting from an average increase of 22% in headcount period over period and $2.0 million attributable to professional fees associated with the pending Apache merger. These increases were partially offset by $1.9 million in capitalized G&A related to our acquisition, exploration and development activities, $0.9 million in non-recurring projects and $0.3 million in stock compensation expense.
     Depreciation, depletion, and amortization expense for second quarter 2010 decreased approximately $6.2 million to $94.1 million ($19.76 per Mboe) from $100.3 million ($18.30 per Mboe) for second quarter 2009. This decrease primarily resulted from $11.9 million in decreased expense due to lower production, partially offset by a $5.0 million increase in the depletion rate due to capital additions and the Edge acquisition.
     Other miscellaneous expense for second quarter 2010 decreased approximately $2.0 million to $0.8 million from $2.8 million for second quarter 2009 due primarily to a decrease of $1.6 million in third party gas purchases made to satisfy our pipeline transportation commitments.
     Net interest expense for second quarter 2010 increased approximately $2.6 million to $19.3 million from $16.7 million for second quarter 2009 due primarily to an increase in interest expense of $6.5 million as a result of our June 2009 issuance of 11 3/4% senior notes due 2016, partially offset by decreased capitalized interest of $3.2 million.
     Provision for income taxes for second quarter 2010 reflected an effective tax rate of 32.3% as compared to 51.8% for second quarter 2009. The second quarter 2010 effective tax rate benefitted from a reduction in the tax expense associated with stock vesting award shortfalls recorded in the first quarter 2010 partially offset by additional tax expenses associated with non-deductible Apache merger transaction costs and other non-deductible costs. For the second quarter 2010, these offsetting tax adjustments provide a net reduction in tax expense of approximately $0.2 million. Without the impact of these adjustments, the effective tax rate would have been 39.1%. The second quarter 2009 tax provision included tax expense totaling $5.6 million attributable to stock award shortfalls. Without the impact of the shortfalls, the effective tax rate for second quarter 2009 would have been 36.1%.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     The following table sets forth summary information with respect to our oil and gas operations:

	Six Months Ended
	June 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except net production, average sales prices and % change)
Summary Operating Information:

Net Production:
Natural gas (MMcf)	38,399	45,859	(7,460)	(16)%
Oil (MBbls)	2,627	2,149	478	22%
Natural gas liquids (MBbls)	1,089	605	484	80%
Total barrel of oil equivalent (Mboe)	10,115	10,397	(282)	(3)%
Average daily production (Mboe/d)	56	57	(1)	(2)%
Hedging Activities:
Natural gas revenue gain	$21,977	$101,810	$(79,833)	(78)%
Oil revenue (loss) gain	(8,444)	32,391	(40,835)	(126)%

Total hedging revenue gain	$13,533	$134,201	$(120,668)	(90)%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$5.47	$6.45	$(0.98)	(15)%
Natural gas (per Mcf) unhedged	4.89	4.23	0.66	16%
Oil (per Bbl) realized(1)	73.14	65.09	8.05	12%
Oil (per Bbl) unhedged	76.35	50.02	26.33	53%
Natural gas liquids (per Bbl) realized(1)	43.93	24.23	19.70	81%
Natural gas liquids (per Bbl) unhedged	43.93	24.23	19.70	81%
Total barrel of oil equivalent ($/Mboe) realized(1)	44.48	43.30	1.18	3%
Total barrel of oil equivalent ($/Mboe) unhedged	43.14	30.40	12.74	42%
Summary of Financial Information:
Natural gas revenue	$209,926	$295,701	$(85,775)	(29)%
Oil revenue	192,135	139,879	52,256	37%
Natural gas liquids revenue	47,826	14,662	33,164	226%
Other revenues	3,998	25,064	(21,066)	(84)%
Lease operating expense	112,653	100,491	12,162	12%
Severance and ad valorem taxes	13,020	7,262	5,758	79%
Transportation expense	10,090	9,159	931	10%
General and administrative expense	51,439	38,533	12,906	33%
Depreciation, depletion and amortization	194,630	195,087	(457)	<1%
Full cost ceiling test impairment	—	704,731	(704,731)	(100)%
Other miscellaneous expense	3,496	10,767	(7,271)	(68)%
Net interest expense	39,579	30,987	8,592	28%

Income (Loss) before taxes	28,978	(621,711)	650,689	105%
Provision (Benefit) for income taxes	12,011	(214,806)	226,817	106%

Net Income (Loss)	$16,967	$(406,905)	$423,872	104%

Average Unit Costs per Mboe:
Lease operating expense	$11.14	$9.67	$1.47	15%
Severance and ad valorem taxes	1.29	0.70	0.59	84%
Transportation expense	1.00	0.88	0.12	14%
General and administrative expense	5.09	3.71	1.38	37%
Depreciation, depletion and amortization	19.24	18.76	0.48	3%

(1)	Average sales prices include the effects of hedging

     Net Income (Loss) for first six months 2010 was $17.0 million compared to $(406.9) million for the comparable period in 2009. The increase was primarily attributable to no full-cost ceiling test impairment in first six months 2010 compared to an impairment of $704.7 million in first six months 2009. The increase in net income was partially offset by a decrease in tax benefit of $226.8 million, a decrease in revenues of $21.4 million, and increases in general and administrative expense and lease operating expense of $12.9 million and $12.2 million, respectively. Basic and diluted earnings per share for first six months 2010 were $0.17 for each measure, compared to basic and diluted earnings per share of $(4.50) for each measure for first six months 2009.
     Net Production for first six months 2010 was approximately 10,115 Mboe, down 3% from 10,397 Mboe for first six months 2009. Natural gas production for first six months 2010 comprised approximately 63% of total net production compared to approximately 74% for first six months 2009.
     Natural gas production for first six months 2010 decreased 16% to approximately 212 MMcf per day, compared to approximately 253 MMcf per day for first six months 2009. Oil production for first six months 2010 increased 22% to approximately 14,514 barrels per day, compared to approximately 11,874 barrels per day for first six months 2009. Natural gas liquids production for first six months 2010 increased 80% to approximately 6,014 barrels per day, compared to approximately 3,341 barrels per day for first six months 2009.
     Period over period changes in our production were primarily attributable to the following:
•	Increased production of 254.0 Mboe, or 17%, from our Permian Basin properties, primarily as a result of our drilling and development of existing acreage.

•	Increased production of 737.0 Mboe from our Gulf Coast and other onshore properties due to the Edge acquisition.

•	Decreased production of 535.7 Mboe, or 13%, from our Gulf of Mexico deepwater properties at East Breaks 558 (314.5 Mboe), Atwater 426 (311.6 Mboe), Green Canyon 472 (248.8 Mboe), Garden Banks 195 (223.9 Mboe), and Viosca Knoll 917 (140.9 Mboe). These decreases were primarily attributable to normal production declines, except for Bass Lite which was attributable to permitting delays and equipment unavailability resulting from the Deepwater Horizon incident. Decreases in production were partially offset by increased production at Geauxpher located in Garden Banks 462 (832.1 Mboe).

•	Decreased production of 736.9 Mboe, or 16%, from our Gulf of Mexico shelf properties as a result of normal depletion declines at High Island 163 (127.3 Mboe), South Marsh Island 76 (373.2 Mboe) and South Timbalier 148 (113.9 Mboe), recompletion delays at High Island 116 (334.2 Mboe), High Island A467 (132.3 Mboe) and West Cameron 112 (117.5 Mboe), partially offset by increased production at certain of our properties including Vermilion 380 (230.8 Mboe), where production was shut-in due to Hurricane Ike in the first six months 2009, and South Timbalier 49 (156.1 Mboe), due to a new producing well in the current period.
     Natural gas, oil and NGL revenues for first six months 2010 remained relatively flat at $449.9 million compared to $450.2 million for first six months 2009 as a result of decreased production (approximately $12.2 million, net of the effect of hedging) largely offset by higher prices (approximately $11.8 million, net of the effect of hedging).
     During first six months 2010, our revenues reflected a net recognized hedging gain of $13.5 million comprised of $11.9 million in favorable cash settlements and an unrealized gain of $1.6 million related to the ineffective portion of open contracts that are not eligible for deferral under accounting for derivatives and hedging under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging gain of approximately $134.2 million for first six months 2009, comprised of $121.0 million in favorable cash settlements on our hedges and a $13.2 million gain reclassification on our liquidated swaps.

     Our natural gas and oil average sales prices, and the effects of hedging activities on those prices, were as follows:

			Hedging
	Realized	Unhedged	Gain (Loss)	% Change
Six Months Ended June 30, 2010:
Natural gas (per Mcf)	$5.47	$4.89	$0.58	12%
Oil (per Bbl)	73.14	76.35	(3.21)	(4)%

Six Months Ended June 30, 2009:
Natural gas (per Mcf)	$6.45	$4.23	$2.22	52%
Oil (per Bbl)	65.09	50.02	15.07	30%
     Other revenues for first six months 2010 decreased approximately $21.1 million to $4.0 million from $25.1 million for first six months 2009 primarily as a result of our receipt of a $16.6 million arbitration award in 2009 related to a consummated acquisition, $3.7 million in decreased third party gas sales and a $0.4 million decrease in income from gathering systems. Partially offsetting the decreases was a $0.6 million gain on retirement of other property.
     Lease operating expense (“LOE”) for first six months 2010 increased approximately $12.2 million to $112.7 million from $100.5 million for first six months 2009, due primarily to increases of $5.9 million from properties related to the Edge acquisition, $4.8 million in expenses on properties shut-in during the first six months 2009 due to Hurricane Ike that are currently producing, $6.4 million due to workovers primarily on West Cameron 110 and South Marsh Island 76, $3.2 million of pipeline repairs for Mississippi Canyon (Pluto), $2.0 million in methanol charges on Garden Banks 462 (Geauxpher) and $3.0 million of expenses related to Ewing Bank 921 (Black Widow). These were partially offset by decreases of $7.2 million in hurricane reimbursements received in first six months 2010 and $6.8 million related to the retrospective contingent OIL insurance premium in first six months 2010.
     Severance and ad valorem tax for first six months 2010 increased approximately $5.7 million to $13.0 million from $7.3 million for first six months 2009 due to an increase of $2.4 million relating to additional properties from the Edge acquisition, $3.1 million in additional severance tax from 65 new wells added in our onshore properties and increased production from our Permian Basin properties.
     Transportation expense for first six months 2010 increased approximately $0.9 million to $10.1 million from $9.2 million for first six months 2009 due primarily to increased expense at Garden Banks 462 (Geauxpher) and Green Canyon 646 not included in first six months 2009 due to production at those fields commencing subsequent to that period.
     General and administrative expense for first six months 2010 increased approximately $12.9 million to $51.4 million from $38.5 million for first six months 2009 due to increases of $9.2 million in salaries and wages resulting from an average increase of 20% in headcount period over period, $2.0 million attributable to professional fees associated with the pending Apache merger, $1.8 million in costs associated with the expansion of our corporate offices and other administrative expenses , and $1.6 million in office, computer and corporate expenditures due to higher taxes and insurance. These increases were partially offset by $3.5 million in capitalized G&A related to our acquisition, exploration and development activities and $1.1 million in decreased overhead recovery.
     Depreciation, depletion, and amortization expense for first six months 2010 decreased approximately $0.5 million to $194.6 million ($19.24 per Mboe) from $195.1 million ($18.76 per Mboe) for first six months 2009. This decrease primarily resulted from lower expense of $4.8 million due to reduced production and lower expense of $2.3 million due to a full-cost ceiling test impairment recorded in 2009 which increased our depletion rate in 2009, partially offset by a $5.6 million increase in the depletion rate in 2010 due to capital additions and the Edge acquisition.
     Full cost ceiling test impairment was not recognized for first six months 2010 due to the net capitalized cost of our proved oil and gas properties not exceeding our ceiling limit. For first six months 2009, the net capitalized cost of our proved oil and gas properties exceeded our ceiling limit and an impairment of $704.7 million was recognized. See Note 5 “Oil and Gas Properties” in Item 1 of Part I of this Quarterly Report on Form 10-Q for more detail on this impairment.

     Other miscellaneous expense for first six months 2010 decreased approximately $7.3 million to $3.5 million from $10.8 million for first six months 2009 due primarily to a decrease in bad debt expense of approximately $3.4 million and a $3.2 million decrease in third party gas purchases made to satisfy our pipeline transportation commitments.
     Net interest expense for first six months 2010 increased approximately $8.6 million to $39.6 million from $31.0 million for first six months 2009 due primarily to an increase in interest expense of $16.0 million as a result of our June 2009 issuance of 11 3/4% senior notes due 2016, partially offset by increased capitalized interest of $6.3 million.
     Provision for income taxes for first six months 2010 reflected an effective tax rate of 41.4% as compared to 34.6% for first six months 2009. The effective tax rate for first six months 2010 includes the impact of additional tax expense totaling $1.5 million for non-deductible Apache merger transaction costs and other non-deductible costs. Without the impact of the non-deductible Apache merger transaction costs, the effective tax rate for first six months 2010 would have been 38.8%. The effective tax rate for first six months 2009 included tax expense totaling $7.1 million associated with stock award shortfalls. Due to the net loss for the first six months of 2009, the increase in tax expense reduced the effective tax rate to 34.6%. Without the impact of the shortfalls, the effective tax rate for first six months 2009 would have been 35.7%.
Liquidity and Capital Resources
     Net cash provided by operating activities decreased by $139.5 million to $198.2 million from $337.7 million for the six months ended June 30, 2010 and 2009, respectively. The decrease was due primarily to decreased receivables collections of $52.9 million, decreased hurricane insurance proceeds of $32.8 million, $10.3 million received in first six months 2009 for liquidated crude oil fixed price swaps reclassified to earnings in subsequent quarters and an additional OIL payment of $7.2 million.
     As of June 30, 2010, we had a working capital deficit of $180.7 million, including an abandonment liability and a deferred tax liability partially offset by a non-cash current derivative asset and prepaid assets. In addition, working capital was negatively impacted by accrued capital expenditures. We expect that this deficit will be funded by cash flow from operating activities and borrowings under our bank credit facility, as needed.
     Net cash flows used in investing activities increased by $136.3 million to $455.5 million from $319.2 million for the six months ended June 30, 2010 and 2009, respectively, due primarily to our acquisition of additional interests in the Permian Basin for approximately $100.0 million and increased capital expenditures attributable to greater activity in our drilling programs.
     Net cash flows provided by financing activities increased by $244.2 million to $256.1 million from $11.9 million for the six months ended June 30, 2010 and 2009, respectively. This increase was due primarily to $693.0 million net increased borrowings under our bank credit facility, primarily to finance acquisitions (including approximately $100.0 million in additional interests in the Permian Basin), partially offset by $446.2 million of proceeds from debt and securities offerings in June 2009.
     Capital Expenditures — The following table presents major components of our capital expenditures during the six months ended June 30, 2010.

	In thousands	Percentage
Capital Expenditures:
Acquisitions (property and leasehold)	$208,971	43%
Offshore natural gas and oil development	124,147	25%
Natural gas and oil exploration	67,348	14%
Onshore natural gas and oil development	66,000	13%
Other items (primarily capitalized overhead)	25,761	5%

Total capital expenditures	$492,227	100%

     The above table reflects decreased non-cash capital accruals of $1.5 million that are a component of working capital changes in the statement of cash flows.

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
     As of June 30, 2010, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $950.0 million. As of June 30, 2010, there were $568.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of our offshore fields. As of June 30, 2010, after accounting for the $4.7 million of letters of credit, we had $377.3 million available to borrow under the credit facility.
     Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. At June 30, 2010, when borrowings at both LIBOR and prime-based rates were outstanding, the blended interest rate was 2.92% on all amounts borrowed. During the six months ended June 30, 2010, the commitment fee on unused capacity was 0.5% per annum.
     The credit facility subjects us to various restrictive covenants and contains other usual and customary terms and conditions, including limits on additional debt, cash dividends and other restricted payments, liens, investments, asset dispositions, mergers and speculative hedging. Financial covenants under the credit facility require us to, among other things:
•	maintain a ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities of not less than 1.0 to 1.0; and

•	maintain a ratio of total debt to EBITDA (as defined in the credit agreement) of not more than 3.5 to 1.0.
We were in compliance with these covenants as of June 30, 2010 when the ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities was 1.92 to 1.0 and the ratio of total debt to EBITDA was 2.6 to 1.0.
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

     Senior Notes — In 2009, we sold and issued $300.0 million aggregate principal amount of our 11 3/4% senior notes due 2016 (the “11 3/4% Notes”). In 2007, we sold and issued $300.0 million aggregate principal amount of our 8% senior notes due 2017 (the “8% Notes”). In 2006, we sold and issued $300.0 million aggregate principal amount of our 7 1/2% senior notes due 2013 (the “7 1/2% Notes” and together with the 11 3/4% Notes and the 8% Notes, the “Notes”). The Notes are governed by indentures that are substantially identical for each series. The Notes are senior unsecured obligations of Mariner. The 11 3/4% Notes mature on June 30, 2016 with interest payable on June 30 and December 30 of each year beginning December 30, 2009. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. We and our restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. We were in compliance with the financial covenants under the Notes as of June 30, 2010.
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
     2010 Capital Expenditures. We anticipate that our base operating capital expenditures for 2010 will be approximately $728.0 million (excluding hurricane-related expenditures and acquisitions). This amount includes our net exposure of approximately $62.5 million as a result of the 44 blocks awarded from the March 2010 MMS Central Gulf of Mexico Lease Sale 213. There is significant potential for increase or decrease in our capital expenditure budget depending upon drilling success, acquisition opportunities and cash flow during the year, subject to our obligations under the Merger Agreement not to exceed the budget by more the $50.0 million in the aggregate without Apache’s prior written consent. Approximately 65% of the base operating capital program is planned to be allocated to development activities, 28% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we estimate additional hurricane-related costs of $44.5 million during 2010 related to Hurricane Ike that we believe are substantially covered under applicable insurance. Complete recovery or settlement is not expected to occur during the next 12 months.
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
Off-Balance Sheet Arrangements
     Letters of Credit — Our bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of June 30, 2010, four such letters of credit totaling $4.7 million were outstanding.
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
     During the six months ended June 30, 2010, we recorded a net asset for the increase in the fair value of our derivative financial instruments of $76.9 million, principally due to the decrease in natural gas commodity prices below our swap prices. The increase was comprised of an increase in accumulated other comprehensive income of approximately $57.0 million, net of income taxes of $31.8 million, approximately $11.9 million of favorable cash hedging settlements during the period reflected in natural gas and oil revenues and an unrealized, non-cash gain due to hedging ineffectiveness under GAAP of approximately $1.6 million reflected in natural gas revenues.
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
Recent Accounting Pronouncements
     In July 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, an entity is required to disclose credit quality indicators, past due information, and modifications of its financing receivables. These disclosures are intended to help financial statement users assess an entity’s credit risk exposures and evaluate the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. We are currently evaluating the potential impact of adopting the guidance. We will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2010.
     In April 2010, the FASB issued authoritative guidance which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it otherwise qualifies as equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. Early adoption is allowed. We are currently evaluating the potential impact of adopting the guidance.
     In February 2010, the FASB issued authoritative guidance which requires additional information to be disclosed principally in respect of Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Early adoption is allowed. We adopted the standard effective January 1, 2010. The adoption did not have a material impact on our consolidated financial position, cash flows or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Prices and Related Hedging Activities
     Our major market risk exposure continues to be the prices applicable to our natural gas and oil production. The sales price of our production is primarily driven by the prevailing market price. Historically, prices received for our natural gas and oil production have been volatile and unpredictable. Hypothetically, if production levels were to remain at 2010 levels, a 10% increase in commodity prices from those as of June 30, 2010 would increase our cash flow by approximately $43.7 million for the six months ended June 30, 2010.
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
     On January 29, 2009, we liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to us of $10.0 million and installment payments of $13.5 million to be paid monthly to us through 2009. On April 16, 2009, we received a $10.5 million cash settlement on the hedges that were settled in monthly installments at January 29, 2009. Since, at the time of liquidation, the forecasted sales of crude oil volumes were still expected to occur, the accumulated losses through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income. These accumulated losses were reclassified to oil revenues throughout 2009 as the physical transactions occurred. Additionally, all changes in the value of these derivative contracts subsequent to January 29, 2009 were also reclassified monthly from accumulated other comprehensive income to current period oil revenues. The table below reflects these reclassifications for the three months and six months ended June 30, 2009.

     Derivative gains and losses are recorded by commodity type in oil and natural gas revenues in the Condensed Consolidated Statements of Operations. The effects on our oil and gas revenues from our hedging activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Cash Gain on Settlements (1)	$13,798	$63,547	$11,913	$121,004
Reclassification of Liquidated Swaps (2)	—	6,677	—	13,200
(Loss) Gain on Hedge Ineffectiveness (3)	(838)	176	1,620	(3)

Total	$12,960	$70,400	$13,533	$134,201

(1)	Designated as cash flow hedges pursuant to accounting for derivatives and hedging under GAAP.

(2)	Net gain realized in 2009 on liquidated crude oil fixed price swaps that do not qualify for hedge accounting.

(3)	Unrealized (loss) gain recognized in natural gas revenue related to the ineffective portion of open contracts designated as cash flow hedges that are not eligible for deferral under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of June 30, 2010, we had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset/(Liability)
			(In thousands)
Natural Gas (MMbtus)
July 1 — December 31, 2010	20,600,274	$5.56	$15,297
January 1 — December 31, 2011	29,389,843	$5.79	13,430
January 1 — December 31, 2012	22,338,802	$6.11	9,267
January 1 — December 31, 2013	5,840,000	$6.76	4,795
Crude Oil (Bbls)
July 1 — December 31, 2010	1,595,280	$73.64	(5,179)
January 1 — December 31, 2011	1,978,364	$79.33	(275)
January 1 — December 31, 2012	494,100	$80.76	(199)
January 1 — December 31, 2013	408,800	$82.81	204

Total			$37,340

     We have reviewed the financial strength of our counterparties and believe the credit risk associated with these swaps to be minimal. Hedges with counterparties that are lenders under our bank credit facility are secured under the bank credit facility.
     As of June 30, 2010, we expect to realize within the next 12 months a net gain of approximately $18.2 million resulting from hedging activities that are currently recorded in accumulated other comprehensive income. The net hedging gain is expected to be realized as a decrease of $8.0 million to oil revenues and an increase of $26.2 million to natural gas revenues.
     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on January 31, 2012, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. As of June 30, 2010, the blended interest rate on our outstanding bank debt was 2.92%. If the balance of our bank debt at June 30, 2010 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.4 million per quarter.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of June 30, 2010 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting
     There were no changes that occurred during the quarter ended June 30, 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Gulf of Mexico Oil Spill
     On April 22, 2010, a deepwater drilling rig, the Deepwater Horizon, operating in the Gulf of Mexico on Mississippi Canyon Block 252 sank after an apparent blowout and fire, resulting in a significant spill of hydrocarbons. Neither Apache nor Mariner owns an interest in the field. As a result of the incident and spill, the U.S. Department of the Interior (DOI) issued a series of reforms to the oversight and management of offshore exploration drilling activities on the federal Outer Continental Shelf (OCS). On May 30, 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement (BOE, formerly the Minerals Management Service) of the DOI announced, as a result of the Deepwater Horizon incidents, a Moratorium Notice to Lessees and Operators (Moratorium NTL), which directed oil and gas lessees and operators to cease drilling new deepwater (depths greater than 500 feet) wells on the OCS, and put oil and gas lessees and operators on notice that, with certain exceptions, the BOE would not consider drilling permits for deepwater wells and related activities for a period of six months. On June 22, 2010, the U.S. District Court for the Eastern District of Louisiana issued a preliminary injunction prohibiting the enforcement of the moratorium, which the DOI appealed to the Fifth Circuit Court of Appeals. On July 8, 2010, the court of appeals denied the government’s request that the district court’s order be stayed while the appeal is pending. On July 12, 2010, the Secretary of the DOI directed the BOE to issue a suspension until November 30, 2010 of drilling activities that use subsea blowout preventers or surface blowout preventers on floating facilities, rather than a moratorium based on water depths.
     In addition, on June 8, 2010, the BOE issued a Notice to Lessees focusing on safety measures, which among other things, requires an OCS operator’s Chief Executive Officer to certify that such operator is conducting its operations in compliance with applicable operating regulations found at 30 C.F.R. 250.
     The Gulf of Mexico offshore operations of Mariner have been impacted, and likely may be impacted in the future, by increased regulatory oversight, which may increase the cost of OCS wells and delay drilling and production therefrom. There may be reinstitution of the currently enjoined Moratorium NTL, changes in laws and regulations, increases in insurance costs or decreases in insurance availability, as well as further delays in offshore exploration and drilling activities in the Gulf of Mexico. Any of the aforementioned changes could have a material effect on the financial condition or results of operations of Mariner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
April 1, 2010 to April 30, 2010 (1)	35,346	$24.80	—	—
May 1, 2010 to May 31, 2010 (1)	111,128	$22.99	—	—
June 1, 2010 to June 30, 2010 (1)	1,517	$22.42	—	—

Total	147,991	$23.42	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 6. Exhibits

Number	Description

2.1*	Agreement and Plan of Merger dated as of April 14, 2010 by and among Apache Corporation, ZMZ Acquisitions LLC and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 16, 2010).

2.2*	Amendment No. 1 dated as of August 2, 2010 to the Agreement and Plan of Merger dated as of April 14, 2010 by and among Apache Corporation, ZMZ Acquisitions LLC and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.2 to Mariner’s Form 8-K filed on August 2, 2010).

2.3*	Purchase and Sale Agreement, dated as of December 9, 2009, by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company, Miller Exploration Company, Edge Petroleum Operating Company, Inc., Edge Petroleum Production Company, Miller Oil Corporation, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on January 5, 2010).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Certificate of Designations of Series A Junior Participating Preferred Stock of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.1 to Mariner’s Form 8-K filed on October 14, 2008).

3.3*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 16, 2009).

4.2*	First Supplemental Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on June 16, 2009).

4.3*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.4*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.5*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.6*	Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.7*	Amendment to Rights Agreement dated as of April 14, 2010, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 16, 2010).

4.8*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

4.9*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner

Number	Description

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2010.

Mariner Energy, Inc.
By:	/s/ Scott D. Josey
Scott D. Josey,
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Jesus G. Melendrez
Jesus G. Melendrez,
Senior Vice President, Chief Commercial Officer, Acting Chief Financial Officer and Treasurer

Exhibit Index

Number	Description

2.1*	Agreement and Plan of Merger dated as of April 14, 2010 by and among Apache Corporation, ZMZ Acquisitions LLC and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 16, 2010).

2.2*	Amendment No. 1 dated as of August 2, 2010 to the Agreement and Plan of Merger dated as of April 14, 2010 by and among Apache Corporation, ZMZ Acquisitions LLC and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.2 to Mariner’s Form 8-K filed on August 2, 2010).

2.3*	Purchase and Sale Agreement, dated as of December 9, 2009, by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company, Miller Exploration Company, Edge Petroleum Operating Company, Inc., Edge Petroleum Production Company, Miller Oil Corporation, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on January 5, 2010).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Certificate of Designations of Series A Junior Participating Preferred Stock of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.1 to Mariner’s Form 8-K filed on October 14, 2008).

3.3*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 16, 2009).

4.2*	First Supplemental Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on June 16, 2009).

4.3*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.4*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.5*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.6*	Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.7*	Amendment to Rights Agreement dated as of April 14, 2010, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 16, 2010).

4.8*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

Number	Description

4.9*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.10*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.11*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.12*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.13*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.14*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

4.15*	Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).

4.16*	Amendment No. 8 and Consent, dated as of March 24, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 27, 2009).

4.17*	Amendment No. 9, dated as of June 2, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 2, 2009).

4.18*	Amendment No. 10, dated as of August 25, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2009).

4.19*	Amendment No. 11, dated as of April 8, 2010, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank, N.A. (f/k/a Union Bank of California, N.A.), as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 8, 2010).

10.1*	Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc. (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on June 9, 2009).

10.2*	Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner Gulf of Mexico LLC, MC Beltway 8 LLC and Mariner LP LLC (incorporated by reference to Exhibit 1.2 to Mariner’s Form 8-K filed on June 9, 2009).

Number	Description

10.3*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.4*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.5*	Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan, effective as of May 11, 2009 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on May 12, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.