Form 10-Q
period 2010-09-30
MARINER ENERGY INC
filed 2010-11-05
CIK 1022345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     As of November 1, 2010, there were 103,268,257 shares issued and outstanding of the issuer’s common stock, par value $0.0001 per share.

PART I
Item 1. Unaudited Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010 and 2009	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	7
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	53
PART II
Item 1A. Risk Factors	54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 6. Exhibits	58
Items 1, 3, 4 and 5 are not applicable and have been omitted
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Unaudited Condensed Consolidated Financial Statements
MARINER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,846	$8,919
Receivables, net of allowances of $1,024 and $3,408 as of September 30, 2010 and December 31, 2009, respectively	128,719	148,725
Insurance receivables	7,681	8,452
Derivative financial instruments	42,809	2,239
Intangible assets	7,268	22,615
Prepaid expenses and other	28,384	11,667
Deferred income tax	—	9,704

Total current assets	224,707	212,321
Property and Equipment:
Proved oil and gas properties, full cost method	5,472,404	5,117,273
Unproved properties, not subject to amortization	453,164	292,237

Total oil and gas properties	5,925,568	5,409,510
Other property and equipment	56,268	55,695
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(3,142,994)	(2,884,411)
Other property and equipment	(11,116)	(8,235)

Total accumulated depreciation, depletion and amortization	(3,154,110)	(2,892,646)

Total property and equipment, net	2,827,726	2,572,559
Derivative Financial Instruments	33,366	902
Deferred Income Tax	—	12,491
Other Assets, net of amortization	75,858	68,932

TOTAL ASSETS	$3,161,657	$2,867,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,320	$3,579
Accrued liabilities	127,460	137,206
Accrued capital costs	94,200	140,941
Deferred income tax	12,649	—
Abandonment liability	80,249	54,915
Accrued interest	28,533	8,262
Derivative financial instruments	7,329	27,708

Total current liabilities	356,740	372,611
Long-Term Liabilities:
Abandonment liability	301,569	362,972
Deferred income tax	18,052	—
Derivative financial instruments	3,613	15,017
Long-term debt	1,463,930	1,194,850
Other long-term liabilities	35,431	38,800

Total long-term liabilities	1,822,595	1,611,639

	September 30,	December 31,
	2010	2009
Commitments and Contingencies (see Note 9)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 103,227,031 shares issued and outstanding at September 30, 2010; 180,000,000 shares authorized, 101,806,825 shares issued and outstanding at December 31, 2009	10	10
Additional paid-in capital	1,272,043	1,257,526
Accumulated other comprehensive income (loss)	40,107	(25,955)
Accumulated deficit	(329,838)	(348,626)

Total stockholders’ equity	982,322	882,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,161,657	$2,867,205

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Natural gas	$92,655	$130,046	$302,581	$425,747
Oil	91,434	80,908	283,569	220,787
Natural gas liquids	22,808	15,736	70,634	30,398
Other revenues	3,780	656	7,778	25,720

Total revenues	210,677	227,346	664,562	702,652

Costs and Expenses:
Lease operating expense	59,436	65,325	172,089	165,816
Severance and ad valorem taxes	6,691	4,406	19,711	11,668
Transportation expense	4,484	4,468	14,574	13,627
General and administrative expense	18,379	18,922	69,690	57,455
Depreciation, depletion and amortization	93,620	106,218	288,250	301,305
Full cost ceiling test impairment	—	—	—	704,731
Other miscellaneous expense	2,045	1,193	5,662	11,960

Total costs and expenses	184,655	200,532	569,976	1,266,562

OPERATING INCOME (LOSS)	26,022	26,814	94,586	(563,910)

Other Income (Expense):
Interest income	4	56	773	443
Interest expense, net of amounts capitalized	(20,769)	(19,702)	(61,124)	(51,076)

Income (Loss) Before Taxes	5,257	7,168	34,235	(614,543)
(Provision) Benefit for Income Taxes	(3,436)	(2,946)	(15,447)	211,860

NET INCOME (LOSS)	$1,821	$4,222	$18,788	$(402,683)

Net Income (Loss) per share:
Basic	$0.02	$0.04	$0.19	$(4.29)
Diluted	$0.02	$0.04	$0.18	$(4.29)
Weighted average shares outstanding:
Basic	101,521,119	100,752,532	101,296,525	93,848,859
Diluted	102,775,156	101,084,502	102,600,971	93,848,859
The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
For the nine months ended September 30, 2010 and 2009

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common	Stock	Paid-In-	Income/	Accumulated	Stockholders’
	Stock	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2009	101,807	$10	$1,257,526	$(25,955)	$(348,626)	$882,955

Common shares issued — restricted stock	1,709	—	—	—	—	—
Treasury stock bought and cancelled on same day	(300)	—	(5,838)	—	—	(5,838)
Forfeiture of restricted stock	(13)	—	—	—	—	—
Share-based compensation	—	—	20,071	—	—	20,071
Stock options exercised	24	—	284	—	—	284
Comprehensive income:
Net income	—	—	—	—	18,788	18,788
Change in fair value of derivative hedging instruments — net of income taxes of $45,695	—	—	—	81,780	—	81,780
Hedge settlements reclassified to income — net of income taxes of $(8,765)	—	—	—	(15,650)	—	(15,650)
Foreign currency translation adjustment	—	—	—	(68)	—	(68)

Total comprehensive income	—	—	—	66,062	18,788	84,850

Balance at September 30, 2010	103,227	$10	$1,272,043	$40,107	$(329,838)	$982,322

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common	Stock	Paid-In-	Income/	Accumulated	Stockholders’
	Stock	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2008	88,846	$9	$1,071,347	$78,181	$(29,217)	$1,120,320

Common shares issued — equity offering	11,500	1	159,673	—	—	159,674
Common shares issued — restricted stock	1,709	—	—	—	—	—
Treasury stock bought and cancelled on same day	(175)	—	(1,991)	—	—	(1,991)
Forfeiture of restricted stock	(25)	—	—	—	—	—
Share-based compensation	—	—	21,114	—	—	21,114
Stock options exercised	1	—	8	—	—	8
Comprehensive loss:
Net loss	—	—	—	—	(402,683)	(402,683)
Change in fair value of derivative hedging instruments — net of income taxes of $30,595	—	—	—	53,797	—	53,797
Hedge settlements reclassified to income — net of income taxes of $(68,115)	—	—	—	(121,780)	—	(121,780)

Total comprehensive loss	—	—	—	(67,983)	(402,683)	(470,666)

Balance at September 30, 2009	101,856	$10	$1,250,151	$10,198	$(431,900)	$828,459

The accompanying notes are an integral part of these condensed consolidated financial statements

MARINER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months
	Ended September 30,
	2010	2009
Operating Activities:
Net income (loss)	$18,788	$(402,683)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	15,447	(211,860)
Depreciation, depletion and amortization	288,250	301,305
Ineffectiveness of derivative instruments	(1,757)	812
Full cost ceiling test impairment	—	704,731
Share-based compensation	17,051	18,360
Derivative financial instruments	—	(14,128)
Other	4,393	7,046
Changes in operating assets and liabilities:
Receivables	21,309	83,357
Insurance receivables	771	22,841
Cash from liquidation of hedges	—	52,562
Prepaid expenses and other	(37,005)	(26,222)
Intangible assets	1,847	888
Accounts payable and accrued liabilities	(26,972)	1,100

Net cash provided by operating activities	302,122	538,109

Investing Activities:
Acquisitions and additions to oil and gas properties	(588,376)	(468,980)
Additions to other property and equipment	(573)	(2,141)
Proceeds from property conveyances	26,860	—

Net cash used in investing activities	(562,089)	(471,121)

Financing Activities:
Credit facility borrowings	551,000	350,221
Credit facility repayments	(283,000)	(855,221)
Repurchase of stock	(5,838)	(1,991)
Debt redetermination costs	(1,552)	(2,306)
Debt offering costs	—	(5,906)
Proceeds from equity offering	—	159,736
Proceeds from debt issuance	—	291,279
Proceeds from exercise of stock options	284	8

Net cash provided by (used in) financing activities	260,894	(64,180)

Increase in Cash and Cash Equivalents	927	2,808
Cash and Cash Equivalents at Beginning of Period	8,919	3,209

Cash and Cash Equivalents at End of Period	$9,846	$6,017

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$37,301	$29,238
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
     Principles of Consolidation — Mariner’s condensed consolidated financial statements as of and for the period ended September 30, 2010 and consolidated financial statements as of and for the period ended December 31, 2009 include its accounts and the accounts of its subsidiaries. All inter-company balances and transactions have been eliminated.
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
     The Company had no uncertain tax positions during the nine months ended September 30, 2010 or for the year ended December 31, 2009.
     Recent Accounting Pronouncements — In July 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, an entity is required to disclose credit quality indicators, past due information, and modifications of its financing receivables. These disclosures are intended to help financial statement users assess an entity’s credit risk exposures and evaluate the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company is currently evaluating the potential impact of adopting the guidance.

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
	Ended September 30, 2009
	(In thousands, except
	per share amounts)
Pro Forma:
Revenue	$238,838	$750,782
Net loss available to common stockholders	$(3,177)	$(492,186)
Basic loss per share	$(0.03)	$(5.24)
Diluted loss per share	$(0.03)	$(5.24)

3. Long-Term Debt
     As of September 30, 2010 and December 31, 2009, the Company’s long-term debt was as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Bank credit facility	$573,000	$305,000
7 1/2% Senior Notes, due April 15, 2013, net of discount	298,552	298,125
8% Senior Notes, due May 15, 2017	300,000	300,000
11 3/4% Senior Notes, due June 30, 2016, net of discount	292,378	291,725

Total long-term debt	$1,463,930	$1,194,850

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
     As of September 30, 2010, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $950.0 million. As of September 30, 2010, there were $573.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of the Company’s offshore fields. As of September 30, 2010, after accounting for the $4.7 million of letters of credit, the Company had $372.3 million available to borrow under the credit facility.
     Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at the Company’s option, plus a specified margin. At September 30, 2010, when borrowings at both LIBOR and prime-based rates were outstanding, the blended interest rate was 2.77% on all amounts borrowed. During the nine months ended September 30, 2010, the commitment fee on unused capacity was 0.5% per annum. Commitment fees are included in “Accrued interest” in the Condensed Consolidated Balance Sheets in Item 1 of Part I of this Quarterly Report.
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

     The Company was in compliance with these covenants as of September 30, 2010 when the ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities was 2.16 to 1.0 and the ratio of total debt to EBITDA was 2.71 to 1.0.
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
     Senior Notes — In 2009, the Company sold and issued $300.0 million aggregate principal amount of its 11 3/4% senior notes due 2016 (the “11 3/4% Notes”). In 2007, the Company sold and issued $300.0 million aggregate principal amount of its 8% senior notes due 2017 (the “8% Notes”). In 2006, the Company sold and issued $300.0 million aggregate principal amount of its 7 1/2% senior notes due 2013 (the “7 1/2% Notes” and together with the 11 3/4% Notes and the 8% Notes, the “Notes”). The Notes are governed by indentures that are substantially identical for each series. The Notes are senior unsecured obligations of the Company. The 11 3/4% Notes mature on June 30, 2016 with interest payable on June 30 and December 30 of each year beginning December 30, 2009. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. The Company and its restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. The Company was in compliance with the financial covenants under the Notes as of September 30, 2010.
     Capitalized Interest — For the three-month periods ended September 30, 2010 and 2009, capitalized interest totaled $6.8 million and $4.5 million, respectively. For the nine-month periods ended September 30, 2010 and 2009, capitalized interest totaled $18.3 million and $9.7 million, respectively.
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
5. Oil and Gas Properties
     The Company’s oil and gas properties are accounted for using the full cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including eligible general and administrative costs (“G&A”). G&A costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs, coupled with the Company’s estimated asset retirement obligations recorded in accordance with accounting for asset retirement and environmental obligations under GAAP, are included in the amortization base and amortized to expense using the unit-of-production method. Amortization is calculated based on estimated proved oil and gas reserves. Proceeds from the sale or disposition of oil and gas properties are applied to reduce net capitalized costs unless the sale or disposition causes a significant change in the relationship between costs and the estimated value of proved reserves. For the three-month periods ended September 30, 2010 and 2009, capitalized G&A totaled $7.0 million and $5.0 million, respectively. For the nine-month periods ended September 30, 2010 and 2009, capitalized G&A totaled $20.8 million and $15.3 million, respectively.

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
     For the three months ended September 30, 2010 the ceiling limit exceeded the net capitalized costs of the Company’s proved oil and gas properties and no impairment was recorded. The ceiling limit of its proved reserves for the three months ended September 30, 2010 was calculated based upon 12-month average prices of $4.41 per Mcf for gas and $77.34 per barrel for oil, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. The Company may be required to recognize non-cash impairment charges in future reporting periods if average 12-month market prices for oil and natural gas were to decline. At September 30, 2010, the Company had 67,383,758 MMbtus of natural gas and 3,656,456 Bbls of oil of future production hedged.
     Based on quoted market prices adjusted for market differentials of $3.30 per Mcf for gas and $70.21 per barrel for oil at September 30, 2009, the net capitalized cost of proved oil and gas properties exceeded the ceiling limit and the Company calculated a non-cash ceiling test impairment of $4.6 million ($3.0 million, net of tax) for the third quarter. The indicated impairment would have been $71.6 million ($46.0 million, net of tax) if the Company had not used hedge adjusted prices for the volumes that were subject to hedges. In accordance SEC guidelines in effect at September 30, 2009, subsequent commodity price increases could be utilized to calculate the ceiling value and reserves. Subsequent to September 30, 2009 the quoted market prices of gas and oil increased. Based on commodity prices of $4.10 per Mcf for gas and $77.04 per barrel for oil at October 30, 2009, the net capitalized cost of proved oil and gas properties did not exceed the ceiling limit and the Company did not record an impairment for the three months ended September 30, 2009.
     No ceiling test impairment was recorded for the nine months ended September 30, 2010. The Company recorded a non-cash ceiling test impairment of $704.7 million ($454.6 million, net of tax) for the nine months ended September 30, 2009 as a result of the net capitalized cost of proved oil and gas properties exceeding the ceiling limit at March 31, 2009. The impairment would have been $808.0 million ($521.3 million, net of tax) if the Company had not used hedge adjusted prices for the volumes that were subject to hedges. The ceiling limit of its proved reserves was calculated based upon quoted market prices adjusted for market differentials of $3.63 per Mcf for gas and $49.65 per barrel for oil at March 31, 2009.
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
     The following roll forward is provided as a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation:

(In thousands)
Abandonment liability as of January 1, 2010 (1)	$417,887
Liabilities incurred	1,092
Liabilities settled	(42,597)
Accretion expense	26,786
Revisions to previous estimates	(21,350)

Abandonment liability as of September 30, 2010 (2)	$381,818

(1)	Includes $54.9 million classified as a current liability at January 1, 2010.

(2)	Includes $80.2 million classified as a current liability at September 30, 2010.
     In September 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEM”) along with the U.S. Department of the Interior (“DOI”) issued a Notice to Lessees (“NTL”) to require oil and gas companies operating in the Gulf of Mexico to set permanent plugs in nonproducing wells that are currently completed with a subsurface safety valve in place and to dismantle oil and gas production platforms no longer being used for exploration or production. The NTL mandates that any well that has not been used during the past five years for exploration or production must be plugged, and associated production platforms and pipelines must be decommissioned if no longer involved with exploration or production activities. The NTL became effective October 15, 2010 and companies have 120 days from then to submit a company-wide plan for decommissioning these facilities and wells. Mariner is developing a plan and evaluating the impact that compliance with the NTL will have on the Company’s abandonment liability.
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
     Plan Activity — The Company recorded total compensation expense related to restricted stock and stock options of $6.1 million and $7.0 million for the three-month periods ended September 30, 2010 and 2009, respectively and $20.1 million and $21.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Unrecognized compensation expense at September 30, 2010 for the unvested portion of restricted stock granted under the Stock Incentive Plan was $51.0 million and for unvested options was $0.
     Share-based compensation, including restricted stock and options under each of the Company’s plans, for the periods reflected was as follows:

	Three Months		Nine Months
	Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Share-based compensation included in:
General and administrative expense	$5,211	$6,152	$17,051	$18,360
Oil and natural gas properties under full cost method	889	818	3,020	2,754

Total share-based compensation	$6,100	$6,970	$20,071	$21,114

     Share-based compensation charged to earnings for the periods reflected was as follows:

	Three Months		Nine Months
	Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Charged to earnings	$5,211	$6,152	$17,051	$18,360
Tax benefit	(2,319)	(2,184)	(6,786)	(6,554)

	$2,892	$3,968	$10,265	$11,806

     The following table presents a summary of stock option activity under the Stock Incentive Plan and under Rollover Options for the nine months ended September 30, 2010:

		Weighted
		Average	Aggregate Intrinsic
		Exercise	Value (1)
	Shares	Price	(In thousands)
Outstanding at January 1, 2010	644,160	$13.88	$6,667
Granted	—	—	—
Exercised	(24,118)	11.77	(301)
Forfeited	(1,600)	14.00	(16)

Outstanding and exercisable at September 30, 2010	618,442	13.96	$6,350

(1)	Based upon the difference between the closing price per share of Mariner’s common stock on September 30, 2010 of $24.23 and the option exercise price of in-the-money options.
     A summary of the activity for unvested restricted stock awards under the Stock Incentive Plan as of September 30, 2010 and 2009, respectively, and changes during the nine-month periods then ended is as follows:

	Restricted Shares under
	Stock Incentive Plan
	September 30,
	2010	2009
Total unvested shares at beginning of period: January 1	3,660,265	2,697,926
Shares granted (1)	1,709,086	1,708,795
Shares vested	(965,222)	(591,049)
Shares forfeited (2)	(12,995)	(25,131)

Total unvested shares at end of period: September 30	4,391,134	3,790,541

Available for future grant as options or restricted stock	5,676,336	7,021,666

(1)	Includes 92,832 shares granted during the three months ended September 30, 2010 and 4,741 shares granted during the nine months ended September 30, 2009 under the Stock Incentive Plan’s 2008 Long-Term Performance-Based Restricted Stock Program discussed below.

(2)	Includes 4,741 shares forfeited in each of the nine months ended September 30, 2010 and 2009 under the Stock Incentive Plan’s 2008 Long-Term Performance-Based Restricted Stock Program.

     The following table summarizes the status under the provisions for accounting for stock compensation under GAAP of the Company’s restricted stock, including long-term performance based restricted stock, at September 30, 2010 and the changes during the nine months then ended:

				Weighted
			Aggregate	Average
	Equity	Weighted	Intrinsic	Remaining
	Instruments	Average	Value	Contractual
	(thousands)	Fair Value	($ thousands)	Life (Years)
Unvested at January 1, 2010	3,660,265	$21.51	$78,734
Granted	1,709,086	15.67	26,776
Vested	(965,222)	17.61	(16,997)
Forfeited	(12,995)	15.21	(198)

Unvested at September 30, 2010	4,391,134	20.11	$88,315	5.83

     Long-Term Performance-Based Restricted Stock Program — In June 2008, Mariner’s board of directors adopted a Long-Term Performance-Based Restricted Stock Program (the “Program”) under the Stock Incentive Plan. Shares of restricted common stock subject to the Program were granted in 2008, 2009 and 2010. Vesting of these shares is contingent, begins upon satisfaction of specified thresholds of $38.00 and $46.00 for the market price per share of Mariner’s common stock, and continues in installments over five to seven years thereafter, assuming, in most instances, continued employment by Mariner. The fair value of restricted stock grants made under the Program is estimated using a Monte Carlo simulation. For the three months and nine months ended September 30, 2010, stock-based compensation expense related to these restricted stock grants totaled $1.9 million and $6.4 million, respectively.
     Weighted average fair values and valuation assumptions used to value Program grants for the quarter ended September 30, 2010 are as follows:

Quarter Ended
September 30, 2010
Weighted average fair value of grants	$16.02
Expected volatility	60.24%
Risk-free interest rate	4.20%
Dividend yield	0.00%
Expected life	10 years
     Expected volatility is calculated based on the average historical stock price volatility of Mariner and a peer group as of September 30, 2010. The peer group consisted of the following seven independent oil and gas exploration and production companies: ATP Oil & Gas Corporation, Callon Petroleum Co., Energy Partners, Ltd., McMoRan Exploration Co., Plains Exploration & Production Company, Stone Energy Corporation and W&T Offshore, Inc.
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
     On January 29, 2009, the Company liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to Mariner of $10.0 million and installment payments of $13.5 million to be paid monthly to Mariner through 2009. On April 16, 2009, the Company received a $10.5 million cash settlement on the hedges that were settled in monthly installments at January 29, 2009. Since, at the time of liquidation, the forecasted sales of crude oil volumes were still expected to occur, the accumulated losses through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income. These accumulated losses were reclassified to oil revenues throughout 2009 as the physical transactions occurred. Additionally, all changes in the value of these derivative contracts subsequent to January 29, 2009 were also reclassified monthly from accumulated other comprehensive income to current period oil revenues. The table immediately below reflects these reclassifications for the three months and nine months ended September 30, 2009.
     Derivative gains and losses are recorded by commodity type in oil and gas revenues in the Condensed Consolidated Statements of Operations. The effects on the Company’s oil and gas revenues from its hedging activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Cash Gain on Settlements (1)	$10,745	$52,644	$22,658	$173,648
Reclassification of Liquidated Swaps (2)	—	3,859	—	17,059
Gain (Loss) on Hedge Ineffectiveness (3)	137	(809)	1,757	(812)

Total	$10,882	$55,694	$24,415	$189,895

(1)	Designated as cash flow hedges pursuant to accounting for derivatives and hedging under GAAP.

(2)	Net gain realized in 2009 on liquidated natural gas and crude oil fixed price swaps that do not qualify for hedge accounting.

(3)	Unrealized gain (loss) recognized in natural gas revenue related to the ineffective portion of open contracts designated as cash flow hedges that are not eligible for deferral under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of September 30, 2010, the Company had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset/(Liability)
			(In thousands)
Natural Gas (MMbtus)
October 1 — December 31, 2010	9,815,113	$5.57	$15,897
January 1 — December 31, 2011	29,389,843	$5.79	39,936
January 1 — December 31, 2012	22,338,802	$6.11	22,701
January 1 — December 31, 2013	5,840,000	$6.76	8,210
Crude Oil (Bbls)
October 1 — December 31, 2010	775,192	$73.36	(6,044)
January 1 — December 31, 2011	1,978,364	$79.33	(10,315)
January 1 — December 31, 2012	494,100	$80.76	(3,004)
January 1 — December 31, 2013	408,800	$82.81	(2,148)

Total			$65,233

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
     As of September 30, 2010, the Company expects to realize within the next 12 months a net gain of approximately $35.5 million resulting from hedging activities that are currently recorded in accumulated other comprehensive income. The net hedging gain is expected to be realized as a decrease of $15.3 million to oil revenues and an increase of $50.8 million to natural gas revenues.
Additional Disclosures about Derivative Instruments and Hedging Activities
     At September 30, 2010 and December 31, 2009, the Company had derivative financial instruments under GAAP recorded in its consolidated balance sheets as set forth below (in thousands). The fair values are recorded by netting asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. See Note 12, “Fair Value Measurement” for information regarding the methods and assumptions used to estimate the fair values of the Company’s derivative financial instruments.

	Fair Value of Derivative Contracts
	Asset Derivatives
	September 30, 2010		December 31, 2009
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value
Derivatives designated as cash flow hedging contracts
Fixed Price Swaps	Current Assets: Derivative financial instruments	$42,809	Current Assets: Derivative financial instruments	$2,239
	Long-Term Assets: Derivative Financial Instruments	33,366	Long-Term Assets: Derivative Financial Instruments	902

	Total:	$76,175	Total:	$3,141

	Fair Value of Derivative Contracts
	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance sheet		Balance sheet
	Location	Fair value	Location	Fair value
Derivatives designated as cash flow hedging contracts
Fixed Price Swaps	Current Liabilities: Derivative financial instruments	$7,329	Current Liabilities: Derivative financial instruments	$27,708
	Long-Term Liabilities: Derivative financial instruments	3,613	Long-Term Liabilities: Derivative financial instruments	15,017

	Total:	$10,942	Total:	$42,725

     For the three months ended September 30, 2010 and 2009, the effect on income (loss) of derivative financial instruments under GAAP was as follows (in thousands):

	Amount of		Location of	Amount of gain/(loss)
	gain/(loss)		gain/(loss)	reclassified from			Amount of gain/(loss)
Derivatives	recognized in OCI		reclassified from	Accumulated OCI into			recognized in income
designated as cash	on derivative		Accumulated OCI	income (effective		Location of gain/(loss)	on derivative
flow hedging	(effective portion)		into income	portion)		recognized in income	(ineffective portion)
contracts under	Third Quarter		(effective	Third Quarter		on derivative	Third Quarter
GAAP	2010	2009	portion)	2010	2009	(ineffective portion)	2010	2009
Fixed Price Swaps	$38,638	$(21,216)	Revenues-Natural Gas	$12,628	$50,521	Revenues-Natural Gas	$137	$(809)
			Revenues-Crude Oil	(1,883)	2,123

			Total	$10,745	$52,644

		Amount of (loss)/gain recognized
	Location of (loss)/gain	in income on derivative
Derivatives not designated as cash flow hedging contracts	recognized in income on	Third Quarter	Third Quarter
under GAAP	derivative	2010	2009
Fixed Price Swaps	Revenues-Natural Gas	$—	$(1,837)
	Revenues-Crude Oil	—	5,696

	Total	$—	$3,859

     For the nine months ended September 30, 2010 and 2009, the effect on income (loss) of derivative financial instruments under GAAP was as follows (in thousands):

	Amount of		Location of	Amount of gain/(loss)
	gain		gain/(loss)	reclassified from			Amount of gain/(loss)
Derivatives	recognized in OCI		reclassified from	Accumulated OCI into			recognized in income
designated as cash	on derivative		Accumulated OCI	income (effective		Location of gain/(loss)	on derivative
flow hedging	(effective portion)		into income	portion)		recognized in income	(ineffective portion)
contracts under	Nine Months Ended September 30,		(effective	Nine Months Ended September 30,		on derivative	Nine Months Ended September 30,
GAAP	2010	2009	portion)	2010	2009	(ineffective portion)	2010	2009
Fixed Price Swaps	$127,475	$42,135	Revenues-Natural Gas	$32,985	$152,334	Revenues-Natural Gas	$1,757	$(812)
			Revenues-Crude Oil	(10,327)	21,314

			Total	$22,658	$173,648

		Amount of (loss)/gain recognized
	Location of (loss)/gain	in income on derivative
Derivatives not designated as cash flow hedging	recognized in income on	Nine Months Ended September 30,	Nine Months Ended September 30,
contracts under GAAP	derivative	2010	2009
Fixed Price Swaps	Revenues-Natural Gas	$—	$(1,837)
	Revenues-Crude Oil	—	18,896

	Total	$—	$17,059

     See Note 11, “Comprehensive Income (Loss)” for more information related to the Company’s derivative financial instruments.
9. Commitments and Contingencies
     Minimum Future Lease Payments — The Company leases certain office facilities and other equipment under long-term operating lease arrangements. Minimum future lease obligations under the Company’s operating leases in effect at September 30, 2010 are as follows:

(In thousands)
2011	$739
2012	2,886
2013	2,467
2014	2,101
2015 and thereafter	8,228
     Other Commitments — In the ordinary course of business, the Company enters into long-term commitments to purchase seismic data and other geological information such as maps, logs and studies. The minimum annual payments under these contracts are $4.0 million in 2011.
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
     As of September 30, 2010, Mariner accrued approximately $41.2 million for an OIL withdrawal premium contingency. As part of its OIL membership, Mariner is obligated to pay a withdrawal premium if it elects to withdraw from OIL. Mariner does not anticipate withdrawing from OIL; however, due to the contingency, Mariner periodically reassesses the sufficiency of its accrued withdrawal premium based on OIL’s periodic calculation of the potential withdrawal premium in light of past losses, and Mariner may adjust its accrual accordingly in the future. OIL requires smaller members to provide a letter of credit or other acceptable security in favor of OIL to secure payment of the withdrawal premium. Acceptable security has included a letter of credit or a security agreement pursuant to which a member grants OIL a security interest in certain claim proceeds payable by OIL to the member. Mariner has entered into such a security agreement, granting to OIL a senior security interest in up to the next $50.0 million in excess of $100.0 million of Mariner’s Hurricane Ike claim proceeds payable by OIL. Mariner has the ability to replace the security agreement with a letter of credit or other acceptable security in favor of OIL.
     Hurricane Ike (2008)
     In 2008, the Company’s operations were adversely affected by Hurricane Ike. The hurricane resulted in shut-in and delayed production as well as facility repairs and replacement expenses. The Company estimates that repairs and plugging and abandonment costs resulting from Hurricane Ike will total approximately $160.0 million net to Mariner’s interest. OIL has advised the Company that industry-wide damages from Hurricane Ike are expected to substantially exceed OIL’s $750.0 million industry aggregate per event loss limit and that OIL expects to initially prorate the payout of all OIL members’ Hurricane Ike claims at approximately 50%, subject to further adjustment. OIL also has indicated that the scaling factor it expects to apply to Mariner’s Hurricane Ike claims will result in settlement at less than 70%. Mariner expects that approximately 75% of the shortfall in its primary insurance coverage will be covered under applicable commercial excess coverage. In respect of Hurricane Ike claims that the Company made through September 30, 2010, the Company received approximately $37.0 million from OIL and $14.0 million from excess carriers. Although in 2009 Mariner started receiving payment in respect of its Hurricane Ike claims, due to the magnitude of the storm and the complexity of the insurance claims being processed by the insurance industry, Mariner expects to maintain a potentially significant insurance receivable through 2010 while it actively pursues settlement.
     Litigation — The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.
     Letters of Credit — Mariner’s bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of September 30, 2010, four such letters of credit totaling $4.7 million were outstanding of which $4.2 million is required for plugging and abandonment obligations at certain of Mariner’s offshore fields.
     Gulf of Mexico Oil Spill — As a result of the Deepwater Horizon incidents in April 2010, the DOI has issued a series of reforms to the oversight and management of offshore drilling activities on the federal Outer Continental Shelf (“OCS”). On July 12, 2010, the Secretary of the DOI directed the BOEM to issue a suspension until November 30, 2010 of drilling activities that use subsea blowout preventers or surface blowout preventers on floating facilities. The moratorium was suspended on October 12, 2010. However, Mariner’s Gulf of Mexico offshore operations have been impacted and likely may be impacted in the future by increased regulatory oversight and permitting delays, which may increase the cost of OCS wells such as Lucius, Heidelberg and Bass Lite, and delay drilling and production therefrom.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net Income (Loss)	$1,821	$4,222	$18,788	$(402,683)
Denominator:
Weighted average shares outstanding	101,521	100,753	101,297	93,849
Add dilutive securities
Options	220	11	196	—
Restricted stock	1,034	321	1,108	—

Total weighted average shares outstanding and dilutive securities	102,775	101,085	102,601	93,849

Net Income (Loss) per share:
Basic:	$0.02	$0.04	$0.19	$(4.29)
Diluted:	$0.02	$0.04	$0.18	$(4.29)
     Shares issuable upon exercise of options to purchase common stock and unvested shares of restricted stock that would have been anti-dilutive are excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2010, none of the Company’s shares issuable upon exercise of stock options and approximately 1,099,000 unvested shares of restricted stock were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. For the three months ended September 30, 2010, none of the Company’s shares issuable upon exercise of stock options and approximately 1,085,000 unvested shares of restricted stock were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. As a result of the Company’s net loss for the nine months ended September 30, 2009, all of the Company’s shares issuable upon exercise of stock options and unvested shares of restricted stock (approximately 644,721 and 1,969,881, respectively) were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. For the three months ended September 30, 2009, 612,805 shares issuable upon exercise of stock options and 1,793,914 unvested shares of restricted stock were excluded from the computation of diluted earnings per share because the effect was anti-dilutive.
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

11. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss) and certain items recorded directly to stockholders’ equity and classified as other comprehensive income (loss). The table below summarizes comprehensive income (loss) and provides the components of the change in accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net Income (Loss)	$1,821	$4,222	$18,788	$(402,683)
Other comprehensive income (loss), net of tax:
Change in fair value of derivative hedging instruments, net of taxes	24,767	6,921	81,780	53,797
Derivative contracts settled and reclassified, net of taxes	(6,975)	(35,717)	(15,650)	(121,780)
Foreign currency translation adjustment	95	—	(68)	—

Change in accumulated other comprehensive income (loss)	17,887	(28,796)	66,062	(67,983)

Comprehensive income (loss)	$19,708	$(24,574)	$84,850	$(470,666)

12. Fair Value Measurement
     Certain of Mariner’s assets and liabilities are reported at fair value in the accompanying Condensed Consolidated Balance Sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at September 30, 2010 and December 31, 2009. These assets and liabilities are not included in the following tables.
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

     The following table provides fair value measurement information for the Company’s derivative financial instruments.

	Fair Value Measurements Using:
		Significant
	Quoted Prices	other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair		Carrying
	(Level 1)	(Level 2)	(Level 3)	Value(1)	Netting	Amount
	(In thousands)
As of September 30, 2010
Natural gas and crude oil fixed price swaps — Short Term	$—	$52,066	$—	$52,066	$(16,586)	$35,480
Natural gas and crude oil fixed price swaps — Long Term	—	35,932	—	35,932	(6,179)	29,753

Total Derivative Financial Instruments	$—	$87,998	$—	$87,998	$(22,765)	$65,233

As of December 31, 2009
Natural gas and crude oil fixed price swaps — Short Term	$—	$(27,708)	$—	$(27,708)	$2,239	$(25,469)
Natural gas and crude oil fixed price swaps — Long Term	—	(16,562)	—	(16,562)	2,447	(14,115)

Total Derivative Financial Instruments	$—	$(44,270)	$—	$(44,270)	$4,686	$(39,584)

(1)	Derivative fair values are based on analysis of each contract as required by accounting for fair value measurements and disclosures under GAAP. Derivative assets and liabilities with the same counterparty are presented here on a gross basis even where the legal right of offset exists.
     The following methods and assumptions were used to estimate the fair values of Mariner’s derivative financial instruments in the table above.
Level 2 Fair Value Measurements
     The fair values of the natural gas and crude oil fixed price swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves, terms of each contract, and a credit adjustment based on the credit rating of the Company and its counterparties as of September 30, 2010.
Level 3 Fair Value Measurements
     The Company had no Level 3 financial instruments as of September 30, 2010.
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

     The carrying amounts and fair values of the Company’s long-term debt are as follows:

	September 30, 2010
	Carrying
Long-term Debt	Amount	Fair Value
	(In thousands)
Bank credit facility	$573,000	$573,000
7 1/2% Notes, net of discount	298,552	311,064
8% Notes	300,000	326,625
11 3/4% Notes, net of discount	292,378	379,500

Total long-term debt	$1,463,930	$1,590,189

     The fair value of the amounts outstanding under the bank credit facility at September 30, 2010 is based on rates currently available for debt instruments with similar terms and average maturities from companies with similar credit ratings in the industry. The fair value of the Notes, excluding discount, is based on quoted market prices based on trades of such debt at September 30, 2010 or the nearest actual trade date.
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
     The following information sets forth Mariner’s Condensed Consolidating Balance Sheets as of September 30, 2010 and December 31, 2009, its Condensed Consolidating Statements of Operations for the three months and nine months ended September 30, 2010 and 2009, and its Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and 2009.
     Mariner accounts for investments in its subsidiaries using the equity method of accounting; accordingly, entries necessary to consolidate Mariner, the parent company, and its Subsidiary Guarantors are reflected in the eliminations column.

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
September 30, 2010
(In thousands except share data)

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$7,394	$2,181	$271	$—	$9,846
Receivables, net of allowances	68,926	59,797	(4)	—	128,719
Insurance receivables	54	7,627	—	—	7,681
Derivative financial instruments	42,809	—	—	—	42,809
Intangible assets	7,268	—	—	—	7,268
Prepaid expenses and other	26,910	1,474	—	—	28,384

Total current assets	153,361	71,079	267	—	224,707
Property and Equipment:
Proved oil and gas properties, full cost method	2,791,203	2,680,414	787	—	5,472,404
Unproved properties, not subject to amortization	401,243	46,080	5,841	—	453,164

Total oil and gas properties	3,192,446	2,726,494	6,628	—	5,925,568
Other property and equipment	20,480	35,358	430	—	56,268
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(1,644,963)	(1,498,031)	—	—	(3,142,994)
Other property and equipment	(8,066)	(2,969)	(81)	—	(11,116)

Accumulated depreciation, depletion and amortization	(1,653,029)	(1,501,000)	(81)	—	(3,154,110)

Total property and equipment, net	1,559,897	1,260,852	6,977	—	2,827,726
Investment in Subsidiaries	709,629	—	—	(709,629)	—
Intercompany Receivables	204,562	—	—	(204,562)	—
Intercompany Note Receivable	7,175	—	—	(7,175)	—
Derivative Financial Instruments	33,366	—	—	—	33,366
Deferred income tax	15,701	81,364	—	(97,065)	—
Other Assets, net of amortization	75,240	618	—	—	75,858

TOTAL ASSETS	$2,758,931	$1,413,913	$7,244	$(1,018,431)	$3,161,657

Current Liabilities:
Accounts payable	$2,080	$4,240	$—	$—	$6,320
Accrued liabilities	97,365	30,095	—	—	127,460
Accrued capital costs	46,199	47,992	9	—	94,200
Deferred income tax	12,649	—	—	—	12,649
Abandonment liability	17,547	62,702	—	—	80,249
Accrued interest	28,533	—	—	—	28,533
Derivative financial instruments	7,329	—	—	—	7,329

Total current liabilities	211,702	145,029	9	—	356,740
Long-Term Liabilities:
Abandonment liability	62,200	239,369	—	—	301,569
Deferred income tax	—	115,117	—	(97,065)	18,052
Intercompany payables	—	204,562	—	(204,562)	—
Derivative financial instruments	3,613	—	—	—	3,613
Long-term debt	1,463,930	—	—	—	1,463,930
Other long-term liabilities	35,089	342	—	—	35,431
Intercompany note payable	—	7,175	—	(7,175)	—

Total long-term liabilities	1,564,832	566,565	—	(308,802)	1,822,595

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2010	—	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 103,227,031 shares issued and outstanding at September 30, 2010	10	5	—	(5)	10
Additional paid-in-capital	1,272,043	1,050,275	8,166	(1,058,441)	1,272,043
Partner capital	—	40,810	—	(40,810)	—
Accumulated other comprehensive income (loss)	40,182	—	(75)	—	40,107
Accumulated retained deficit	(329,838)	(388,771)	(856)	389,627	(329,838)

Total stockholders’ equity	982,397	702,319	7,235	(709,629)	982,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,758,931	$1,413,913	$7,244	$(1,018,431)	$3,161,657

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
December 31, 2009
(In thousands except share data)

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Current Assets:
Cash and cash equivalents	$8,365	$3	$551	$—	$8,919
Receivables, net of allowances	94,958	53,767	—	—	148,725
Insurance receivables	74	8,378	—	—	8,452
Derivative financial instruments	2,239	—	—	—	2,239
Intangible assets	22,615	—	—	—	22,615
Prepaid expenses and other	10,450	1,217	—	—	11,667
Deferred income tax	9,704	—	—	—	9,704

Total current assets	148,405	63,365	551	—	212,321
Property and Equipment:
Proved oil and gas properties, full cost method	2,472,963	2,644,310	—	—	5,117,273
Unproved properties, not subject to amortization	246,037	46,134	66	—	292,237

Total oil and gas properties	2,719,000	2,690,444	66	—	5,409,510
Other property and equipment	19,926	35,358	411	—	55,695
Accumulated depreciation, depletion and amortization:
Proved oil and gas properties	(1,499,787)	(1,384,624)	—	—	(2,884,411)
Other property and equipment	(6,145)	(2,090)	—	—	(8,235)

Accumulated depreciation, depletion and amortization	(1,505,932)	(1,386,714)	—	—	(2,892,646)

Total property and equipment, net	1,232,994	1,339,088	477	—	2,572,559
Investment in Subsidiaries	715,772	—	—	(715,772)	—
Intercompany Receivables	222,273	—	—	(222,273)	—
Intercompany Note Receivable	7,175	—	—	(7,175)	—
Derivative Financial Instruments	902	—	—	—	902
Deferred Income Tax	35,583	(23,092)	—	—	12,491
Other Assets, net of amortization	68,631	301	—	—	68,932

TOTAL ASSETS	$2,431,735	$1,379,662	$1,028	$(945,220)	$2,867,205

Current Liabilities:
Accounts payable	$3,569	$—	$10	$—	$3,579
Accrued liabilities	107,537	29,669	—	—	137,206
Accrued capital costs	71,420	69,521	—	—	140,941
Abandonment liability	10,632	44,283	—	—	54,915
Accrued interest	8,262	—	—	—	8,262
Derivative financial instruments	27,708	—	—	—	27,708

Total current liabilities	229,128	143,473	10	—	372,611
Long-Term Liabilities:
Abandonment liability	71,320	291,652	—	—	362,972
Intercompany payables	—	222,273	—	(222,273)	—
Derivative financial instruments	15,017	—	—	—	15,017
Long-term debt	1,194,850	—	—	—	1,194,850
Other long-term liabilities	38,458	342	—	—	38,800
Intercompany note payable	—	7,175	—	(7,175)	—

Total long-term liabilities	1,319,645	521,442	—	(229,448)	1,611,639

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2009	—	—	—	—	—
Common stock, $.0001 par value; 180,000,000 shares authorized, 101,806,825 shares issued and outstanding at December 31, 2009	10	5	—	(5)	10
Additional paid-in-capital	1,257,526	1,098,156	1,538	(1,099,694)	1,257,526
Partner capital	—	33,019	—	(33,019)	—
Accumulated other comprehensive loss	(25,948)	—	(7)	—	(25,955)
Accumulated retained deficit	(348,626)	(416,433)	(513)	416,946	(348,626)

Total stockholders’ equity	882,962	714,747	1,018	(715,772)	882,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,431,735	$1,379,662	$1,028	$(945,220)	$2,867,205

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended September 30, 2010
(In thousands)

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$53,018	$39,637	$—	$—	$92,655
Oil	51,413	40,021	—	—	91,434
Natural gas liquids	15,407	7,401	—	—	22,808
Other revenues	4,062	(282)	—	—	3,780

Total revenues	123,900	86,777	—	—	210,677

Costs and Expenses:
Operating expenses	37,482	33,129	—	—	70,611
General and administrative expense	18,464	(174)	89	—	18,379
Depreciation, depletion and amortization	48,790	44,807	23	—	93,620
Other miscellaneous expense	1,816	229	—	—	2,045

Total costs and expenses	106,552	77,991	112	—	184,655

OPERATING INCOME (LOSS)	17,348	8,786	(112)	—	26,022
Earnings of Affiliates	5,208	—	—	(5,208)	—
Other Income/(Expense):
Interest income	76	2	2	(76)	4
Interest expense, net of amounts capitalized	(20,769)	(76)	—	76	(20,769)

Income (Loss) Before Taxes	1,863	8,712	(110)	(5,208)	5,257
(Provision) Benefit for Income Taxes	(42)	(3,394)	—	—	(3,436)

NET INCOME (LOSS)	$1,821	$5,318	$(110)	$(5,208)	$1,821

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended September 30, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$98,896	$31,150	$—	$130,046
Oil	53,265	27,643	—	80,908
Natural gas liquids	13,226	2,510	—	15,736
Other revenues	597	59	—	656

Total revenues	165,984	61,362	—	227,346

Costs and Expenses:
Operating expenses	39,616	34,583	—	74,199
General and administrative expense	17,774	1,148	—	18,922
Depreciation, depletion and amortization	64,656	41,562	—	106,218
Other miscellaneous expense	445	748	—	1,193

Total costs and expenses	122,491	78,041	—	200,532

OPERATING INCOME (LOSS)	43,493	(16,679)	—	26,814
Loss of Affiliates	(11,357)	—	11,357	—
Other Income (Expense):
Interest income	133	—	(77)	56
Interest expense, net of amounts capitalized	(19,632)	(147)	77	(19,702)

Income (Loss) Before Taxes	12,637	(16,826)	11,357	7,168
(Provision) Benefit for Income Taxes	(8,415)	5,469	—	(2,946)

NET INCOME (LOSS)	$4,222	$(11,357)	$11,357	$4,222

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Nine Months Ended September 30, 2010
(In thousands)

			Subsidiary		Consolidated
	Parent	Subsidiary	Non-		Mariner
	Company	Guarantors	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$181,300	$121,281	$—	$—	$302,581
Oil	155,211	128,358	—	—	283,569
Natural gas liquids	46,875	23,759	—	—	70,634
Other revenues	6,531	1,247	—	—	7,778

Total revenues	389,917	274,645	—	—	664,562

Costs and Expenses:
Operating expenses	109,002	97,372	—	—	206,374
General and administrative expense	66,468	2,952	270	—	69,690
Depreciation, depletion and amortization	153,010	135,159	81	—	288,250
Other miscellaneous expense	5,083	579	—	—	5,662

Total costs and expenses	333,563	236,062	351	—	569,976

OPERATING INCOME (LOSS)	56,354	38,583	(351)	—	94,586
Earnings of Affiliates	27,319	—	—	(27,319)	—
Other Income/(Expense):
Interest income	988	4	8	(227)	773
Interest expense, net of amounts capitalized	(61,098)	(253)	—	227	(61,124)

Income (Loss) Before Taxes	23,563	38,334	(343)	(27,319)	34,235
Provision for Income Taxes	(4,775)	(10,672)	—	—	(15,447)

NET INCOME (LOSS)	$18,788	$27,662	$(343)	$(27,319)	$18,788

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
Nine Months Ended September 30, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Revenues:
Natural gas	$307,051	$118,696	$—	$425,747
Oil	159,210	61,577	—	220,787
Natural gas liquids	23,416	6,982	—	30,398
Other revenues	7,913	17,807	—	25,720

Total revenues	497,590	205,062	—	702,652

Costs and Expenses:
Operating expenses	103,091	88,020	—	191,111
General and administrative expense	56,247	1,208	—	57,455
Depreciation, depletion and amortization	171,449	129,856	—	301,305
Full cost ceiling test impairment	342,595	362,136	—	704,731
Other miscellaneous expense	9,482	2,478	—	11,960

Total costs and expenses	682,864	583,698	—	1,266,562

OPERATING LOSS	(185,274)	(378,636)	—	(563,910)
Loss of Affiliates	(265,224)	—	265,224	—
Other Income (Expense):
Interest income	3,849	—	(3,406)	443
Interest expense, net of amounts capitalized	(50,880)	(3,602)	3,406	(51,076)

Loss Before Taxes	(497,529)	(382,238)	265,224	(614,543)
Benefit for Income Taxes	94,846	117,014	—	211,860

NET LOSS	$(402,683)	$(265,224)	$265,224	$(402,683)

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2010
(In thousands)

			Subsidiary	Consolidated
	Parent	Subsidiary	Non-	Mariner
	Company	Guarantors	Guarantors	Energy, Inc.
Net cash provided by (used in) operating activities	$165,815	$136,574	$(267)	$302,122

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(480,032)	(101,791)	(6,553)	(588,376)
Additions to other property and equipment	(552)	—	(21)	(573)
Proceeds from property conveyances	1,665	25,195	—	26,860

Net cash used in investing activities	(478,919)	(76,596)	(6,574)	(562,089)

Cash flow from financing activities:
Credit facility borrowings	551,000	—	—	551,000
Credit facility repayments	(283,000)	—	—	(283,000)
Other financing activities	44,133	(57,800)	6,561	(7,106)

Net cash provided by (used in) financing activities	312,133	(57,800)	6,561	260,894

(Decrease) Increase in Cash and Cash Equivalents	(971)	2,178	(280)	927
Cash and Cash Equivalents at Beginning of Period	8,365	3	551	8,919

Cash and Cash Equivalents at End of Period	$7,394	$2,181	$271	$9,846

MARINER ENERGY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2009
(In thousands)

				Consolidated
	Parent	Subsidiary		Mariner
	Company	Guarantors	Eliminations	Energy, Inc.
Net cash provided by operating activities	$390,197	$147,912	$—	$538,109

Cash flow from investing activities:
Acquisitions and additions to oil and gas properties	(299,947)	(169,033)	—	(468,980)
Additions to other property and equipment	13,453	(15,594)	—	(2,141)
Repayments of notes from affiliates	169,025	—	(169,025)	—

Net cash used in investing activities	(117,469)	(184,627)	(169,025)	(471,121)

Cash flow from financing activities:
Credit facility borrowings	350,221	—	—	350,221
Credit facility repayments	(855,221)	—	—	(855,221)
Repayments of notes from affiliates	—	(169,025)	169,025	—
Other financing activities	235,478	205,342	—	440,820

Net cash (used in) provided by financing activities	(269,522)	36,317	169,025	(64,180)

Increase (Decrease) in Cash and Cash Equivalents	3,206	(398)	—	2,808
Cash and Cash Equivalents at Beginning of Period	2,810	399	—	3,209

Cash and Cash Equivalents at End of Period	$6,016	$1	$—	$6,017

15. Apache Merger
     On April 15, 2010, Mariner and Apache Corporation, a Delaware corporation (“Apache”), announced that they entered into a definitive agreement pursuant to which Apache will acquire Mariner in a stock and cash transaction. The Agreement and Plan of Merger dated April 14, 2010, as amended (the “Merger Agreement”), by and among Apache, Mariner and Apache Deepwater LLC (f/k/a ZMZ Acquisitions LLC), a Delaware limited liability company and wholly owned subsidiary of Apache (“Merger Sub”), contemplates a merger (the “Merger”) whereby Mariner will be merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Apache.
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
     The Merger Agreement contains customary representations and warranties that the parties have made to each other as of specific dates. Apache and Mariner also have each agreed to certain covenants in the Merger Agreement. Among other covenants, Mariner has agreed, subject to certain exceptions, not to initiate, solicit, negotiate, provide information in furtherance of, approve, recommend or enter into an Acquisition Proposal (as defined in the Merger Agreement).
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
     The parties have completed agreed-upon confirmatory discovery and continue to negotiate in good faith to finalize a settlement agreement to present to the Court of Chancery of the State of Delaware for final approval. Pursuant to the settlement, the Delaware action will be dismissed with prejudice on the merits, the plaintiffs in the Texas action will voluntarily dismiss that action with prejudice, and all defendants will be released from any and all claims relating to, among other things, the merger, the Merger Agreement and any disclosures made in connection therewith. The settlement is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification, and final approval by the Court of Chancery of the State of Delaware. The settlement will not affect the form or amount of the consideration to be received by Mariner stockholders in the merger.
     The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in these actions or that they have engaged in any wrongdoing. The defendants entered into the settlement to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.

16. Subsequent Events
     On October 1, 2010, Mariner announced the date and record date for the special meeting of stockholders of Mariner at which stockholders of Mariner will consider and vote on, among other things, approval and adoption of the Merger Agreement. The special meeting is scheduled for November 10, 2010, at 8:00 a.m. Central Time. The record date for stockholders entitled to vote at the meeting was October 12, 2010.
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
Recent Developments
     Apache Merger. On April 15, 2010, Mariner and Apache Corporation, a Delaware corporation (“Apache”), announced that they entered into a definitive agreement pursuant to which Apache will acquire Mariner in a stock and cash transaction. The Agreement and Plan of Merger dated April 14, 2010, as amended (the “Merger Agreement”), by and among Apache, Mariner and Apache Deepwater LLC (f/k/a ZMZ Acquisitions LLC), a Delaware limited liability company and wholly owned subsidiary of Apache (“Merger Sub”), contemplates a merger (the “Merger”) whereby Mariner will be merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Apache.
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
     The Merger Agreement has been approved by the boards of directors of Apache, Mariner, and Merger Sub. On October 1, 2010, Mariner announced the date and record date for the special meeting of stockholders of Mariner at which stockholders of Mariner will consider and vote on, among other things, approval and adoption of the Merger Agreement. The special meeting is scheduled for November 10, 2010, at 8:00 a.m. Central Time. The record date for stockholders entitled to vote at the meeting was October 12, 2010. If stockholders approve and adopt the Merger Agreement, the parties expect the Merger to be completed shortly after the special meeting.
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
     The Merger Agreement contains customary representations and warranties that the parties have made to each other as of specific dates. Apache and Mariner also have each agreed to certain covenants in the Merger Agreement. Among other covenants, Mariner has agreed, subject to certain exceptions, not to initiate, solicit, negotiate, provide information in furtherance of, approve, recommend or enter into an Acquisition Proposal (as defined in the Merger Agreement).
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
     The parties have completed agreed-upon confirmatory discovery and continue to negotiate in good faith to finalize a settlement agreement to present to the Court of Chancery of the State of Delaware for final approval. Pursuant to the settlement, the Delaware action will be dismissed with prejudice on the merits, the plaintiffs in the Texas action will voluntarily dismiss that action with prejudice, and all defendants will be released from any and all claims relating to, among other things, the merger, the Merger Agreement and any disclosures made in connection therewith. The settlement is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification, and final approval by the Court of Chancery of the State of Delaware. The settlement will not affect the form or amount of the consideration to be received by Mariner stockholders in the merger.
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
Third Quarter 2010 Highlights
     In third quarter 2010 we reported net income of $1.8 million, for diluted earnings per share (EPS) of $0.02. During third quarter 2009, we reported net income of $4.2 million and $0.04 diluted EPS. Other financial and operational items include:

•	Average daily production during third quarter 2010 decreased 15% to 51 Mboe per day from 60 Mboe per day during third quarter 2009.

•	Net cash provided by operations for the three-month period ended September 30, 2010 decreased 48% to $103.9 million from $200.4 million for the same period in 2009.

•	Total revenues during third quarter 2010 decreased 7% to $210.7 million from $227.3 million during third quarter 2009.
Operational Update
     Offshore — We drilled three offshore wells in the third quarter of 2010, all of which were successful. Information regarding these wells is shown below:

		Approximate
Well Name	Operator	Working Interest	Water Depth (Ft)	Location
West Cameron 110 #19	Mariner	100%	43	Conventional Shelf
East Cameron 24 #2	Apex	31%	40	Conventional Shelf
Eugene Island 330 #B-9	Apache	2%	248	Conventional Shelf
     As of September 30, 2010 two offshore wells were drilling.
     We are a non-operator and own a 12.5% working interest in the Heidelberg discovery comprised of Green Canyon blocks 816, 859, 860 and 903. The original discovery well drilled on Green Canyon Block 859 was temporarily abandoned. The appraisal well drilled on Green Canyon Block 903 was plugged and abandoned without reaching the depth necessary to test the targeted objectives. The operator plans to drill a substitute appraisal well on Green Canyon Block 903 in order to delineate the objectives tested in the Green Canyon Block 859 well and test the deeper objectives not reached in that well. Drilling operations for the well were suspended while the former U.S. Gulf of Mexico drilling moratorium was in effect and are planned to commence after regulatory permits are obtained. Our estimated net cost for the substitute appraisal well is $14.0 million.
     We operate Atwater Valley 426 (Bass Lite) in which we own a 53.8% working interest. During first quarter 2010, production of approximately 2,700 Boe/d, net to our interest, was shut-in due to a suspected downhole mechanical failure in one of the two wells at the property. We plan to perform a well intervention during first half of 2011 in an effort to recommence production.
     As a result of the Deepwater Horizon incidents in April 2010, the U.S. Department of the Interior (“DOI”) has issued a series of reforms to the oversight and management of offshore drilling activities on the federal Outer Continental Shelf (“OCS”). On July 12, 2010, the Secretary of the DOI directed the Bureau of Ocean Energy Management, Regulation and Enforcement, to issue a suspension until November 30, 2010 of drilling activities that use subsea blowout preventers or surface blowout preventers on floating facilities. The moratorium was suspended on October 12, 2010. However, our Gulf of Mexico offshore operations have been impacted and likely may be impacted in the future by increased regulatory oversight and permitting delays, which may increase the cost of OCS wells such as Lucius, Heidelberg and Bass Lite and delay drilling and production therefrom.
     Onshore — In the third quarter of 2010, in the Permian Basin we drilled 23 development wells and 13 extension wells, all of which were successful. We also drilled two wells on our other onshore properties, both of which were successful. As of September 30, 2010, eight rigs were operating, seven on our Permian Basin properties and one on our other onshore properties.

Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     The following table sets forth summary information with respect to our oil and gas operations:

	Three Months Ended
	September 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except net production, average sales prices and % change)
Summary Operating Information:

Net Production:
Natural gas (MMcf)	17,458	24,121	(6,663)	(28)%
Oil (MBbls)	1,270	1,106	164	15%
Natural gas liquids (MBbls)	544	427	117	27%
Total barrel of oil equivalent (Mboe)	4,724	5,553	(829)	(15)%
Average daily production (Mboe/d)	51	60	(9)	(15)%
Hedging Activities:
Natural gas revenue gain	$12,765	$47,875	$(35,110)	(73)%
Oil revenue (loss) gain	(1,883)	7,819	(9,702)	(124)%

Total hedging revenue gain	$10,882	$55,694	$(44,812)	(80)%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$5.31	$5.39	$(0.08)	(1)%
Natural gas (per Mcf) unhedged	4.58	3.41	1.17	34%
Oil (per Bbl) realized(1)	71.97	73.15	(1.18)	(2)%
Oil (per Bbl) unhedged	73.45	66.08	7.37	11%
Natural gas liquids (per Bbl) realized(1)	41.93	36.85	5.08	14%
Natural gas liquids (per Bbl) unhedged	41.93	36.85	5.08	14%
Total barrel of oil equivalent ($/Mboe) realized(1)	43.80	40.83	2.97	7%
Total barrel of oil equivalent ($/Mboe) unhedged	41.49	30.80	10.69	35%
Summary of Financial Information:
Natural gas revenue	$92,655	$130,046	$(37,391)	(29)%
Oil revenue	91,434	80,908	10,526	13%
Natural gas liquids revenue	22,808	15,736	7,072	45%
Other revenues	3,780	656	3,124	476%
Lease operating expense	59,436	65,325	(5,889)	(9)%
Severance and ad valorem taxes	6,691	4,406	2,285	52%
Transportation expense	4,484	4,468	16	<1%
General and administrative expense	18,379	18,922	(543)	(3)%
Depreciation, depletion and amortization	93,620	106,218	(12,598)	(12)%
Other miscellaneous expense	2,045	1,193	852	71%
Net interest expense	20,765	19,646	1,119	6%

Income before taxes	5,257	7,168	(1,911)	(27)%
Provision for income taxes	3,436	2,946	490	17%

Net Income	$1,821	$4,222	$(2,401)	(57)%

Average Unit Costs per Mboe:
Lease operating expense	$12.58	$11.76	$0.82	7%
Severance and ad valorem taxes	1.42	0.79	0.63	80%
Transportation expense	0.95	0.80	0.15	19%
General and administrative expense	3.89	3.41	0.48	14%
Depreciation, depletion and amortization	19.82	19.13	0.69	4%

(1)	Average sales prices include the effects of hedging

     Net Income for third quarter 2010 was $1.8 million compared to $4.2 million for the comparable period in 2009. The decrease was primarily attributable to a decrease in revenues of $16.7 million resulting from lower natural gas production (discussed further below) and lower realized natural gas and crude oil prices. Partially offsetting the lower net income were decreases in depreciation, depletion and amortization and lease operating expense of $12.6 million and $5.9 million, respectively. Basic and diluted earnings per share for third quarter 2010 were $0.02 for each measure compared to basic and diluted earnings per share of $0.04 for third quarter 2009.
     Net Production for third quarter 2010 was approximately 4,724 Mboe, down 15% from 5,553 Mboe for third quarter 2009. Natural gas production for third quarter 2010 comprised approximately 62% of total net production compared to approximately 72% for third quarter 2009.
     Natural gas production for third quarter 2010 decreased 28% to approximately 190 MMcf per day, compared to approximately 262 MMcf per day for third quarter 2009. Oil production for third quarter 2010 increased 15% to approximately 13,809 barrels per day, compared to approximately 12,018 barrels per day for third quarter 2009. Natural gas liquids production for third quarter 2010 increased 27% to approximately 5,913 barrels per day, compared to approximately 4,641 barrels per day for third quarter 2009.
     Period over period changes in our production were primarily attributable to the following:
•	Increased production of 242.2 Mboe, or 31%, from our Permian Basin properties, primarily as a result of our drilling and development of existing acreage.

•	Increased production of 314.1 Mboe from our Gulf Coast and other onshore properties as a result of the Edge acquisition.

•	Decreased production of 1,159.2 Mboe, or 44%, from our Gulf of Mexico deepwater properties at Geauxpher located in Garden Banks 462 (517.5 Mboe), Bass Lite located in Atwater 426 (323.8 Mboe) and East Breaks 602 (161.8 Mboe). These decreases were primarily attributable to premature water breakthroughs discovered on Geauxpher, normal production declines on East Breaks 602 and permitting delays and equipment unavailability for Bass Lite resulting from the Deepwater Horizon incident and U.S. Gulf of Mexico drilling moratorium.

•	Decreased production of 226.2 Mboe, or 10%, from our Gulf of Mexico shelf properties as a result of a recompletion not performed at High Island 116 (221.5 Mboe) as production was still flowing, and normal depletion declines at West Cameron 172 (112.3 Mboe) and South Marsh Island 76 (71.9 Mboe). These decreases were partially offset by increased production at South Timbalier 148 (143.4 Mboe).
     Natural gas, oil and NGL revenues for third quarter 2010 decreased 9% to $206.9 million compared to $226.7 million for third quarter 2009 as a result of a decrease in total production (approximately $33.8 million), partially offset by higher average sales prices (approximately $14.0 million, net of the effect of hedging).
     During third quarter 2010, our revenues reflected a net recognized hedging gain of $10.9 million comprised of $10.8 million in favorable cash settlements and an unrealized gain of $0.1 million related to the ineffective portion of open contracts that are not eligible for deferral under accounting for derivatives and hedging under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging gain of approximately $55.7 million for third quarter 2009, comprised of $52.6 million in favorable cash settlements on our hedges, a $3.9 million gain reclassification on our liquidated swaps and an unrealized loss of $0.8 million related to the ineffective portion of open contracts that are not eligible for deferral under GAAP.

     Our natural gas and oil average sales prices, and the effects of hedging activities on those prices, were as follows:

			Hedging
	Realized	Unhedged	Gain (Loss)	% Change
Three Months Ended September 30, 2010:
Natural gas (per Mcf)	$5.31	$4.58	$0.73	16%
Oil (per Bbl)	71.97	73.45	(1.48)	(2)%

Three Months Ended September 30, 2009:
Natural gas (per Mcf)	$5.39	$3.41	$1.98	58%
Oil (per Bbl)	73.15	66.08	7.07	11%
     Other revenues for third quarter 2010 increased approximately $3.1 million to $3.8 million from $0.7 million for third quarter 2009 primarily as a result of $2.4 million in pipeline income and $0.4 million in increased third party gas sales.
     Lease operating expense (“LOE”) for third quarter 2010 decreased approximately $5.9 million to $59.4 million from $65.3 million for third quarter 2009 due primarily to decreases of $7.9 million in hurricane repairs, $3.4 million attributable to shut-in production on one of two wells at Atwater 426 (Bass Lite), $2.2 million in workovers at our Permian Basin properties and $1.3 million in pipeline repairs for Mississippi Canyon (Pluto). These decreases were partially offset by increases of $3.1 million from properties related to the Edge acquisition, $2.3 million of expenses related to Ewing Bank 921 (Black Widow), $1.6 million attributable to the increase in development of our Permian Basin properties, $1.0 million in pipeline repairs for Vermillion 326 and $0.8 million in well costs at Vermillion 35.
     Severance and ad valorem tax for third quarter 2010 increased approximately $2.3 million to $6.7 million from $4.4 million for third quarter 2009 due to an increase of $0.8 million from properties related to the Edge acquisition and a $1.4 million increase attributable to development in our onshore properties and increased production from our Permian Basin properties.
     General and administrative expense (“G&A”) for third quarter 2010 decreased approximately $0.5 million to $18.4 million from $18.9 million for third quarter 2009 due primarily to increases of $2.0 million in capitalized G&A resulting from a greater number of employees associated with our acquisition, exploration and development activities and a rise in stock compensation expense related to those employees and $0.5 million of overhead recovery, decreases of $0.9 million in stock compensation expense and $0.2 million in corporate office and other administrative expenses. These were partially offset by increases of $1.5 million in salaries and wages resulting from an average increase of 18% in headcount period over period, $0.8 million attributable to professional fees associated with the pending Apache merger and $0.5 million in office, computer and corporate expenditures due to professional and industry subscription costs.
     Depreciation, depletion, and amortization expense for third quarter 2010 decreased approximately $12.6 million to $93.6 million ($19.82 per Mboe) from $106.2 million ($19.13 per Mboe) for third quarter 2009. This decrease primarily resulted from a $14.5 million decrease in expense due to lower total production, partially offset by a $1.1 million increase in the depletion rate due to capital additions and the Edge acquisition.
     Other miscellaneous expense for third quarter 2010 increased approximately $0.8 million to $2.0 million from $1.2 million for third quarter 2009 due primarily to an increase of $0.4 million in third party gas purchases made to satisfy our pipeline transportation commitments and an increase of $0.3 million in bad debt expense.
     Net interest expense for third quarter 2010 increased approximately $1.2 million to $20.8 million from $19.6 million for third quarter 2009 due primarily to an increase in interest expense on our credit facility of $3.4 million as a result of an increased balance, partially offset by an increase in capitalized interest of $2.3 million.
     Provision for income taxes for third quarter 2010 reflected an effective tax rate of 65.4% as compared to 41.1% for third quarter 2009. The third quarter 2010 effective tax rate includes the impact of additional tax expenses totaling $1.1 million attributable to non-deductible Apache merger costs, stock award vesting shortfalls, and change of tax estimates. Without the impact of these combined adjustments, the effective tax rate would have been 44.5%.

The third quarter 2009 tax provision included tax expense totaling $0.4 million attributable to stock award vesting shortfalls. Without the impact of the shortfalls, the effective tax rate for third quarter 2009 would have been 35.5%. The higher effective tax rate for third quarter 2010 was attributable to recurring non deductable costs in relation to pre-tax income.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     The following table sets forth summary information with respect to our oil and gas operations:

	Nine Months Ended
	September 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except net production, average sales prices and % change)
Summary Operating Information:

Net Production:
Natural gas (MMcf)	55,857	69,979	(14,122)	(20)%
Oil (MBbls)	3,897	3,255	642	20%
Natural gas liquids (MBbls)	1,633	1,032	601	58%
Total barrel of oil equivalent (Mboe)	14,840	15,949	(1,109)	(7)%
Average daily production (Mboe/d)	54	58	(4)	(7)%
Hedging Activities:
Natural gas revenue gain	$34,742	$149,685	$(114,943)	(77)%
Oil revenue (loss) gain	(10,327)	40,210	(50,537)	(126)%

Total hedging revenue gain	$24,415	$189,895	$(165,480)	(87)%

Average Sales Prices:
Natural gas (per Mcf) realized(1)	$5.42	$6.08	$(0.66)	(11)%
Natural gas (per Mcf) unhedged	4.80	3.94	0.86	22%
Oil (per Bbl) realized(1)	72.76	67.83	4.93	7%
Oil (per Bbl) unhedged	75.41	55.48	19.93	36%
Natural gas liquids (per Bbl) realized(1)	43.27	29.46	13.81	47%
Natural gas liquids (per Bbl) unhedged	43.27	29.46	13.81	47%
Total barrel of oil equivalent ($/Mboe) realized(1)	44.26	42.44	1.82	4%
Total barrel of oil equivalent ($/Mboe) unhedged	42.61	30.54	12.07	40%
Summary of Financial Information:
Natural gas revenue	$302,581	$425,747	$(123,166)	(29)%
Oil revenue	283,569	220,787	62,782	28%
Natural gas liquids revenue	70,634	30,398	40,236	132%
Other revenues	7,778	25,720	(17,942)	(70)%
Lease operating expense	172,089	165,816	6,273	4%
Severance and ad valorem taxes	19,711	11,668	8,043	69%
Transportation expense	14,574	13,627	947	7%
General and administrative expense	69,690	57,455	12,235	21%
Depreciation, depletion and amortization	288,250	301,305	(13,055)	(4)%
Full cost ceiling test impairment	—	704,731	(704,731)	(100)%
Other miscellaneous expense	5,662	11,960	(6,298)	(53)%
Net interest expense	60,351	50,633	9,718	19%

Income (Loss) before taxes	34,235	(614,543)	648,778	106%
Provision (Benefit) for income taxes	15,447	(211,860)	227,307	107%

Net Income (Loss)	$18,788	$(402,683)	$421,471	105%

Average Unit Costs per Mboe:
Lease operating expense	$11.60	$10.40	$1.20	12%
Severance and ad valorem taxes	1.33	0.73	0.60	82%
Transportation expense	0.98	0.85	0.13	15%
General and administrative expense	4.70	3.60	1.10	31%
Depreciation, depletion and amortization	19.42	18.89	0.53	3%

(1)	Average sales prices include the effects of hedging

     Net Income (Loss) for first nine months 2010 was $18.8 million compared to $(402.7) million for the comparable period in 2009. The increase was primarily attributable to no indication of a full-cost ceiling test impairment in first nine months 2010 compared to an impairment of $704.7 million in first nine months 2009. The increase in net income was partially offset by a decrease in tax benefit of $227.3 million, a decrease in revenues of $38.1 million, and increases in general and administrative expense and net interest expense of $12.2 million and $9.7 million, respectively. Basic and diluted earnings per share for first nine months 2010 were $0.19 and $0.18, respectively, compared to basic and diluted earnings per share of $(4.29) for each measure for first nine months 2009.
     Net Production for first nine months 2010 was approximately 14,840 Mboe, down 7% from 15,949 Mboe for first nine months 2009. Natural gas production for first nine months 2010 comprised approximately 63% of total net production compared to approximately 73% for first nine months 2009.
     Natural gas production for first nine months 2010 decreased 20% to approximately 205 MMcf per day, compared to approximately 256 MMcf per day for first nine months 2009. Oil production for first nine months 2010 increased 20% to approximately 14,276 barrels per day, compared to approximately 11,922 barrels per day for first nine months 2009. Natural gas liquids production for first nine months 2010 increased 58% to approximately 5,980 barrels per day, compared to approximately 3,778 barrels per day for first nine months 2009.
     Period over period changes in our production were primarily attributable to the following:
•	Increased production of 496.7 Mboe, or 22%, from our Permian Basin properties, primarily as a result of our drilling and development of existing acreage.

•	Increased production of 1,047.6 Mboe from our Gulf Coast and other onshore properties as a result of the Edge acquisition.

•	Decreased production of 1,694.9 Mboe, or 25%, from our Gulf of Mexico deepwater properties at Atwater 426 (635.4 Mboe), East Breaks 558 (434.6 Mboe), Garden Banks 195 (270.2 Mboe), Green Canyon 472 (208.6 Mboe), East Breaks 602 (202.6 Mboe) and Viosca Knoll 917 (153.4 Mboe). These decreases were primarily attributable to normal production declines, except for Bass Lite which was attributable to permitting delays and equipment unavailability resulting from the Deepwater Horizon incident and U.S. Gulf of Mexico drilling moratorium. Decreases in production were partially offset by increased production at Geauxpher located in Garden Banks 462 (314.6 Mboe).

•	Decreased production of 963.1 Mboe, or 14%, from our Gulf of Mexico shelf properties as a result of normal depletion declines at South Marsh Island 76 (445.1 Mboe) and High Island 163 (180.7 Mboe), recompletion delays at High Island 116 (555.7 Mboe) and High Island A 467 (159.2 Mboe). These decreases were partially offset by increased production at certain of our properties including Vermilion 380 (335.2 Mboe), where production was shut-in due to Hurricane Ike in the prior year period, and South Timbalier 49 (208.8 Mboe), due to a new producing well in the current period.
     Natural gas, oil and NGL revenues for first nine months 2010 decreased 3% to $656.8 million compared to $676.9 million for first nine months 2009 as a result of a decrease in total production (approximately $47.1 million, net of the effect of hedging) partially offset by higher average sales prices (approximately $27.0 million, net of the effect of hedging).
     During first nine months 2010, our revenues reflected a net recognized hedging gain of $24.4 million comprised of $22.7 million in favorable cash settlements and an unrealized gain of $1.7 million related to the ineffective portion of open contracts that are not eligible for deferral under accounting for derivatives and hedging under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale. This compares to a net recognized hedging gain of approximately $189.9 million for first nine months 2009, comprised of $173.6 million in favorable cash settlements on our hedges, a $17.1 million gain reclassification on our liquidated swaps and an unrealized loss of $0.8 million related to the ineffective portion of open contracts that are not eligible for deferral under GAAP.

     Our natural gas and oil average sales prices, and the effects of hedging activities on those prices, were as follows:

			Hedging
	Realized	Unhedged	Gain (Loss)	% Change
Nine Months Ended September 30, 2010:
Natural gas (per Mcf)	$5.42	$4.80	$0.62	13%
Oil (per Bbl)	72.76	75.41	(2.65)	(4)%

Nine Months Ended September 30, 2009:
Natural gas (per Mcf)	$6.08	$3.94	$2.14	54%
Oil (per Bbl)	67.83	55.48	12.35	22%
     Other revenues for first nine months 2010 decreased approximately $17.9 million to $7.8 million from $25.7 million for first nine months 2009 primarily as a result of our receipt of a $16.6 million arbitration award in 2009 related to a consummated acquisition, a $3.3 million decrease in third party gas sales and a $0.3 million decrease in income from gathering systems. Partially offsetting the decreases were $2.4 million in pipeline income and a $0.6 million gain on retirement of other property.
     Lease operating expense (“LOE”) for first nine months 2010 increased approximately $6.3 million to $172.1 million from $165.8 million for first nine months 2009, due primarily to increases of $8.9 million from properties related to the Edge acquisition, $5.6 million of expenses related to Ewing Bank 921 (Black Widow), $5.3 million due to workovers primarily on West Cameron 110 and South Marsh Island 76, $4.8 million resulting from routine maintenance and platform repairs on offshore shelf properties, $4.4 million in helicopter and boat expenses, $2.0 million in methanol charges on Garden Banks 462 (Geauxpher) and $1.9 million in pipeline repairs for Mississippi Canyon 673 (Pluto). These were partially offset by decreases of $15.1 million in hurricane reimbursements received in first nine months 2010, $6.8 million related to the retrospective contingent OIL insurance premium in first nine months 2010 and $4.9 million resulting from shut-in production on one of two wells at Atwater 426 (Bass Lite).
     Severance and ad valorem tax for first nine months 2010 increased approximately $8.0 million to $19.7 million from $11.7 million for first nine months 2009 due to an increase of $3.2 million from properties related to the Edge acquisition and a $4.8 million increase attributable to development in our onshore properties and increased production from our Permian Basin properties.
     Transportation expense for first nine months 2010 increased approximately $1.0 million to $14.6 million from $13.6 million for first nine months 2009 due primarily to increases of $1.1 million at Garden Banks 462 and $0.4 million at Green Canyon 646, both of which were not included in first nine months 2009 due to production at those fields commencing subsequent to that period and $0.4 million at High Island A341 attributable to a rate increase. These increases were partially offset by a decrease in transportation expense of $1.1 million at Ewing Banks 558 due to decreased production as a result of normal depletion declines.
     General and administrative expense for first nine months 2010 increased approximately $12.2 million to $69.7 million from $57.5 million for first nine months 2009 due to increases of $11.0 million in salaries and wages resulting from an average increase of 19% in headcount period over period. $2.8 million attributable to professional and legal fees associated with the pending Apache merger, $2.0 million in costs associated with the expansion of our corporate offices and other administrative expenses, $1.8 million in office, computer and corporate expenditures due to professional and industry subscription costs, and $1.2 million in non-recurring projects. These increases were partially offset by a $5.5 million increase in capitalized G&A resulting from an increase in employees associated with our acquisition, exploration and development activities and an increase in stock compensation expense related to those employees and a $1.0 million decrease in stock compensation expense.
     Depreciation, depletion, and amortization expense for first nine months 2010 decreased approximately $13.0 million to $288.3 million ($19.42 per Mboe) from $301.3 million ($18.89 per Mboe) for first nine months 2009. This decrease primarily resulted from a $19.1 million decrease in expense due to lower production. This decrease was partially offset by a $3.8 million increase in the depletion rate in 2010 due to capital additions and the Edge acquisition.

     Full cost ceiling test impairment was not recognized for first nine months 2010 due to our ceiling limit exceeding the net capitalized cost of our proved oil and gas properties. For first nine months 2009, the net capitalized cost of our proved oil and gas properties exceeded our ceiling limit and an impairment of $704.7 million was recognized. See Note 5 “Oil and Gas Properties” in Item 1 of Part I of this Quarterly Report on Form 10-Q for more detail on this impairment.
     Other miscellaneous expense for first nine months 2010 decreased approximately $6.3 million to $5.7 million from $12.0 million for first nine months 2009 due primarily to a decrease in bad debt expense of approximately $3.1 million, a $2.8 million decrease in third party gas purchases made to satisfy our pipeline transportation commitments and $1.8 million in imputed interest charges relating to an offshore rig contract in the current period.
     Net interest expense for first nine months 2010 increased approximately $9.7 million to $60.3 million from $50.6 million for first nine months 2009 due primarily to an increase in interest expense of $15.8 million as a result of our June 2009 issuance of 11 3/4% senior notes due 2016, partially offset by an increase in capitalized interest of $8.6 million.
     Provision for income taxes for first nine months 2010 reflected an effective tax rate of 45.1% as compared to 34.5% for first nine months 2009. The effective tax rate for first nine months 2010 includes the impact of additional tax expenses totaling $1.8 million for non-deductible Apache merger transaction costs, stock award vesting shortfalls, and change of tax estimates. Without the impact of these combined adjustments, the effective tax rate for first nine months 2010 would have been 39.8%. The effective tax rate for first nine months 2009 included tax expense totaling $7.6 million associated with stock award vesting shortfalls. Due to the net loss for the first nine months of 2009, the increase in tax expense reduced the effective tax rate to 34.5%. Without the impact of the shortfalls, the effective tax rate for first nine months 2009 would have been 35.7%. The higher rate for first nine months 2010 was attributable to recurring non-deductible costs in relation to pre-tax income.
Liquidity and Capital Resources
     Net cash provided by operating activities decreased by $236.0 million to $302.1 million from $538.1 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease was due primarily to a decrease in receivable collections of $62.1 million, cash transactions that occurred in 2009 not occurring in 2010 of $55.0 million, including receipts for liquidated natural gas and crude oil fixed price swaps reclassified to earnings in subsequent quarters of 2009 of $38.4 million and an arbitration award of $16.6 million, a decrease in hurricane insurance proceeds of $37.7 million, an increase in G&A and operating expenses of $27.5 million, a decrease in accrued liabilities of $21.4 million, a decrease in revenues of $20.1 million and an increase in asset retirement obligation settlements of $11.1 million.
     As of September 30, 2010, we had a working capital deficit of $132.0 million, including an abandonment liability and a deferred tax liability partially offset by a non-cash current derivative asset and prepaid assets. In addition, working capital was negatively impacted by accrued capital expenditures. We expect that this deficit will be funded by cash flow from operating activities and borrowings under our bank credit facility, as needed.
     Net cash flows used in investing activities increased by $91.0 million to $562.1 million from $471.1 million for the nine months ended September 30, 2010 and 2009, respectively, due primarily to our acquisition of additional interests in the Permian Basin for approximately $100.0 million and an increase in capital expenditures attributable to greater activity in our drilling programs.
     Net cash flows provided by (used in) financing activities increased by $325.1 million to $260.9 million from $(64.2) million for the nine months ended September 30, 2010 and 2009, respectively. This increase was due primarily to an increase of $773.0 million in net borrowings under our bank credit facility, primarily to finance acquisitions (including approximately $100.0 million for additional interests in the Permian Basin), partially offset by $446.2 million of proceeds received from debt and equity securities offerings in June 2009.

     Capital Expenditures — The following table presents major components of our capital expenditures during the nine months ended September 30, 2010.

	In thousands	Percentage
Capital Expenditures:
Acquisitions (property and leasehold)	$232,641	38%
Offshore natural gas and oil development	153,632	25%
Onshore natural gas and oil development	124,738	20%
Natural gas and oil exploration	62,886	10%
Other items (primarily capitalized overhead)	39,636	7%

Total capital expenditures	$613,533	100%

     The above table reflects decreased non-cash capital accruals of $46.7 million that are a component of working capital changes in the statement of cash flows.
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
     As of September 30, 2010, maximum credit availability under the facility was $1.0 billion, including up to $50.0 million in letters of credit, subject to a borrowing base of $950.0 million. We expect the regular periodic borrowing base redetermination process that began in August 2010 to be completed in fourth quarter 2010. As of September 30, 2010, there were $573.0 million in advances outstanding under the credit facility and four letters of credit outstanding totaling $4.7 million, of which $4.2 million is required for plugging and abandonment obligations at certain of our offshore fields. As of September 30, 2010, after accounting for the $4.7 million of letters of credit, we had $372.3 million available to borrow under the credit facility.
     Borrowings under the bank credit facility bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. At September 30, 2010, when borrowings at both LIBOR and prime-based rates were outstanding, the blended interest rate was 2.77% on all amounts borrowed. During the nine months ended September 30, 2010, the commitment fee on unused capacity was 0.5% per annum.
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
We were in compliance with these covenants as of September 30, 2010 when the ratio of consolidated current assets plus the unused borrowing base to consolidated current liabilities was 2.16 to 1.0 and the ratio of total debt to EBITDA was 2.71 to 1.0.
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
     Senior Notes — In 2009, we sold and issued $300.0 million aggregate principal amount of our 11 3/4% senior notes due 2016 (the “11 3/4% Notes”). In 2007, we sold and issued $300.0 million aggregate principal amount of our 8% senior notes due 2017 (the “8% Notes”). In 2006, we sold and issued $300.0 million aggregate principal amount of our 7 1/2% senior notes due 2013 (the “7 1/2% Notes” and together with the 11 3/4% Notes and the 8% Notes, the “Notes”). The Notes are governed by indentures that are substantially identical for each series. The Notes are senior unsecured obligations of Mariner. The 11 3/4% Notes mature on June 30, 2016 with interest payable on June 30 and December 30 of each year beginning December 30, 2009. The 8% Notes mature on May 15, 2017 with interest payable on May 15 and November 15 of each year. The 7 1/2% Notes mature on April 15, 2013 with interest payable on April 15 and October 15 of each year. There is no sinking fund for the Notes. We and our restricted subsidiaries are subject to certain financial and non-financial covenants under each of the indentures governing the Notes. We were in compliance with the financial covenants under the Notes as of September 30, 2010.
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
     2010 Capital Expenditures. We anticipate that our base operating capital expenditures for 2010 will be approximately $667.0 million (excluding hurricane-related expenditures and acquisitions). This amount includes our net exposure of approximately $62.5 million as a result of the 44 blocks awarded from the March 2010 MMS Central Gulf of Mexico Lease Sale 213. There is significant potential for increase or decrease in our capital expenditure budget depending upon drilling success, acquisition opportunities and cash flow during the year, subject to our obligations under the Merger Agreement not to exceed the budget by more the $50.0 million in the aggregate without Apache’s prior written consent. Approximately 63% of the base operating capital program is planned to be allocated to development activities, 28% to exploration activities, and the remainder to other items (primarily capitalized overhead and interest). In addition, we estimate additional hurricane-related costs of $44.5 million during 2010 related to Hurricane Ike that we believe are substantially covered under applicable insurance. Complete recovery or settlement is not expected to occur during the next 12 months.
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
Off-Balance Sheet Arrangements
     Letters of Credit — Our bank credit facility has a letter of credit subfacility of up to $50.0 million that is included as a use of the borrowing base. As of September 30, 2010, four such letters of credit totaling $4.7 million were outstanding.
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
     During the nine months ended September 30, 2010, we recorded a net asset for the increase in the fair value of our derivative financial instruments of $104.8 million, principally due to the decrease in natural gas commodity prices below our swap prices. The increase was comprised of an increase in accumulated other comprehensive income of approximately $81.8 million, net of income taxes of $45.7 million, approximately $22.7 million of favorable cash hedging settlements during the period reflected in natural gas and oil revenues and an unrealized, non-cash gain due to hedging ineffectiveness under GAAP of approximately $1.7 million reflected in natural gas revenues.
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
     Our major market risk exposure continues to be the prices applicable to our natural gas and oil production. The sales price of our production is primarily driven by the prevailing market price. Historically, prices received for our natural gas and oil production have been volatile and unpredictable. Hypothetically, if production levels were to remain at 2010 levels, a 10% increase in commodity prices from those as of September 30, 2010 would increase our cash flow by approximately $63.3 million for the nine months ended September 30, 2010.
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
     On January 29, 2009, we liquidated crude oil fixed price swaps that previously had been designated as cash flow hedges for accounting purposes in respect of 977,000 barrels of crude oil in exchange for a cash payment to us of $10.0 million and installment payments of $13.5 million to be paid monthly to us through 2009. On April 16, 2009, we received a $10.5 million cash settlement on the hedges that were settled in monthly installments at January 29, 2009. Since, at the time of liquidation, the forecasted sales of crude oil volumes were still expected to occur, the accumulated losses through January 29, 2009 on the related derivative contracts remained in accumulated other comprehensive income. These accumulated losses were reclassified to oil revenues throughout 2009 as the physical transactions occurred. Additionally, all changes in the value of these derivative contracts subsequent to January 29, 2009 were also reclassified monthly from accumulated other comprehensive income to current period oil revenues. The table below reflects these reclassifications for the three months and nine months ended September 30, 2009.
     Derivative gains and losses are recorded by commodity type in oil and natural gas revenues in the Condensed Consolidated Statements of Operations. The effects on our oil and gas revenues from our hedging activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Cash Gain on Settlements (1)	$10,745	$52,644	$22,658	$173,648
Reclassification of Liquidated Swaps (2)	—	3,859	—	17,059
Gain (Loss) on Hedge Ineffectiveness (3)	137	(809)	1,757	(812)

Total	$10,882	$55,694	$24,415	$189,895

(1)	Designated as cash flow hedges pursuant to accounting for derivatives and hedging under GAAP.

(2)	Net gain realized in 2009 on liquidated natural gas and crude oil fixed price swaps that do not qualify for hedge accounting.

(3)	Unrealized gain (loss) recognized in natural gas revenue related to the ineffective portion of open contracts designated as cash flow hedges that are not eligible for deferral under GAAP due primarily to the basis differentials between the contract price and the indexed price at the point of sale.
     As of September 30, 2010, we had the following hedge contracts outstanding:

		Weighted Average	Fair Value
Fixed Price Swaps	Quantity	Fixed Price	Asset/(Liability)
			(In thousands)
Natural Gas (MMbtus)
October 1 — December 31, 2010	9,815,113	$5.57	$15,897
January 1 — December 31, 2011	29,389,843	$5.79	39,936
January 1 — December 31, 2012	22,338,802	$6.11	22,701
January 1 — December 31, 2013	5,840,000	$6.76	8,210
Crude Oil (Bbls)
October 1 — December 31, 2010	775,192	$73.36	(6,044)
January 1 — December 31, 2011	1,978,364	$79.33	(10,315)
January 1 — December 31, 2012	494,100	$80.76	(3,004)
January 1 — December 31, 2013	408,800	$82.81	(2,148)

Total			$65,233

     We have reviewed the financial strength of our counterparties and believe the credit risk associated with these swaps to be minimal. Hedges with counterparties that are lenders under our bank credit facility are secured under the bank credit facility.

     As of September 30, 2010, we expect to realize within the next 12 months a net gain of approximately $35.5 million resulting from hedging activities that are currently recorded in accumulated other comprehensive income. The net hedging gain is expected to be realized as a decrease of $15.3 million to oil revenues and an increase of $50.8 million to natural gas revenues.
     Interest Rate Market Risk — Borrowings under our bank credit facility, as discussed under the caption “Liquidity and Capital Resources”, mature on January 31, 2012, and bear interest at either a LIBOR-based rate or a prime-based rate, at our option, plus a specified margin. Both options expose us to risk of earnings loss due to changes in market rates. We have not entered into interest rate hedges that would mitigate such risk. As of September 30, 2010, the blended interest rate on our outstanding bank debt was 2.77%. If the balance of our bank debt at September 30, 2010 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.4 million per quarter.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Mariner, under the supervision and with the participation of its management, including Mariner’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that Mariner’s disclosure controls and procedures are effective as of September 30, 2010 to ensure that information required to be disclosed by Mariner in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting
     There were no changes that occurred during the quarter ended September 30, 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Gulf of Mexico Oil Spill
     On April 22, 2010, a deepwater drilling rig, the Deepwater Horizon, operating in the Gulf of Mexico on Mississippi Canyon Block 252 sank after an apparent blowout and fire, resulting in a significant spill of hydrocarbons. Neither Apache nor Mariner owns an interest in the field. As a result of the incident and spill, the U.S. Department of the Interior (“DOI”) issued a series of reforms to the oversight and management of offshore exploration drilling activities on the federal Outer Continental Shelf (“OCS”). On May 30, 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEM”) of the DOI announced, as a result of the Deepwater Horizon incidents, a Moratorium Notice to Lessees and Operators (“Moratorium NTL”), which directed oil and gas lessees and operators to cease drilling new deepwater (depths greater than 500 feet) wells on the OCS, and put oil and gas lessees and operators on notice that, with certain exceptions, the BOEM would not consider drilling permits for deepwater wells and related activities for a period of six months. On June 22, 2010, the U.S. District Court for the Eastern District of Louisiana issued a preliminary injunction prohibiting the enforcement of the moratorium, which the DOI appealed to the Fifth Circuit Court of Appeals. On July 8, 2010, the court of appeals denied the government’s request that the district court’s order be stayed while the appeal is pending. On July 12, 2010, the Secretary of the DOI directed the BOEM to issue a suspension until November 30, 2010 of drilling activities that use subsea blowout preventers or surface blowout preventers on floating facilities, rather than a moratorium based on water depths. On October 12, 2010, the Secretary of the DOI directed the BOEM to lift, effective immediately, this current deepwater drilling suspension as to all deepwater drilling activity, and further directed the BOEM to require, prior to approving any deepwater drilling activity, that (i) each operator demonstrate that it has in place written and enforceable commitments that ensure promptly available containment resources in the event of a deepwater blowout, and (ii) the Chief Executive Officer of each operator seeking to perform deepwater drilling certify compliance with all applicable regulations, including new drilling safety rules.
     In addition, on June 8, 2010, the BOEM issued a Notice to Lessees focusing on safety measures, which among other things, requires an OCS operator’s Chief Executive Officer to certify that such operator is conducting its operations in compliance with applicable operating regulations found at 30 C.F.R. 250. On October 19, 2010 the U.S. District Court for the Eastern District of Louisiana held that this Notice to Lessees was of no lawful force and effect.
     In September 2010, the BOEM, along with the DOI, issued a Notice to Lessees (“NTL”) to require oil and gas companies operating in the Gulf of Mexico to set permanent plugs in nonproducing wells that are currently completed with a subsurface safety valve in place and to dismantle oil and gas production platforms no longer being used for exploration or production. The NTL mandates that any well that has not been used during the past five years for exploration or production must be plugged, and associated production platforms and pipelines must be decommissioned if no longer involved with exploration or production activities. The NTL became effective October 15, 2010 and companies have 120 days from then to submit a company-wide plan for decommissioning these facilities and wells. Mariner is developing a plan and evaluating the impact that compliance with the NTL will have on Mariner’s abandonment liability.
     The Gulf of Mexico offshore operations of Mariner have been impacted, and likely may be impacted in the future, by increased regulatory oversight, which may increase the cost of OCS wells and delay drilling and production therefrom. There may be changes in laws and regulations, increases in insurance costs or decreases in insurance availability, as well as further delays in offshore exploration and drilling activities in the Gulf of Mexico. Any of the aforementioned changes could have a material effect on the financial condition or results of operations of Mariner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares	Value) of
	Total		(or Units)	Shares (or Units)
	Number of	Average	Purchased as	that May Yet Be
	Shares (or	Price Paid	Part of Publicly	Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
July 1, 2010 to July 31, 2010 (1)	2,944	$21.48	—	—
August 1, 2010 to August 31, 2010 (1)	601	$23.15	—	—
September 1, 2010 to September 30, 2010 (1)	4,468	$23.37	—	—

Total	8,013	$22.66	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 6. Exhibits

Number	Description

2.1*	Agreement and Plan of Merger dated as of April 14, 2010 by and among Apache Corporation, ZMZ Acquisitions LLC and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on April 16, 2010).

2.2*	Amendment No. 1 dated as of August 2, 2010 to the Agreement and Plan of Merger dated as of April 14, 2010 by and among Apache Corporation, ZMZ Acquisitions LLC and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.2 to Mariner’s Form 8-K filed on August 2, 2010).

2.3*	Purchase and Sale Agreement, dated as of December 9, 2009, by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company, Miller Exploration Company, Edge Petroleum Operating Company, Inc., Edge Petroleum Production Company, Miller Oil Corporation, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Mariner’s Form 8-K filed on January 5, 2010).

3.1*	Second Amended and Restated Certificate of Incorporation of Mariner Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Mariner’s Registration Statement on Form S-8 (File No. 333-132800) filed on March 29, 2006).

3.2*	Certificate of Designations of Series A Junior Participating Preferred Stock of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.1 to Mariner’s Form 8-K filed on October 14, 2008).

3.3*	Fourth Amended and Restated Bylaws of Mariner Energy, Inc. (incorporated by reference to Exhibit 3.2 to Mariner’s Registration Statement on Form S-4 (File No. 333-129096) filed on October 18, 2005).

4.1*	Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 16, 2009).

4.2*	First Supplemental Indenture, dated as of June 10, 2009, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on June 16, 2009).

4.3*	Indenture, dated as of April 30, 2007, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on May 1, 2007).

4.4*	Indenture, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 25, 2006).

4.5*	Exchange and Registration Rights Agreement, dated as of April 24, 2006, among Mariner Energy, Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Mariner’s Form 8-K filed on April 25, 2006).

4.6*	Rights Agreement, dated as of October 12, 2008, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 14, 2008).

4.7*	Amendment to Rights Agreement dated as of April 14, 2010, between Mariner Energy, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 16, 2010).

4.8*	Amended and Restated Credit Agreement, dated as of March 2, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto from time to time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 3, 2006).

Number	Description

4.9*	Amendment No. 1 and Consent, dated as of April 7, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 13, 2006).

4.10*	Amendment No. 2, dated as of October 13, 2006, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on October 18, 2006).

4.11*	Amendment No. 3 and Consent, dated as of April 23, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 24, 2007).

4.12*	Amendment No. 4, dated as of August 24, 2007, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2007).

4.13*	Amendment No. 5 and Agreement, dated as of January 31, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on February 5, 2008).

4.14*	Master Assignment, Agreement and Amendment No. 6, dated as of June 2, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 3, 2008).

4.15*	Amendment No. 7, dated as of December 12, 2008, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on December 15, 2008).

4.16*	Amendment No. 8 and Consent, dated as of March 24, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on March 27, 2009).

4.17*	Amendment No. 9, dated as of June 2, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on June 2, 2009).

4.18*	Amendment No. 10, dated as of August 25, 2009, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank of California, N.A., as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on August 27, 2009).

4.19*	Amendment No. 11, dated as of April 8, 2010, among Mariner Energy, Inc. and Mariner Energy Resources, Inc., as Borrowers, the Lenders party thereto, and Union Bank, N.A. (f/k/a Union Bank of California, N.A.), as Administrative Agent for such Lenders and as Issuing Lender for such Lenders (incorporated by reference to Exhibit 4.1 to Mariner’s Form 8-K filed on April 8, 2010).

10.1*	Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc. (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on June 9, 2009).

Number	Description

10.2*	Underwriting Agreement, dated June 4, 2009, among Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as Representatives of the several Underwriters named in Schedule A thereto, and Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner Gulf of Mexico LLC, MC Beltway 8 LLC and Mariner LP LLC (incorporated by reference to Exhibit 1.2 to Mariner’s Form 8-K filed on June 9, 2009).

10.3*	Underwriting Agreement, dated April 25, 2007, among J.P. Morgan Securities Inc., as Representative of the several Underwriters listed in Schedule 1 thereto, Mariner Energy, Inc., Mariner Energy Resources, Inc., Mariner LP LLC, and Mariner Energy Texas LP (incorporated by reference to Exhibit 1.1 to Mariner’s Form 8-K filed on April 26, 2007).

10.4*	Purchase Agreement, dated as of April 19, 2006, among Mariner Energy, Inc., Mariner LP LLC, Mariner Energy Resources, Inc., Mariner Energy Texas LP and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on April 25, 2006).

10.5*	Mariner Energy, Inc. Third Amended and Restated Stock Incentive Plan, effective as of May 11, 2009 (incorporated by reference to Exhibit 10.1 to Mariner’s Form 8-K filed on May 12, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference as indicated.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mariner Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2010.

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